Form 10-Q
period 2005-07-03
ev3 Inc.
filed 2005-08-17
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number:  0-51348

ev3 Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0138874
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4600 Nathan Lane North
Plymouth, Minnesota 55442

(Address of principal executive offices)

(763) 398-7000

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐  NO  ☒*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of August 1, 2005, there were 49,116,454 shares of common stock, par value $0.01 per share, of the registrant outstanding.

*  The registrant has not been subject to the filing requirements for the past 90 days as the registration statement in connection with its initial public offering became effective on June 16, 2005.  The registrant has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 since such time.

ev3 Inc.

FORM 10-Q

For the Quarterly Period Ended July 3, 2005

In this report, references to “ev3,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to ev3 Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I:                          FINANCIAL INFORMATION

ITEM I:                              FINANCIAL STATEMENTS

ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 3, 2005	December 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$128,399	$20,131
Accounts receivable, less allowance of $3,233 and $2,694, respectively	22,128	18,956
Inventories	28,219	22,500
Prepaid expenses and other assets	6,030	4,576
Other receivables	2,549	2,446

Total current assets	187,325	68,609

Restricted cash	3,074	2,638
Property and equipment, net	13,030	9,130
Goodwill	94,456	94,514
Other intangible assets, net	30,844	31,851
Other assets	4,017	5,304

Total assets	$332,746	$212,046

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$11,703	$8,931
Accrued compensation and benefits	11,176	9,523
Accrued liabilities	14,300	13,821
Accrued acquisition consideration	—	3,750

Total current liabilities	37,179	36,025

Demand notes payable—related parties	—	299,453
Other long-term liabilities	561	702

Total liabilities	37,740	336,180

Commitments and contingencies	—	—

Class A preferred membership units: stated value $3.56; 24,040,718 units authorized; issued and outstanding: zero and 24,040,718, respectively	—	95,105
Class B preferred membership units: stated value $3.56; 41,077,336 units authorized; issued and outstanding: zero and 41,077,336, respectively	—	158,923

Minority interest	13,754	16,310

Stockholders’ equity (deficit)

Members’ capital	—	47,927
Common stock: $0.01 par value; 100,000,000 shares authorized; issued and outstanding: 48,910,654 and zero, respectively	489	—
Additional paid in capital	801,252	—
Accumulated deficit	(520,208)	(440,705)
Accumulated other comprehensive loss	(281)	(1,694)

Total stockholders’ equity (deficit)	281,252	(394,472)

Total liabilities and stockholders’ equity (deficit)	$332,746	$212,046

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales	$31,540	$20,569	$59,222	$41,149

Operating expenses
Cost of goods sold (a)	12,785	9,368	24,894	18,157
Sales, general and administrative (a)	32,297	23,520	64,157	47,957
Research and development (a)	11,891	10,589	22,217	19,743
Amortization of intangible assets	2,548	2,447	5,203	4,978
(Gain) loss on sale or disposal of assets, net	111	(1)	164	19
Acquired in-process research and development	868	—	868	—

Total operating expenses	60,500	45,923	117,503	90,854

Loss from operations	(28,960)	(25,354)	(58,281)	(49,705)

Other (income) expense
Gain on sale of investments, net	(878)	(1,728)	(4,611)	(1,728)
Interest expense, net	6,078	4,458	11,786	10,613
Minority interest in loss of subsidiary	(705)	(1,315)	(726)	(5,072)
Other expense, net	1,828	206	2,920	106

Loss before income taxes	(35,283)	(26,975)	(67,650)	(53,264)
Income tax benefit	(61)	—	(59)	—

Net loss	(35,222)	(26,975)	(67,591)	(53,624)
Accretion of preferred membership units to redemption value	5,635	5,869	12,061	11,804

Net loss attributable to common stockholders	$(40,857)	$(32,844)	$(79,652)	$(65,428)

Net loss per common share attributable to common stockholders (basic and diluted) (b)	$(4.60)	$(18.29)	$(13.95)	$(37.36)

Weighted average common shares outstanding (b)	8,877,898	1,795,745	5,711,852	1,751,092

(a) Includes stock based compensation charges of:
Cost of goods sold	$135	$47	$247	$98
Sales, general and administrative	591	206	1,045	1,373
Research and development	189	182	434	398

	$915	$435	$1,726	$1,869

(b) Net loss per common share attributable to common stockholders and the weighted average common shares outstanding reflect the June 21, 2005 1-for-6 reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	July 3, 2005	July 4, 2004
Operating activities
Net loss	$(67,591)	$(53,624)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,340	6,990
Provision for bad debts	327	278
Provision for inventory obsolescence	1,156	264
Acquired in-process research and development	868	—
Loss on disposal of assets	157	19
Amortization of beneficial conversion feature and non-cash interest expense	—	1,857
Gain on sale of investment	(4,611)	(1,728)
Stock compensation expense	1,726	1,869
Minority interest in loss of subsidiary	(726)	(5,072)
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	(3,965)	(3,847)
Inventories	(6,980)	(4,534)
Prepaids and other assets	102	(667)
Accounts payable	3,024	3,672
Accrued expenses and other liabilities	2,509	292
Accrued interest on notes payable	12,156	8,752

Net cash used in operating activities	(54,508)	(45,479)

Investing activities
Purchase of property and equipment	(6,119)	(1,483)
Purchase of patents and licenses	(982)	(571)
Proceeds from sale of property and equipment	8	—
Proceeds from sale of investments	4,611	1,728
Acquisitions, net of cash acquired	(1,626)	(3,750)
Change in restricted cash	(221)	(31)
Other	894	—

Net cash used in investing activities	(3,435)	(4,107)

Financing activities
Issuance of demand notes payable	49,100	30,840
Payments on demand notes payable	(36,475)	—
Proceeds from issuance of notes payable, net of costs	—	21,008
Proceeds from exercise of stock options	660	79
Proceeds from issuance of subsidiary stock to minority shareholders	227	178
Proceeds from initial public offering, net	152,713	—
Other	—	(827)

Net cash provided by financing activities	166,225	51,278

Effect of exchange rate changes on cash	(14)	(8)

Net increase in cash and cash equivalents	108,268	1,684
Cash and cash equivalents, beginning of year	20,131	23,625

Cash and cash equivalents, end of year	$128,399	$25,309

Supplemental disclosure of non-cash activities:

Assets acquired in conjunction with MTI step acquisition (see Note 6)	$7,536	$—
Contribution of demand notes payable upon initial public offering (see Note 11)	$324,230	$—
Preferred membership units converted to common stock upon initial public offering (see Note 12)	$266,089	$—

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

 ev3 Inc. (the “Company”) is a global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders. The Company develops, manufactures and markets a wide range of products that includes stents, embolic protection devices, thrombectomy devices, balloon angioplasty catheters, foreign object retrieval devices, guidewires, embolic coils, liquid embolics, microcatheters, and occlusion balloon systems. The Company markets its products in the United States, Europe, Canada, and Japan through a direct sales force, and through distributors in certain other international markets.

The Company holds ownership interests directly in two companies: ev3 Endovascular, Inc. (“ev3 Endovascular”) and Micro Investment, LLC (“MII”), a holding company that owns a controlling interest in Micro Therapeutics, Inc. (“MTI”), a publicly traded operating company. The Company’s majority equity holder, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (collectively “Warburg Pincus”), owns a majority, controlling interest in ev3 Inc. The Company is organized in two business segments: cardio peripheral and neurovascular. The Company manages its business and reports its operations internally and externally on this basis. The Company’s cardio peripheral segment contains products that are used in both cardiovascular and peripheral vascular procedures by cardiologists, radiologists, vascular surgeons and other endovascular specialists. The Company’s neurovascular segment contains products that are used primarily by neuro-radiologists and neurosurgeons for neurovascular procedures.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results for the three and six months ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period.  These financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s registration statement on Form S-1, initially filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851), as subsequently amended (the “Registration Statement”).

The consolidated financial statements of ev3 Inc. include the financial results of MTI, which ev3 Inc. consolidates for accounting purposes but is not wholly owned. On May 26, 2005, Warburg Pincus and The Vertical Group L.P. and certain of its affiliates (collectively “Vertical”) contributed all of the shares of MTI’s common stock directly owned by them to ev3 LLC in exchange for common membership units. These common membership units were subsequently converted into shares of ev3 Inc. common stock in connection with a subsequent merger of ev3 LLC with and into ev3 Inc. on June 21, 2005.  As a result of this merger, ev3 Inc. became the holding company of ev3 LLC’s subsidiaries. The merger of ev3 LLC with and into ev3 Inc. was accounted for as a combination under common control with the result that the financial statements for all periods presented were such that the historical financial statements of the group were carried forward without adjustment.

As the controlling shareholder of the Company, the contribution of the shares by Warburg Pincus, representing a 15.7% interest in MTI as of May 26, 2005, was accounted for as a transfer of assets between entities under common control resulting in the retention of historical based accounting. These consolidated financial statements give effect to the contribution of MTI shares owned by Warburg Pincus as though such contribution occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI. The contribution of the MTI shares owned by Vertical, representing a 4.3% interest in MTI as of May 26, 2005, was accounted for under the purchase method of accounting on the contribution date (see Note 6).  As of July 3, 2005, ev3 Inc. owned 70.3% of the outstanding shares of common stock of MTI.  The consolidation of MTI for accounting purposes results in all of MTI’s assets and liabilities being included in the Company’s consolidated balance sheets. Although all of MTI’s assets are included in the Company’s consolidated balance sheets, not all of these assets would be available to the Company for distribution to its stockholders in the event of MTI’s liquidation.

Prior to the consummation of the Company’s initial public offering on June 21, 2005, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  On June 21, 2005, immediately prior to the Company’s initial public offering, the Company completed a one-for-six reverse stock split of its outstanding common stock.  All share and per share amounts for all periods presented in these consolidated financial statements reflect this split.

The Company operates on a manufacturing calendar with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Accordingly, the first three fiscal quarters in 2004 ended on April 4, July 4 and October 3.  The corresponding fiscal quarters in 2005 ended or end on April 3, July 3 and October 2.

3.  Stock Based Compensation

The Company accounts for its stock based compensation plans under the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award.  The fair value is estimated using the Black-Scholes option pricing model and is recognized over the service period, which is typically the vesting period.   The Company recognized compensation expense related to stock options of $915 thousand and $1.7 million for the three and six months ended July 3, 2005, respectively, as compared to the compensation expense related to stock options of $435 thousand and $1.9 million for the three and six months ended July 4, 2004, respectively.

The Company used the Black-Scholes option pricing model, with a minimum value pricing method, for measuring the fair value of its options granted for the year ended December 31, 2004 and for the three-month period ended April 3, 2005.  The minimum value pricing method does not take into consideration volatility. In accordance with SFAS 123, subsequent to April 5, 2005, the date of the Company’s initial filing of the registration statement relating to its initial public offering with the Securities and Exchange Commission, the Company used the Black-Scholes model, including a volatility assumption, to estimate the fair value of all option grants. Forfeitures and cancellations are recognized as they occur. Expense previously recognized related to options that are cancelled or forfeited prior to vesting is reversed in the period of the cancellation or forfeiture.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions by plan:

	July 3, 2005		July 4, 2004
	ev3 Inc.	MTI	ev3 Inc.	MTI
Risk free interest rate	3.8%	3.6%	3.5%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	50.0%	44.9%	—	63.0%
Expected option term	4 years	4 years	5 years	4 years

In accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company accounts for non-employee equity based awards, in which goods or services are the consideration received for the equity instruments issued, at their fair value. The assumptions used to determine fair value under the Black-Scholes pricing model are as disclosed above for ev3 Inc. and MTI as appropriate.

4.  New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43, Chapter 4, which adopts wording from the International Accounting Standards Board’s (“IASB”) IAS 2 Inventories in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in 2006. Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123 and supersedes APB Opinion 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period and is effective for the Company on January 1, 2006. The Company has not yet determined the impact of the provisions of SFAS 123(R) on its consolidated earnings, financial position or cash flows.

5. Liquidity and Capital Resources

On June 21, 2005, the Company completed an initial public offering in which it sold 11,765,000 shares of common stock at $14.00 per share for net cash proceeds of $152.7 million, net of underwriting discounts and other offering costs.  Immediately prior to the consummation of the offering, ev3 LLC merged with and into ev3 Inc. and 24,040,718 Class A preferred membership units, 41,077,336 Class B preferred membership units, and 18,799,962 common membership units of ev3 LLC were converted into 83,918,016 shares of common stock of ev3 Inc. (on a pre-split basis).  Immediately thereafter, the Company completed a one for six reverse stock split whereby the 83,918,016 shares of common stock were converted into 13,986,350 shares of common stock.  Prior to the consummation of the offering, and subsequent to the reverse stock split, the Company also issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324.2 million aggregate principal amount of demand notes and accrued and unpaid interest thereon.  The remaining balance of the accrued and unpaid interest on the demand notes, totaling $36.5 million, was repaid using proceeds from the offering.

The following summarizes the changes in stockholders’ equity (deficit) since December 31, 2004:

(in thousands, except unit and share amounts)

		Members’	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Units	Capital	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance January 1, 2005	15,293,490	$47,927	—	$—	$—	$(1,694)	$(440,705)	$(394,472)
Accretion of preferred membership units	—	—	—	—	—	—	(6,426)	(6,426)
Compensation expense on unit options	—	796	—	—	—	—	—	796
Exercise of unit options	495,809	651	—	—	—	—	—	651
Comprehensive loss:
Net loss						—	(32,369)	(32,369)
Cumulative translation adjustment						770	—	770
Comprehensive loss:						770	(32,369)	(31,599)
Balance April 3, 2005	15,789,299	$49,374	—	$—	$—	$(924)	$(479,500)	$(431,050)
Accretion of preferred membership units	—	—	—	—	—	—	(5,635)	(5,635)
Compensation expense on unit/stock options	—	513	—	—	409	—	—	922
Exercise of unit options	6,331	9	—	—	—	—	—	9
Members’ contribution	3,004,332	8,404	—	—	—	—	—	8,404
Conversion of preferred / common membership units	(18,799,962)	(58,300)	83,918,016	839	323,550	—	—	266,089

		Members’	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Units	Capital	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

1-for-6 reverse common stock split	—	—	(69,931,666)	(699)	699	—	—	—
Contribution of demand notes	—	—	23,159,304	231	323,999	—	—	324,230
Common stock issued in conjunction with initial public offering	—	—	11,765,000	118	152,595	—	—	152,713
Comprehensive loss:
Net loss						—	(35,222)	(35,222)
Cumulative translation adjustment						643	—	643
Gain on change in ownership % of MTI						—	149	149
Comprehensive loss:						643	(35,073)	(34,430)
Balance July 3, 2005	—	$—	48,910,654	$489	$801,252	$(281)	$(520,208)	$281,252

Comprehensive loss consists of net loss, gains on changes of interest related to ownership changes in MTI, and the effects of foreign currency translation.  The components of comprehensive loss resulted in a decrease to our net loss of $792 thousand and $1.6 million for the three and six months ended July 3, 2005, respectively, and a decrease to our net loss of $47 thousand and $742 thousand for the three and six months ended July 4, 2004, respectively.

The Company’s future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and continuing acceptance of the Company’s products in the marketplace. The Company believes that the resources generated through its initial public offering are sufficient to meet the Company’s liquidity requirements through the end of fiscal 2006; however, if the Company requires additional working capital, but is not able to raise additional funds, it may be required to significantly curtail or cease ongoing operations.

6. MTI Step Acquisitions

The Company, through its wholly owned subsidiary, MII, has acquired a controlling interest in MTI in various step investments.  MTI is a publicly held Delaware corporation that develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment primarily of neurovascular diseases. The investments were accounted for using the step acquisition method prescribed by ARB 51, Consolidated Financial Statements. Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired.

On May 26, 2005, the shares of MTI’s common stock directly held by Warburg Pincus and Vertical were contributed to ev3 LLC in exchange for 10,804,500 and 3,004,332 common membership units, respectively.  These common membership units were subsequently converted into shares of ev3 Inc. common stock in connection with the subsequent merger of ev3 LLC with and into ev3 Inc. on June 21, 2005.  MTI shares contributed by Warburg Pincus, representing a 15.7% interest in MTI, have been accounted for as a transfer of assets between entities under common control and the consolidated financial statements give effect to the contribution by Warburg Pincus as though such contributions occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI. Shares of MTI contributed by Vertical, representing a 4.3% interest, have been accounted for under the purchase method of accounting at the date of the contribution by Vertical.  As a result, the Company held an approximate interest in MTI of 70.3% and 66.0% at July 3, 2005 and December 31, 2004, respectively.

The number of membership units of ev3 LLC issued in exchange for the MTI shares directly held by Warburg Pincus and Vertical was determined based on fair value.  Fair value of the MTI shares contributed was measured as the average closing price per share of MTI’s common stock on the NASDAQ National Market System for the twenty trading days from and including the date the Company’s Registration Statement with respect to the Company’s initial public offering was first filed by the Company with the Securities and Exchange Commission. Fair value of ev3 LLC’s equity issued in exchange for the MTI shares was based on the midpoint of the range of estimated initial public offering prices per share, after consideration of the reverse stock split (See Note 2).

The following summarizes the allocation of the excess purchase price over historical book values arising from the May 26, 2005 contribution of MTI shares by Vertical (in thousands):

May 26, 2005
Inventory	$104
Developed technology	2,043
Customer relationships	894
Trademarks and tradenames	458
Acquired in-process research and development	868
Goodwill	2,066
Minority interest	2,021
Accrued liabilities	(50)

Total	$8,404

The acquired in-process research and development charge was estimated considering an appraisal and represents the estimated fair value of the in-process projects at the date of contribution of the MTI shares.  As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful, or completed in a timely manner, the Company may not realize the financial benefits expected from these projects.

To the extent that investments in MTI by third party investors reduced the Company’s ownership interest, the difference between the carrying value of the interest indirectly sold by the Company, and the consideration paid by the third party investor is considered a change in interest transaction. The Company has adopted an accounting policy of recording change of interest gains or losses within equity as permitted by Staff Accounting Bulletin (“SAB”) 5H. Change of interest gains recorded in equity were $149 thousand and $149 thousand for the three and six months ended July 3, 2005, respectively, as compared with $71 thousand and $731 thousand for the three months and six months ended July 4, 2004, respectively.

7.  Inventories

 Inventory consists of the following (in thousands):

	July 3,	December 31,
	2005	2004

Raw materials	$6,826	$6,874
Work-in-progress	1,859	1,832
Finished goods	23,128	17,481

	31,813	26,187
Inventory reserve	(3,594)	(3,687)

Inventory, net	$28,219	$22,500

8. Goodwill and Other Intangible Assets

 The changes in the carrying amount of goodwill by operating segment for the three and six months ended July 3, 2005 were as follows (in thousands):

	Cardio Peripheral	Neuro- vascular	Total
Balance as of January 1, 2005	$73,431	$21,083	$94,514
Settlement of litigation over purchase price adjustments	(2,124)	—	(2,124)

Balance as of April 3, 2005	71,307	21,083	92,390
Goodwill related to MTI step acquisitions	—	2,066	2,066

Balance as of July 3, 2005	$71,307	$23,149	$94,456

Other intangible assets consist of the following (in thousands):

	Weighted average useful life (in years)	July 3, 2005			December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and licenses	5.0	$4,189	$(1,762)	$2,427	$3,496	$(1,655)	$1,841
Developed technology	6.0	51,472	(26,986)	24,486	47,836	(21,126)	26,710
Trademarks and tradenames	5.0	3,085	(1,358)	1,727	2,627	(1,041)	1,586
Customer relationships	5.0	6,071	(3,867)	2,204	5,177	(3,463)	1,714

Other intangible assets		$64,817	$(33,973)	$30,844	$59,136	$(27,285)	$31,851

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight line basis. Customer relationships are amortized using the double declining balance method. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization of intangibles was $2.5 million and $5.2 million for the three and six months ended July 3, 2005, respectively, as compared to  $2.4 million and $5.0 million for the three and six months ended July 4, 2004.  The estimated amortization expense (inclusive of amortization expense already recorded for the six months ended July 3, 2005) for the five years ending December 31 is as follows (in thousands):

2005	$10,568
2006	9,409
2007	7,140
2008	3,818
2009	1,369

9. Investments

MTI had a licensing agreement and an approximate 14% interest in Genyx Medical, Inc. (“Genyx”). The carrying value of MTI’s investment in Genyx was $0 as of December 31, 2004, and MTI had no obligation to fund Genyx’s operations. In January 2005, MTI sold its interest in Genyx and recorded a gain of $3.7 million.

In connection with the 2002 sale of its investment in Enteric Medical Technologies, Inc., MTI has a right to receive certain contingent consideration.  In the three months ended July 3, 2005 and July 4, 2004, MTI received $878 thousand and $1.7 million, respectively, based upon the achievement of certain milestones.   These receipts were recognized as additional gain on sale of investment when received by MTI.

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 3,	December 31,
	2005	2004

Accrued professional services	$2,903	$3,591
Accrued clinical studies	2,899	1,580
Office closure	1,919	2,698
Accrued other	6,589	5,952

Total accrued liabilities	$14,300	$13,821

11. Debt

At June 21, 2005, the closing date of the Company’s initial public offering, ev3 Endovascular had outstanding $316.0 million aggregate principal amount of demand notes plus $44.7 million of accrued and unpaid interest thereon.  These notes were payable to Warburg Pincus, our majority stockholder, and Vertical, our second largest stockholder.  Immediately prior to the Company’s initial public offering, the Company issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324.2 million principal amount of the demand notes and a portion of the accrued and unpaid interest thereon.  Upon successful consummation of the initial public offering, the Company utilized $36.5 million of the net proceeds to repay the remaining accrued and unpaid interest, reducing the Company’s debt balance to zero at June 21, 2005.

On May 6, 2005, MTI entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which will expire on May 6, 2007. Pursuant to the terms of the Agreement, MTI may borrow up to the lesser of (i) $3.0 million or (ii) the sum of (a) 80% of MTI’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of MTI’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750 thousand. All outstanding amounts under the Agreement bear interest at a variable rate equal to SVB’s prime rate plus 2%. The Agreement also contains customary covenants regarding operations of MTI’s business and financial covenants relating to minimum tangible net worth.  As of July 3, 2005, MTI had no borrowings under the Agreement.

12. Redeemable Convertible Preferred Membership Units

In connection with the merger of ev3 LLC with and into ev3 Inc., 24,040,718 Class A preferred membership units of ev3 LLC with a carrying value of $98.7 million and 41,077,336 Class B preferred membership units of ev3 LLC with a carrying value of $167.4 million were converted into common membership units of ev3 LLC, and subsequently into shares of the Company’s common stock, on a 1:1 basis.  The newly converted shares were then subject to a 1-for-6 reverse stock split (See Note 2).

Pursuant to the terms of the preferred membership units, prior to conversion they were being accreted to a redemption value and that accretion for the three and six months ended July 3, 2005 was $5.6 million and $12.1 million, respectively.  Accretion for the three and six months ended July 4, 2004 was $5.9 million and $11.8 million, respectively. Accretion was discontinued at the time of conversion.

13. Equity Based Compensation Plans

Upon consummation of the Company’s initial public offering, the ev3 LLC 2003 Incentive Plan was terminated with respect to options available for grant that were not granted prior to the offering and the ev3 Inc. 2005 Incentive Stock Plan became effective.  Subject to adjustment as provided in the plan, 2,000,000 shares of the Company’s common stock are available for issuance under the plan. Under the plan, the Company’s eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights. The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant.  During the three months ended July 3, 2005, options to purchase 56,859 shares of ev3 LLC common membership units were granted under the ev3 LLC 2003 Incentive Plan. In connection with the merger of ev3 LLC with and into ev3 Inc., these options were converted into options to purchase an equivalent number of shares of the Company’s common stock.   During the three months ended July 3, 2005, options to purchase 1,491,619 shares of the Company’s common stock were granted under the ev3 Inc. 2005 Incentive Stock Plan.

14. Commitments and Contingencies

Letters of Credit

As of July 3, 2005, the Company had $2.4 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

Contingencies

The Company’s acquisition agreements relating to the purchase of MitraLife, Appriva Medical, Inc. and Dendron GmbH require the Company to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved. The potential milestone payments total $25.0 million, $175.0 million and $15.0 million with respect to the MitraLife, Appriva and Dendron acquisitions, respectively, during the period of 2003 to 2009. On September 29, 2004, the Company sold substantially all of the assets constituting the MitraLife business to Edwards Lifesciences and is no longer pursuing commercialization of the product line acquired in the MitraLife transaction.  As of the date that the Company sold these assets to Edwards Lifesciences, none of the milestones set forth in the Company’s agreement with the sellers of MitraLife had been met.  The Company has determined that it has no current obligations in respect of these milestone payments, and the Company does not believe that it is likely that it will have obligations with respect to these milestones in the future.  The Company has determined that the first milestone with respect to the Appriva agreement was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable. It is possible that the Company will meet one or more of the remaining milestones with respect to the Appriva acquisition and could become obligated to make the corresponding milestone payments totaling $125.0 million in periods subsequent to 2005. Under the terms of the stock purchase agreement the Company entered into in connection with its acquisition of Dendron, the Company may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter of 2005. The Company may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of

$25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement.

The Company is from time to time subject to, and is presently involved in, litigation or other legal proceedings.

In September 2000, Dendron, which was acquired by MTI in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the court issued a written decision that the EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (MTI joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with MTI, nullity proceedings with the German Federal Patents Court against the German component of the other two patents.  The opposition proceedings with the EPO on the one patent are complete, and the EPO has rejected the opposition and has upheld the validity of the one patent.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff. The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent. The patent involved is the same patent that was involved in the case before the English Patents Court (see below) and that was ruled by a Dutch court to be invalid (see below).  The opposition proceedings on the patent are complete, and the EPO has rejected the opposition and has upheld the validity of the patent.  The case is under appeal and an oral hearing is scheduled to be held in the Dusseldorf Court of Appeal on March 9, 2006.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of July 3, 2005, approximately $800 thousand was recorded in accrued liabilities in our consolidated balance sheet. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

Concurrent with its acquisition of Dendron, MTI initiated a series of legal actions related to its Sapphire coils in the Netherlands and the United Kingdom, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by MTI of certain patents held by others. The range of patents at issue are held by the Regents of the University of California, with Boston Scientific Corporation subsidiaries named as exclusive licensees, collectively referred to as the “patent holders,” related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled that the three patents at issue related to detachable coils are valid and that MTI’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Under the court’s ruling, MTI has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by MTI since September 27, 2002. In February 2005, MTI received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.3 million as of July 3, 2005, with which MTI disagrees. Court hearings will be held regarding these claims. MTI has filed an appeal with the Dutch court, and believes that since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and MTI intends to continue such compliance. Because the Company believes that MTI has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, Accounting for Contingencies. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

In January 2003, MTI initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that MTI’s products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by MTI. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay MTI’s costs associated with the legal action, including interest. As a result, MTI received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $950 thousand based on the dates of receipt), which MTI recorded as a reduction of litigation expense upon receipt of such funds in February and March 2005. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by MTI in such litigation. As a result of the interim settlement, MTI anticipates that it will no longer be involved in litigation in the United Kingdom, although no assurance can be given that no other litigation involving MTI may arise in the United Kingdom.

In the United States, concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, MTI initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by MTI and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed MTI’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against MTI in the United States District Court for the Northern District of California alleging infringement by MTI with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. MTI has filed a counterclaim against the University of California asserting non-infringement by MTI, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, MTI filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. A trial date has not been set. Because these matters are in early stages, the Company cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

In March 2005, Medtronic, Inc. contacted the Company to express its view that the Company’s Protégé stents infringe on one or more of Medtronic’s patents. The Company informed Medtronic that it disagrees with Medtronic’s assertions, and has since had several discussions with Medtronic.  No lawsuit with respect to this matter has been filed.  The Company also received notice from an individual claiming that he believes that the Company’s PLAATO device infringes on two of his patents.  The Company has informed this individual that it does not believe that its PLAATO device infringes on these patents.  On March 30, 2005, the Company was served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of the Company’s products, including its SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents.  This action was brought in the United States District Court for the District of Minnesota.  The Company has answered the complaint and intends to vigorously defend this action. Because these matters are in early stages, the Company cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

During 2002, the Company acquired Appriva Medical, Inc., a developer of a technology to reduce stroke in patients with atrial fibrillation which provided the platform for the Company’s current PLAATO device.  The acquisition agreement relating to the Company’s acquisition of Appriva contains four milestones to which payments relate.  The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million.  The Company has determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable.  On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that the Company, along with other defendants,  breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one

milestone was actually met.   The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement.  The Company believes these allegations are without merit and intends to vigorously defend this action.  On August 5, 2005, the Company’s attorneys received a letter from attorneys representing certain other sellers of Appriva stock (who are not purported to be represented in the action filed by Lesh), asking the Company’s attorneys to enter into a dialogue regarding their assertions that certain milestones should have been paid. The Company believes their assertions are without merit. Failure to reach agreement with these new claimants on a resolution of the parties’ differences, could lead to additional litigation on this matter.  Because these matters are in early stages, the Company cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

15. Segment and Geographic Information

  The following is segment and geographic information (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Segment Data
Net sales
Cardio Peripheral
Stents	$8,781	$4,681	$15,879	$10,005
Thrombectomy and embolic protection	3,223	1,835	6,461	3,935
Procedural support and other	7,204	5,647	13,709	11,792

Total Cardio Peripheral	$19,208	$12,163	$36,049	$25,732

Neurovascular
Embolic products	4,219	3,209	8,197	5,487
Neuro access and delivery products	8,113	5,197	14,976	9,930

Total Neurovascular	$12,332	$8,406	$23,173	$15,417

Total net sales	$31,540	$20,569	$59,222	$41,149

Gross Profit
Cardio peripheral	$10,314	$6,307	$19,001	$14,337
Neurovascular	8,441	4,894	15,328	8,655

Total gross profit (1)	18,755	11,201	34,328	22,992
Operating expenses	47,715	36,555	92,609	72,697

Loss from Operations	$(28,960)	$(25,354)	$(58,281)	$(49,705)

(1) Gross profit for internal measurement purposes is defined as net sales less cost of goods sold excluding the amortization of intangible assets.

	July 3, 2005	December 31, 2004
Total assets
Cardio Peripheral	$270,573	$146,722
Neurovascular	62,173	65,324

Total assets	$332,746	$216,046

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Geographic Data
Net sales
United States	$15,939	$10,212	$30,060	$20,710
International	15,601	10,357	29,162	20,439

Total net sales	$31,540	$20,569	$59,222	$41,419

16. Earnings Per Share

The following outstanding convertible preferred units of ev3 LLC, convertible demand notes, and options of the Company and ev3 LLC were excluded from the computation of diluted earnings per share as they had an antidilutive effect.  In connection with the merger of ev3 LLC with and into ev3 Inc. immediately prior to the Company’s initial public offering,  each preferred membership unit of ev3 LLC was converted into a share of our common stock and each option to purchase common membership units of ev3 LLC was converted into an option to purchase an equivalent number of shares of the Company’s common stock (see Note 13).

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Convertible preferred stock class A (assuming conversion using the contractual conversion ratio to common units)	—	24,040,718	—	24,040,718
Convertible preferred stock class B (assuming conversion using the contractual conversion ratio to common units)	—	41,077,336	—	41,077,336
Convertible demand notes (assuming conversion at stated value into common units)	—	64,611,847	—	64,611,847
Options	3,493,961	1,388,468	3,493,961	1,388,468
	3,493,961	131,118,369	3,493,961	131,118,369

17. Subsequent Events

On July 20, 2005, subsequent to the end of the fiscal quarter, the Company sold 205,800 shares of common stock pursuant to the over-allotment option granted to the underwriters in connection with its initial public offering.  Net proceeds to the Company from this sale totaled $2.5 million, after deducting underwriting discounts and commissions and offering expenses, and increased the Company’s outstanding shares to 49,116,454.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three and six months ended July 3, 2005.  You should read this discussion together with the accompanying unaudited consolidated financial statements, related notes and other financial information included herein. As discussed under the heading “Forward-Looking Statements” below, the following discussion and other portions of this report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading “Risk Factors” below and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested in such forward-looking statements.

Overview

We are a global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders.  Our broad product portfolio is focused on applications in each of the three sub-markets of the endovascular device market: peripheral vascular, cardiovascular and neurovascular.  We sell over 100 products consisting of over 1,000 SKUs in these markets.  From 2000 to 2002, our investor group acquired certain of the assets in our cardio peripheral division to build the foundation of our current peripheral and cardiovascular product portfolios. During this period, our investor group also purchased certain neurovascular assets to expand our neurovascular product portfolio and, through a series of investments,  obtained our indirect controlling investment in Micro Therapeutics, Inc., or MTI.  Beginning in 2002, we entered into long-term, exclusive agreements to market or distribute MTI’s full product portfolio in Europe, Japan, Canada and the major markets of Asia Pacific and Latin America.  Since our last acquisition in 2002, we have dedicated significant capital and management effort to advance the acquired technologies and broaden our product lines in order to execute our strategies.

We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and Japan and have established distribution relationships in other large international markets.  Our corporate headquarters is located in Plymouth, Minnesota and contains our manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines.  MTI is headquartered in Irvine, California, which contains our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines.  Outside of the United States, our primary offices are in Paris, France and Tokyo, Japan. During the three and six months ended July 3, 2005, approximately 49.5% and 49.2% of our net sales, respectively, were generated outside of the United States, as a result of which we are sensitive to risks related to fluctuation in exchange rates, which could affect our business results in the future.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that now includes a sales force of 199 direct sales representatives as of August 1, 2005 in the United States, Canada, Europe and Japan.  Our direct sales representatives accounted for approximately 87% and 88% of our net sales during the three and the six months ended July 3, 2005, respectively, with the balance generated by independent distributors.  In 2004, we increased our U.S. direct sales force from 44 to 82 and our Japan sales force from four to eleven.  In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system.  As a result, our costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $520.2 million at July 3, 2005.  Consequently, we have financed our operations through debt and equity offerings.  We expect to continue to generate operating losses for at least the next 18 months.

Our cash, cash equivalents and short-term investments available to fund current operations were $128.4 million and $20.1 million at July 3, 2005 and December 31, 2004, respectively.  We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.8 million, after deducting underwriting discounts and commissions and offering expenses.  We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, which we refer to collectively as Warburg Pincus, and The Vertical Group L.P. and certain of its affiliates, which we refer to collectively as Vertical.  In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of  $2.5 million, after deducting underwriting discounts and commissions and offering expenses.  We invested the remaining portion of the net proceeds in short-term, investment-grade, interest bearing securities.  We expect to use these funds for general corporate purposes, which may include funding the operations of MTI.  We expect our cash balance to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money. We believe our cash, cash equivalents and short-term investments will be sufficient to meet our liquidity requirements through the end of fiscal 2006.  There can be no assurance, however, that we will be able to achieve such positive cash flow or that we will not need additional financing to fund our operations.

We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. Our broad product portfolio is focused on applications that we estimate represented an addressable worldwide endovascular market opportunity of approximately $1.6 billion in 2004. We intend to capitalize on this market opportunity by the continued introduction of new products. We intend to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with acquisitions or other external collaborations. Additionally, our growth has been, and will continue to be, impacted by our expansion into new geographic markets and the expansion of our direct sales organization in existing geographic markets

We report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system.  Our cardio peripheral segment contains products that are used in both cardiovascular and peripheral vascular procedures by cardiologists, radiologists and vascular surgeons.  Our neurovascular segment contains products that are used primarily by neuro-radiologists and neurosurgeons.  Our sales activities and operations are aligned closely with our business segments.  We generally have dedicated cardio peripheral sales teams in the United States and Europe that target customers who often perform procedures in both anatomic areas (cardiovascular and peripheral vascular).  We generally have separate, dedicated neurovascular sales teams in the United States and Europe that are specifically focused on this customer base.

MTI, our public operating subsidiary, is focused on the neurovascular market.  However, a small portion of MTI’s sales relate to products sold into the cardio peripheral market, which we classify as cardio peripheral sales in our reporting.  In addition, some of MTI’s sales are generated at a transfer price to our international sales entities where they are resold by our sales organization.  For consolidated reporting, these intercompany sales are eliminated.  As a result, the neurovascular sales we report will be different from the sales that MTI reports publically. Based on MTI’s public financial statements, approximately 41.5% of our net sales and 6.2% of our net losses during the three months ended July 3, 2005 and 41.3% of our net sales and 3.3% of our net losses during the six months ended July 3, 2005 were attributable to MTI.

On January 28, 2005, we were formed as a subsidiary of ev3 LLC.  Immediately prior to the closing of our initial public offering on June 21, 2005, ev3 LLC merged with and into us, and we became the holding company for all of ev3 LLC’s subsidiaries.  Warburg Pincus and Vertical directly owned an aggregate of 9,704,819 shares of MTI’s common stock, or 20.0% of the outstanding shares of MTI’s common stock as of May 1, 2005. On May 26, 2005, pursuant to a contribution and exchange agreement dated as of April 4, 2005, Warburg Pincus and Vertical contributed these shares of MTI’s common stock to ev3 LLC in exchange for 10,804,500 and 3,004,332 common membership units of ev3 LLC, respectively.  As a result of the merger described above, as of July 3, 2005, we owned 34,041,578 shares of MTI’s common stock, or 70.3% of the outstanding shares of MTI’s common stock.

As the controlling stockholder, the contribution of the MTI shares by Warburg Pincus, representing a 15.7% interest in MTI as of May 26, 2005, was accounted for as a transfer of assets between entities under common control resulting in the retention of historical based accounting.  The consolidated financial statements included in this report give effect to the contribution of MTI shares owned by Warburg Pincus as though such contribution occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI.  The contribution of the MTI shares owned by Vertical was accounted for under the purchase method of accounting on the contribution date. As of July 3, 2005 and December 31, 2004, we owned 70.3% and 66.0% of the outstanding shares of common stock of MTI, respectively. The following results of operations data include the financial results of MTI, which we consolidate for accounting purposes but is not wholly owned. The consolidation of MTI for accounting purposes results in all of MTI’s assets and liabilities being included in our consolidated balance sheets. Although all of MTI’s assets are included in our consolidated balance sheets, not all of these assets would be available to us for distribution to our stockholders in the event of MTI’s liquidation.

Immediately prior to the consummation of our initial public offering, we completed a one-for-six reverse stock split of our outstanding common stock.  All share and per share amounts for all periods presented in this report reflect this split.

Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales.    We derive our net sales from the sale of endovascular devices in two primary business segments: cardio peripheral and neurovascular devices. Most of our sales are generated by our global, direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are generated by shipments to distributors who, in turn, sell to hospitals and clinics. In cases where our products are held in consignment at a customer’s location, we generate sales at the time the product is used in surgery rather than at shipment. We charge our customers for shipping and record shipping income as part of net sales.

Cost of goods sold.    We manufacture a substantial majority of the products that we sell. Our cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials and components and excludes amortization of intangible assets, which is presented as a separate component of operating expenses.

Sales, general and administrative expenses.    Our selling and marketing expenses consist primarily of sales commissions and support costs for our global, direct distribution system, royalty and consulting expenses associated with our medical advisors, marketing costs and facility costs, including any costs related to closing facilities. General and administrative expenses consist primarily of salaries and benefits, compliance systems, accounting, finance, legal, information technology, human resources and freight expense that we pay to ship products to customers.

Research and development.    Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products. It also includes costs associated with design and execution of clinical trials and regulatory submissions.

Amortization of intangible assets.    Intangible assets, such as purchased completed technology, distribution channels, intellectual property, including trademarks and patents, are amortized over their estimated useful life. We amortize intangible assets over periods ranging from 5 to 8 years.

(Gain) loss on sale of assets, net.    (Gain) loss on sale of assets, net includes the difference between the proceeds received from the sale of an operating asset and its carrying value.

Acquired in-process research and development.    Acquired in-process research and development is related to value assigned to those projects acquired in business combinations or in the acquisition of assets for which the related products have not received regulatory approval and have no alternative future use.

Gain on sale of investments, net.    Gain on sale of investments, net includes the difference between the proceeds received from the sale of an investment and its carrying value. In addition, this caption includes losses from other than temporary declines in investments accounted for on a cost basis.

Interest expense, net.    Interest expense, net consists primarily of interest associated with loans from our principal investors, Warburg Pincus and Vertical.

Minority interest in loss of subsidiary.    Minority interest in loss of subsidiary is the portion of MTI’s net losses allocated to minority stockholders.

Other expense, net.    Other expense, net primarily includes foreign exchange losses net of certain other expenses.

Income tax benefit.    Income tax benefit is generated in certain of our European subsidiaries. Due to our history of operating losses, we have not recorded a provision for U.S. income taxes through 2004 and the six months ended July 3, 2005.

Accretion of preferred membership units to redemption value.    Accretion of preferred membership units to redemption value represents the increase in carrying value of preferred membership units of ev3 LLC prior to ev3 LLC’s merger with and into us on June 21, 2005.  The increase in carrying value was based on the rights to which the preferred membership units were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Accretion was recorded as a reduction to members’ equity and increased the loss attributable to common unit holders. Accretion was discontinued upon conversion of the preferred units to common membership units, and subsequently into shares of our common stock, on June 21, 2005, in connection with the merger.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended			Six Months Ended
	July 3,	July 4,	Percent	July 3,	July 4,	Percent
	2005	2004	Change	2005	2004	Change

Net sales	$31,540	$20,569	53.3%	$59,222	$41,149	43.9%

Operating expenses
Cost of goods sold (1)	12,785	9,368	36.5%	24,894	18,157	37.1%
Sales, general and administrative (1)	32,297	23,520	37.3%	64,157	47,957	33.8%
Research and development (1)	11,891	10,589	12.3%	22,217	19,743	12.5%
Amortization of intangible assets	2,548	2,447	4.1%	5,203	4,978	4.5%
(Gain) loss on sale or disposal of assets, net	111	(1)	NM	164	19	763.2%
Acquired in-process research and development	868	—	NM	868	—	NM
Total operating expenses	60,500	45,923	31.7%	117,503	90,854	29.3%

Loss from operations	(28,960)	(25,354)	14.2%	(58,281)	(49,705)	17.3%

Other (income) expense:
Gain on sale of investments, net	(878)	(1,728)	(49.2)%	(4,611)	(1,728)	166.8%
Interest expense, net	6,078	4,458	36.3%	11,786	10,613	11.1%
Minority interest in loss of subsidiary	(705)	(1,315)	(46.4)%	(726)	(5,072)	(85.7)%
Other expense, net	1,828	206	787.4%	2,920	106	2654.7%
Loss before income taxes	(35,283)	(26,975)	30.8%	(67,650)	(53,624)	26.2%
Income tax benefit	(61)	—	NM	(59)	—	NM

Net loss	(35,222)	(26,975)	30.6%	(67,591)	(53,624)	26.0%

Accretion of preferred membership units to redemption value (2)	5,635	5,869		12,061	11,804

Net loss attributable to common stockholders	$(40,857)	$(32,844)	24.4%	$(79,652)	$(65,428)	21.7%

Net loss per common share attributable to common stockholders (basic and diluted)	$(4.60)	$(18.29)		$(13.95)	$(37.36)

Weighted average common shares outstanding	8,877,898	1,795,745		5,711,852	1,751,092

(1) Includes stock based compensation charges of:

Cost of goods sold	$135	$47	$247	$98
Sales, general and administrative	591	206	1,045	1,373
Research and development	189	182	434	398
	$915	$435	$1,726	$1,869

(2)               The accretion of preferred membership units to redemption value presented above is based on the rights to which the Class A and Class B preferred membership unit holders of ev3 LLC were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Notwithstanding this accretion right, in connection with the merger of ev3 LLC with and into us, each membership unit representing a preferred equity interest in ev3 LLC was converted into the right to receive one share of our common stock and did not receive any additional rights with respect to the liquidation preference.  As a result, no further accretion related to these preferred units will be recorded.

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended			Six Months Ended
NET SALES BY SEGMENT	July 3, 2005	July 4, 2004	Percent Change	July 3, 2005	July 4, 2004	Percent Change

Cardio Peripheral
Stents	$8,781	$4,681	87.6%	$15,879	$10,005	58.7%
Thrombectomy and embolic protection	3,223	1,835	75.6%	6,461	3,935	64.2%
Procedural support and other	7,204	5,647	27.6%	13,709	11,792	16.3%
Total Cardio Peripheral	$19,208	$12,163	57.9%	$36,049	$25,732	40.1%

Neurovascular
Embolic products	4,219	3,209	31.5%	8,197	5,487	49.4%
Neuro access and delivery products	8,113	5,197	56.1%	14,976	9,930	50.8%
Total Neurovascular	$12,332	$8,406	46.7%	$23,173	$15,417	50.3%

Total net sales	$31,540	$20,569	53.3%	$59,222	$41,149	43.9%

	Three Months Ended			Six Months Ended
NET SALES BY GEOGRAPHY	July 3, 2005	July 4, 2004	Percent Change	July 3, 2005	July 4, 2004	Percent Change

United States	$15,939	$10,212	56.1%	$30,060	$20,710	45.1%
International
Before foreign exchange impact	15,146	10,357	46.2%	28,212	20,439	38.0%
Foreign exchange impact	455	—	—	950	—	—
Total	15,601	10,357	50.6%	29,162	20,439	42.7%

Total net sales	$31,540	$20,569	53.3%	$59,222	$41,149	43.9%

Comparison of the Three Months Ended July 3, 2005 to the Three Months Ended July 4, 2004

Net sales.    Net sales increased 53.3% to $31.5 million in the three months ended July 3, 2005 compared to $20.6 million in the three months ended July 4, 2004, primarily as a result of continued unit sales growth in the 23 new product introductions since October 1, 2004 and the expansion of our distribution system. We increased our U.S. direct sales force from 44 persons at the beginning of 2004 to 82 persons at the beginning of 2005, with most of the growth occurring in the fourth quarter of 2004. The sales force expansion was primarily to support new product introductions that began in late 2004 and continued in the first and second quarters of 2005. We introduced 16 new products in the first quarter of 2005 and 3 new products in the second quarter of 2005.  We expect to introduce additional new products during the remainder of the year.

Net sales of cardio peripheral products.    Net sales of cardio peripheral products increased 57.9% to $19.2 million in the three months ended July 3, 2005 compared to $12.2 million in the three months ended July 4, 2004. This sales growth was primarily the result of new product introductions and the expansion of our U.S. sales force in the fourth quarter of 2004 as described above, partially offset by sales declines in older generation products. Key new product launches since the second quarter of 2004 that contributed to the sales increase for the three months ended July 3, 2005 included the Protégé Long, Primus and ParaMount Mini stents, the SpideRX embolic protection system, the X-Sizer thrombectomy catheter system and Invatec percutaneous transluminal angioplasty, or PTA, balloon catheters.

Net sales in our stent product line increased 87.6% to $8.8 million in the three months ended July 3, 2005 compared to $4.7 million in the three months ended July 4, 2004. This increase is attributable to the introduction of the Protégé, Primus and ParaMount Mini families of stents into the U.S. and international markets during the previous twelve months, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 75.6% to $3.2 million in the three months ended July 3, 2005 compared to the three months ended July 4, 2004 largely due to the introduction of the SpideRX internationally and the introduction of the X-Sizer in the United States in late 2004.  Net sales in our procedural support and other product line increased 27.6% to $7.2 million in the three months ended July 3, 2005 compared to $5.6 million in the three months ended July 4, 2004.  This increase is primarily attributable to the increase in sales of our PTA balloons which were launched early in  2005.  We expect cardio peripheral net sales to increase during the remainder of 2005 primarily as a result of introducing several new products during the year, especially in our stent family, and continued market penetration from our recently expanded sales force.

Net sales of neurovascular products.    Net sales of our neurovascular products increased 46.7% to $12.3 million in the three months ended July 3, 2005 compared to $8.4 million in the three months ended July 4, 2004, primarily as a result of volume increases in the NXT families of embolic coils and continued penetration by our microcatheters and occlusion balloon systems. We experienced a 31.5% increase, or $1.0 million, in net sales of our embolic products in the three months ended July 3, 2005 over the comparable period in 2004 primarily due to volume increases in sales of the NXT coil family. Net sales of our neuro access and delivery products increased 56.1% to $8.1 million in the three months ended July 3, 2005 compared to the three months ended July 4, 2004 due primarily to volume increases across multiple product lines including the Echelon microcatheters, the Marathon microcatheter, and the HyperForm and HyperGlide occlusion balloon systems.

Net sales by geography.    Net sales in the United States increased 56.1% to $15.9 million in the three months ended July 3, 2005 compared to $10.2 million in the three months ended July 4, 2004. International net sales increased 50.6% to $15.6 million in the three months ended July 3, 2005 compared to $10.4 million in the three months ended July 4, 2004 and represented approximately 50% of company-wide sales in both periods. Our international net sales in the three months ended July 3, 2005 includes a favorable currency impact of approximately 3.0%, or $0.5 million, compared to the three months ended July 4, 2004,  principally resulting from the performance of the Euro against the U.S. dollar. Company-wide, 87% of our net sales were generated by our direct sales operations during the three months ended July 3, 2005 compared to 86% in the comparable period of 2004.  Our direct sales force operations in Europe contributed $3.0 million, or 57%, of the total international sales growth, with the remainder coming from our distribution operations in the Asia Pacific markets and our direct sales force operations in Japan.  The sales growth in our international markets was primarily a result of new product introductions and increased penetration.

Cost of goods sold.    Cost of goods sold increased 36.5% to $12.8 million in the three months ended July 3, 2005 compared to $9.4 million in the three months ended July 4, 2004 as a result of increased sales as discussed above. As a percentage of net sales, cost of goods sold decreased to 40.5% of net sales in the three months ended July 3, 2005 compared to 45.5% of net sales in the three months ended July 4, 2004. This decrease was attributable to improved yields in the manufacturing of recently released products related to increases in volumes and increased efficiencies associated with the consolidation of our manufacturing facilities. In our cardio peripheral segment, cost of goods sold as a percent of net sales decreased to 46.3% in the three months ended July 3, 2005 compared to 48.1% in the three months ended July 4, 2004.  This decrease was due primarily to leveraging fixed costs relative to higher sales and production. In our neurovascular segment, cost of goods sold as a percent of sales decreased to 31.6% in the three months ended July 3, 2005 compared to 41.8% in the three months ended July 4, 2004 due to increased production volume. We expect cost of goods sold as a percentage of net sales to continue to decline during 2005 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives.

Sales, general and administrative expense.    Sales, general and administrative expense increased 37.3% to $32.3 million in the three months ended July 3, 2005 compared to $23.5 million in the three months ended July 4, 2004. The increase was due to a $7.0 million increase in selling expenses primarily related to the increase in the U.S. direct sales force described above and an increase in expenses related to expanding our international sales presence, a $1.5 million increase in marketing and distribution expenses and $0.4 million of costs related to our initial public offering which did not occur in the second quarter of 2004.   These increases were partially offset by an approximately $1.2 million decrease in legal expenses at MTI.   We expect sales, general and administrative expenses to decline as a percentage of net sales as we believe our current infrastructure can support a higher level of sales.

Research and development.    Research and development expense increased 12.3% to $11.9 million in the three months ended July 3, 2005 compared to $10.6 million in the three months ended July 4, 2004. This increase was primarily due to a $0.9 million increase in clinical trial expenses in our cardio peripheral segment and a $0.8 million increase in product development expenses in our neurovascular segment, partially offset by a $0.5 million reduction in clinical and regulatory expenses in our neurovascular segment related to the completion of certain clinical trials.  The remaining $0.1 million increase is due to increases in other research and development expenses. Research and development expense, as a percentage of net sales, decreased to 38% for the three months ended July 3, 2005 from 51% for the three months ended July 4, 2004.  We expect research and development spending to decline both in total dollars and as a percentage of net sales as we complete several clinical trials during the second half of 2005 and we continue to expand our sales base.

Amortization of intangible assets.    Amortization of intangible assets increased 4.1% to $2.5 million in the three months ended July 3, 2005 compared to $2.4 million in the three months ended July 4, 2004.  This increase is primarily a result of additional amortizable intangible assets related to Vertical’s May 26, 2005 contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC and resulted in an increase in amortizable intangible assets of approximately $3.4 million.

(Gain) loss on sale or disposal of assets, net.    (Gain) loss on sale or disposal of assets, net was immaterial in the three months ended July 3, 2005 and July 4, 2004.

Acquired in-process research and development.    We incurred a charge for acquired in-process research and development of $0.9 million in the three months ended July 3, 2005 as a result of the Vertical’s May 26, 2005 contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC.  We did not incur charges for acquired in-process research and development expense in the three months ended July 4, 2004.  For a discussion of this amount, see Note 6 to our unaudited consolidated financial statements included in this report.

Gain on sale of investments, net.    Gain on sale of investments, net was  $0.9 million in the three months ended July 3,  2005 compared to $1.7 million in the three months ended July 4, 2004. The gains in both periods were the result of our receipt of milestone payments relating to the 2002 sale of an investment in Enteric Medical Technologies,  Inc.

Interest expense, net.    Interest expense, net increased 36.3% to $6.1 million in the three months ended July 3, 2005 compared to $4.5 million in the three months ended July 4, 2004.  The increase is due to additional borrowings of $85.9 million subsequent to the second quarter of 2004 which resulted in a higher average outstanding debt balance during the second quarter of 2005 as compared to the second quarter of 2004.

Minority interest in loss of subsidiary.    Minority interest in loss of subsidiary, which represents the portion of MTI’s losses allocated to minority investors, was $0.7 million in the three months ended July 3, 2005 compared to $1.3 million in the three months ended July 4, 2004. The decrease is due primarily to lower losses at MTI in the three months ended July 3, 2005 compared to the three months ended July 4, 2004.

Other expense, net.    Other expense, net was $1.8 million in the three months ended July 3, 2005 compared to other expense, net of $0.2 million in the three months ended July 4, 2004. The increase in other expense, net is primarily related to increases in foreign exchange losses in the three months ended July 3, 2005 compared to the three months ended July 4, 2004.

Income tax benefit.    We incurred a modest income tax benefit in the three months ended July 3, 2005 related to certain of our European sales offices and we incurred no income tax expense or benefit in the three months ended July 4, 2004.   We recorded no provision for U.S. income taxes in the three months ended July 3, 2005 or July 4, 2004 due to our history of operating losses.

Accretion of preferred membership units to redemption value.    Accretion of preferred membership units to redemption value decreased 4.0% to $5.6 million in the three months ended July 3, 2005 compared to $5.9 million in the three months ended July 4, 2004 primarily due to the conversion of the preferred membership units into common membership units, and subsequently into shares of common stock, on June 21, 2005 in conjunction with the merger of ev3 LLC with and into us immediately prior to our initial public offering.  Accretion was discontinued upon conversion of the preferred units to common membership units.

Comparison of the Six Months Ended July 3, 2005 to the Six Months Ended July 4, 2004

Net sales.    Net sales increased 43.9% to $59.2 million in the six months ended July 3, 2005 compared to $41.1 million in the six months ended July 4, 2004, primarily as a result of new product introductions and the expansion of our distribution system during 2004. We increased our U.S. direct sales force from 44 persons at the beginning of 2004 to 82 persons at the beginning of 2005 with most of the growth occurring in the fourth quarter of 2004. The sales force expansion was primarily to support new product introductions that began in late 2004 and continued in the first and second quarters of 2005. We introduced 16 new products in the first quarter of 2005 and 3 new products in the second quarter of 2005.

Net sales of cardio peripheral products.    Net sales of cardio peripheral products increased 40.1% to $36.0 million in the six months ended July 3, 2005 compared to $25.7 million in the six months ended July 4, 2004. This sales growth was primarily the result of new product introductions and the expansion of our U.S. sales force in the fourth quarter of 2004 as described above, partially offset by sales declines in older generation products. Key new product launches that contributed to the sales increase for the six months ended July 3, 2005 included the Protégé Long and ParaMount Mini stents, SpideRX embolic protection system and the X-Sizer thrombectomy catheter.  Net sales in our stent product line increased 58.7% to $15.9 million in the six months ended July 3, 2005 compared to $10.0 million in the six months ended July 4, 2004. This increase is attributable to the introduction of the Protégé, Primus and ParaMount Mini families of stents into the U.S. and international markets during 2004, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 64.2% to $6.5 million in the six months ended July 3, 2005 compared to the six months ended July 4, 2004 largely due to the introduction of the SpideRX internationally and the introduction of the X-Sizer in the United States in late 2004. Net sales of our procedural support and other products increased 16.3% to $13.7 million in the six months ended July 3, 2005 compared to the six months ended July 4, 2004, largely due to the introduction of PTA balloon catheters in early 2005.

Net sales of neurovascular products.    Net sales of our neurovascular products increased 50.3% to $23.2 million in the six months ended July 3, 2005 compared to $15.4 million in the six months ended July 4, 2004, primarily as a result of volume increases in the NXT families of embolic coils and continued penetration by our microcatheters and occlusion balloon systems. Net sales of our neuro access and delivery products increased 50.8% to $15.0 million in the six months ended July 3, 2005 compared to the six months ended July 4, 2004 largely as a result of volume increases across multiple product lines including the Echelon microcatheters, the Marathon microcatheter, and the HyperForm and HyperGlide occlusion balloon systems.  Net sales of our embolic products increased 49.4% to $8.2 million in the six months ended July 3, 2005 compared to the six months ended July 4, 2004 primarily due to volume increases in sales of the NXT families of embolic coils.

Net sales by geography.    Net sales in the United States increased 45.1% to $30.1 million in the six months ended July 3, 2005 compared to $20.7 million in the six months ended July 4, 2004. International net sales increased 42.7% to $29.2 million in the six months ended July 3, 2005 compared to $20.4 million in six months ended July 4, 2004 and represented 49.2% of company-wide sales in the six months ended July 3, 2005 compared to 49.7% in the six months ended July 4, 2004. Our international net sales for the six months ended July 3, 2005 include a favorable currency impact of approximately 3.4%, or $1.0 million, compared to the six months ended July 4, 2004, principally resulting from the performance of the Euro against the U.S. dollar.   Our direct sales force operations in Europe contributed $5.2 million, or 60%, of the total international sales growth, with the remainder coming from our distribution operations in the Asia Pacific markets and our direct sales force operations in Japan.  The sales growth in our international markets was primarily a result of new product introductions and increased penetration.

Cost of goods sold.    Cost of goods sold increased 37.1% to $24.9 million in the six months ended July 3, 2005 compared to $18.2 million in the six months ended July 4, 2004 primarily as a result of increased sales, as discussed above. As a percentage of net sales, cost of goods sold decreased to 42.0% of net sales in the six months ended July 3, 2005 compared to 44.1% of net sales in the six months ended July 4, 2004. This decrease was primarily attributable to initiatives in our neurovascular segment.   In our cardio peripheral segment, cost of goods sold as a percent of net sales increased to 47.3% in the six months ended July 3, 2005 compared to 44.3% in the six months ended July 4, 2004, primarily due to production scrap and other start up costs related to the introduction of new products.  In our neurovascular segment, cost of goods sold as a percent of net sales decreased to 33.9% in the six months ended July 3, 2005 compared to 43.9% in the six months ended July 4, 2004 due to increased production volume.

Sales, general and administrative expense.    Sales, general and administrative expense increased 33.8% to $64.2 million in the six months ended July 3, 2005 compared to $48.0 million in the six months ended July 4, 2004. The increase was due to a $12.1 million increase in selling expenses primarily related to the increase in the U.S. direct sales force described above and an increase in expenses related to expanding our international sales presence, a $2.0 million increase in marketing and distribution expenses and a $1.8 million increase in general and administrative expenses. These increases were partially offset by an approximately $1.0 million decrease in legal expenses at MTI.

Research and development.    Research and development expense increased 12.5% to $22.2 million in the six months ended July 3, 2005 compared to $19.7 million in the six months ended July 4, 2004.  This increase was primarily due to a $2.2 million increase in clinical trial expenses in our cardio peripheral segment and an $1.4 million increase in product development expenses primarily in our neurovascular segment, partially offset by a $1.2 million reduction in clinical and regulatory expenses in our neurovascular segment related to the completion of certain clinical trials.  The remaining $0.1 million increase is due to increases in other research and development expenses. Research and development expenses, as a percentage of net sales, decreased to 38% for the six months ended July 3, 2005 from 48% for the six months ended July 4, 2004.

Amortization of intangible assets.    Amortization of intangible assets increased 4.5% to $5.2 million in the six months ended July 3, 2005 compared to $5.0 million in the six months ended July 4, 2004. This increase is primarily a result of additional amortizable intangible assets related to Vertical’s May 26, 2005 contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC and resulted in an increase in the amortizable intangible assets of approximately $3.4 million.

(Gain) loss on sale or disposal of assets, net.    (Gain) loss on sale or disposal of assets, net was immaterial in the six months ended July 3, 2005 and July 4, 2004.

Acquired in-process research and development.    During the six months ended July 3, 2005, we incurred a charge of $0.9 million for acquired in-process research and development as a result of Vertical’s contribution to ev3 LLC of shares of MTI.  This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC.  For a discussion of this amount, see Note 6 to our unaudited consolidated financial statements included in this report.  We did not incur charges for acquired in-process research and development expense during the six months ended July 4, 2004.

Gain on sale of investments, net.    Gain on sale of investments, net was  $4.6 million in the six months ended July 3, 2005 compared to $1.7 million in the six months ended July 4, 2004. During the six months ended July 3, 2005, we received a $3.7 million milestone payment related to the sale of our investment in Genyx Medical, Inc. and we received a $0.9 million milestone payment relating to the 2002 sale of an investment in Enteric Medical Technologies, Inc.  During the six months ended July 4, 2004, we received a $1.7 milestone payment relating to the 2002 sale of the investment in Enteric Medical Technologies, Inc.

Interest expense, net.    Interest expense, net increased 11.1% to $11.8 million in the six months ended July 3, 2005 compared to $10.6 million for the six months ended July 4, 2004.  Interest expense, net increased by $3.2 million, primarily due to additional borrowings of $85.9 million subsequent to the second quarter of 2004 which resulted in a higher average outstanding debt balance during the six months ended July 3, 2005 as compared to the six months ended July 4, 2004. The increase was partially offset by a $2.0 million charge incurred in the first six months of 2004 related to a beneficial conversion feature arising from the minority interests’ participation in two financings of MTI during the year.

Minority interest in loss of subsidiary.    Minority interest in loss of subsidiary, which represents the portion of MTI’s losses allocated to minority investors, was $0.7 million in the six months ended July 3, 2005 and $5.1 million in the six months ended July 4, 2004.  The decrease is primarily due to lower losses at MTI in the six months ended July 3, 2005 compared to the six months ended July 4, 2004.

Other expense, net.    Other expense, net was $2.9 million in the six months ended July 3, 2005 compared to $0.1 million in the six months ended July 4, 2004. This increase is primarily related to increases in foreign exchange losses in the six months ended July 3, 2005 compared to the six months ended July 4, 2004.

Income tax benefit.    We incurred a modest income tax benefit in the six months ended July 3, 2005 related to certain of our European sales offices and we incurred no income tax expense or benefit in the six months ended July 4, 2004. We recorded no provision for U.S. income taxes in the six months ended July 3, 2005 or July 4, 2004 due to our history of operating losses.

Accretion of preferred membership units to redemption value.    Accretion of preferred membership units to redemption value increased 2.2% to $12.1 million in the six months ended July 3, 2005 compared to $11.8 million in the six months ended July 4, 2004 due to higher carrying values of preferred investments during the six months ended July 3, 2005, offset by a decrease in accretion caused by conversion of the preferred membership units into common membership units, and subsequently into shares of common stock, on June 21, 2005 in connection with the merger of ev3 LLC with and into us immediately prior to our initial public offering.   Accretion was discontinued upon conversion of the preferred units to common membership units on June 21, 2005.

Liquidity and Capital Resources

Financing history.    Since inception, we have generated significant operating losses. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $127 million since inception, have resulted in an accumulated deficit of $520.2 million as of July 3, 2005. Historically, our liquidity needs and the liquidity needs of MTI have been met separately. In general, MTI has been funded through equity private placements and the issuance of promissory notes, while we have been funded through a series of preferred investments and through the issuance of demand notes to private investors and most recently our initial public offering. We have negotiated an agreement with Warburg Pincus pursuant to which we have the first right to negotiate an investment in MTI to further fund MTI’s operations, if necessary, and we may elect to do so in the future. The following provides a discussion of our liquidity and capital resources including MTI, followed by a brief discussion of the liquidity and capital resources of MTI on an independent basis.

Cash and cash equivalents.    As of July 3, 2005, we had cash and cash equivalents of $128.4 million.

Balance Sheet Data (in thousands)	As of July 3, 2005	As of December 31, 2004

Cash and cash equivalents	$128,399	$20,131
Current assets	187,325	68,609
Total assets	332,746	212,046
Current liabilities excluding demand notes	37,179	36,025
Demand notes payable—related parties	—	299,453
Total liabilities	37,740	336,180
Preferred membership units	—	254,028
Total stockholders’ equity (deficit)	$281,252	$(394,472)

Contractual cash obligations.    At July 3, 2005, we had contractual cash obligations and commercial commitments as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)

Purchase commitments(1)	$50,299	$11,406	$38,893	$—	$—
Operating leases(2)	9,414	3,575	4,138	1,553	148

Total	$59,713	$14,981	$43,031	$1,553	$148

(1)   Represents commitments for minimum inventory purchases related to our distribution agreement with Invatec S.r.l. We do not have any other significant purchase obligations for the delivery of goods or services or other commercial commitments.

(2)     The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain office space, warehouse space, computers and vehicles. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at July 3, 2005. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, or GAAP, our operating leases are not recognized in our consolidated balance sheet.

Operating activities.    Cash used in operations during the six months ended July 3, 2005 was $54.5 million, reflecting primarily the net losses during the period partially offset by non-cash charges for depreciation and amortization and non-cash interest expense presented as accrued interest on notes payable.  Our net loss also reflected $4.6 million of gain recognized on the sale of investments, as discussed below.  The increases in accounts receivable and inventories during the six months ended July 3, 2005 are related to increases in sales volume during the period and building inventory in preparation for new product launches.  We expect that operations will continue to consume cash during the remainder of 2005.

Investing activities.    Cash used by investing activities during the six months ended July 3, 2005 was $3.4 million primarily due to $6.1 million in purchases of property and equipment during the period and a $3.7 million milestone payment related to a previous acquisition.  The net use of cash from investing activities was reduced by the receipt of $3.7 million from the sale of certain assets by Genyx Medical, Inc., in which MTI holds a minority interest, the receipt of $2.1 million in a settlement of an acquisition dispute and a $0.9 million milestone payment related to the 2002 sale of an investment in Enteric Medical Technologies, Inc. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment.  We continue to make investments in property and equipment and expect to incur an additional $8.0 million in capital expenditures during the balance of 2005.

Financing activities.    Cash provided by financing activities was $166.2 million during the six months ended July 3, 2005, consisting of $152.8 million of net proceeds received from our initial public offering in June 2005 and proceeds of $49.1 million from the issuance of demand notes.  These receipts were partially offset by the repayment of $36.5 million of accrued and unpaid interest on outstanding debt with a portion of the net proceeds from our initial public offering.

Other liquidity information.

On July 20, 2005, subsequent to the end of our second fiscal quarter, we sold 205,800 shares of common stock pursuant to the over-allotment option granted to the underwriters in connection with our initial public offering.  Net proceeds to us from this sale totaled $2.5 million, after deducting underwriting discounts and commissions and offering expenses.

The acquisition agreements relating to our purchase of MitraLife, Appriva Medical, Inc. and Dendron GmbH require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved. The potential milestone payments total $25.0 million, $175.0 million and $15.0 million with respect to the MitraLife, Appriva and Dendron acquisitions, respectively, during the period of 2003 to 2009. We do not believe it is likely that we will have obligations with respect to the MitraLife milestones in the future. We have determined that the first milestone with respect to the Appriva agreement was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable. It is possible that we will meet one or more of the remaining milestones with respect to the Appriva acquisition and could become obligated to make the corresponding milestone payments totaling $125.0 million in periods subsequent to 2005. Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter of 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement.

Our future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and continuing acceptance of our products in the marketplace. We believe that the resources generated through our initial public offering are sufficient to meet our liquidity requirements through the end of fiscal 2006; however, if we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

On May 6, 2005, MTI entered into an asset-based credit agreement with a bank that, subject to customary covenants, can provide up to $3.0 million of cash funding based on MTI’s U.S. accounts receivable and inventory balances. The loan is collateralized by substantially all of MTI’s assets and expires in May 2007, as further described below.  MTI is also in discussions with the bank regarding a loan arrangement that would be based on balances of international accounts receivable and inventory, although there is no assurance that MTI will enter into a definitive agreement with the proposed lender.  In addition, MTI has received a support letter from Warburg Pincus pursuant to which Warburg Pincus has agreed to provide additional funding, up to $5.0 million, to MTI if needed to fund MTI’s operations. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds, if any, that become available from a third party lender, including amounts available under the credit facility described above, or any amounts raised in a third party financing. We have negotiated an agreement with Warburg Pincus pursuant to which we have the first right to negotiate an investment in MTI to further fund MTI’s operations, if necessary, and we may elect to do so in the future. Pursuant to this agreement, we have agreed in principle with MTI to provide MTI with a credit facility of $3.3 million, consisting of a $2.3 million term loan and a $1.0 million letter of credit, bearing interest at a floating prime rate plus 2.3%, which will provide financing to support MTI’s facility expansion needs. We are in negotiations with MTI regarding the additional terms of this credit facility.

In the event that we require additional working capital to fund future operations, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors or sell additional shares of stock. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease our ongoing operations. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio.  Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments, and the future course of intellectual property litigation. See Note 5 and Note 14 to our consolidated financial statements included in this report and Part II, Item II, “Legal Proceedings” in this report.

MTI Financings and Liquidity

As of July 3, 2005, we owned 70.3% of the outstanding shares of common stock of MTI and therefore consolidated MTI under generally accepted accounting principles. Although all of MTI’s assets are included in our consolidated balance sheets, not all of these assets would be available to us or our stockholders in the event of MTI’s liquidation. Because MTI has historically funded its operations independently from us, the following is a separate discussion of MTI’s financings and liquidity on a stand-alone basis. Historically, MTI has been funded through equity private placements and the issuance of promissory notes. In three separate transactions since 2002, MTI has sold 27.5 million shares of its common stock and received approximately $68 million in net proceeds.

In addition to its operations, MTI has received cash payments from two private medical device companies in which it owned a minority equity interest.  In January 2005, MTI received $3.7 million as a result of the consummation of a sale of certain assets by Genyx Medical, Inc.  In May 2004, MTI received $1.7 million of the amounts set aside in escrow in connection with Boston Scientific’s merger with Enteric Medical Technologies, Inc.  In May 2005, MTI received $878 thousand of the remaining portion of escrowed amounts under the merger agreement.  MTI expects to receive the remaining amount of approximately $850 thousand in May 2006, provided that no indemnification claims are made by Boston Scientific against the amounts in escrow.

Cash and cash equivalents.    As of July 3, 2005, MTI had cash and cash equivalents of $5.5 million.

Operating activities.    Cash used in MTI’s operations during the six months ended July 3, 2005 was $7.0 million, reflecting primarily the loss from operations, increases in trade receivables from third-party customers and inventories, increases in prepaid expenses, and increases in accounts payable and accrued compensation and decreases in accrued liabilities, which represent payments of bonuses earned during 2004 and employee termination benefits in connection with MTI’s December 2004 closure of its German facility, respectively. Partially offsetting such changes was a decrease in the amount receivable from us. We expect that MTI’s operations will continue to consume cash during the second half of 2005.

Investing activities.    Cash provided by MTI’s investing activities during the six months ended July 3, 2005 was $259 thousand, primarily resulting from the receipt of $3.7 million from the sale of assets of Genyx Medical, Inc, receipt of $878 thousand in connection with Boston Scientific’s acquisition of Enteric Medical Technologies, Inc., both described above, and the restoration to cash of certificates of deposit, aggregating $880 thousand, that had been segregated from cash balances during the period that such certificates of deposit served as collateral for bank letters of credit which expired in 2005. Cash provided by investing MTI’s activities during the six months ended July 3, 2005 was offset by a $3.7 million payment to the former Dendron stockholders and the acquisition of property and equipment and capitalized patents costs. While continued investments will be made by MTI in property and equipment, MTI had no significant capital expenditure commitments as of July 3, 2005.

Financing activities.    Cash provided by MTI’s financing activities was immaterial during the three months ended July 3, 2005.

Other liquidity information.

On May 6, 2005, MTI entered into an asset-based credit agreement with a bank that, subject to customary covenants, provides up to $3.0 million of cash funding based on MTI’s U.S. accounts receivable and inventory balances. The loan is collateralized by substantially all of MTI’s assets and expires in May 2007. MTI is also in discussions with the bank regarding a loan arrangement that would be based on balances of international accounts receivable and inventory, although there is no assurance that MTI will enter into a definitive agreement with the proposed lender. In addition, MTI has received a support letter from Warburg Pincus pursuant to which Warburg Pincus has agreed to provide additional funding of up to $5.0 million to MTI, if needed, to fund MTI’s operations. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds, if any, that become available from a third party lender, including amounts available under the credit facility described above, or any amounts raised in a third party financing. We believe that MTI’s existing cash at July 3, 2005, and the proceeds under the funding commitment of Warburg Pincus, will be sufficient to fund MTI’s operations in 2005. There is no assurance that any additional financing transactions will be available on terms acceptable to MTI or us, or at all, or that any financing transactions will not be dilutive to current MTI stockholders or our stockholders. There is no assurance that MTI will achieve cash flow positive operations or that, if achieved, such cash flow positive operations will be sustainable.

In connection with its acquisition of Dendron, MTI may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008, as described above under “—Liquidity and Capital Resources—Other Liquidity Information.” In addition, German taxing authorities have not audited the income tax returns of Dendron since MTI’s acquisition of Dendron in October 2002. While we believe that Dendron has made its tax filings in conformity with German tax regulations, we are unable to predict what, if any, areas of inquiry might be pursued by German tax authorities in connection with an audit in general, or specifically in connection with either MTI’s acquisition of Dendron or the subsequent closure of MTI’s German manufacturing facility or whether, or to what extent, Dendron will be subject to additional liability or tax.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are described in Note 3 to our consolidated financial statements included elsewhere in this report. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are updated as appropriate.

Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our physician customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in our consolidated financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with the audit committee of our board of directors and our independent auditors. The judgments about those financial estimates are based on information available as of the date of our consolidated financial statements. Those financial estimates include:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which requires that four basic criteria must be met before sales can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. These criteria are met at the time of shipment when risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. Sales from consignment arrangements are recognized upon written acknowledgement that the product has been used by the customer indicating that a sale is complete. Our terms of sale for regular sales are typically FOB shipping point, net 30 days. Regular sales include orders from customers for replacement of customer stock, replenishment of customer consignment product, orders for a scheduled case/surgery and stocking orders.

We allow customers to return defective or damaged products for credit. Our estimate for sales returns is based upon contractual commitments and historical return experience which we analyze both by distribution channel and by geography and is recorded as a reduction of sales. Historically our return experience has been low with return rates approximating 3% of sales.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowance for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding account balances and the overall quality and age of those balances not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required. We maintain a large customer base that mitigates the risk of concentration with one customer. However, if the overall condition of the health care industry were to deteriorate, resulting in an impairment of our customers’ ability to make payments, significant additional allowances could be required.

Our accounts receivable balance was $22.1 million and $19.0 million, net of accounts receivable allowances, comprised of both allowances for doubtful accounts and sales returns of $3.2 million and $2.7 million, at July 3, 2005 and December 31, 2004, respectively.

Excess and Obsolete Inventory

We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical turnover and assumptions about future demand for our products and market conditions. Our industry is characterized by regular new product development, and as such, our inventory is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold. Our reserve for excess and obsolete inventory was $3.6 million and $3.7 million at July 3, 2005 and December 31, 2004, respectively.

Valuation of Acquired In-Process Research and Development, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development (IPR&D), other identifiable intangible assets, tangible net assets and goodwill as required by U.S. GAAP. In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates that may change over time. During the three months ended July 3, 2005, we recorded an IPR&D charge of $0.9 million related to the May 26, 2005 contribution to ev3 LLC by Vertical of certain shares of MTI directly held by Vertical.

The income approach was used to determine the fair values of the acquired IPR&D. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to the present value. Revenue estimates were based on relative market size, expected market growth rates and market share penetration. Gross margin estimates were based on the estimated cost of the product at the time of introduction and historical gross margins for similar products offered by us or by competitors in the marketplace. The estimated selling, general and administrative expenses were based on historical operating expenses of the acquired company as well as long-term expense levels based on industry comparables. The costs to complete each project were based on estimated direct project expenses as well as the remaining labor hours and related overhead costs. In arriving at the value of acquired in-process research and development projects, we considered the project’s stage of completion, the complexity of the work to be completed, the costs already incurred, the remaining costs to complete the project, the contribution of core technologies, the expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at the present value of acquired in-process research and development as of the acquisition date was based on the time value of money and medical technology investment risk factors. The discount rates used ranged from 15% to 34%. We believe that the estimated acquired in-process research and development amounts determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $94.5 million at July 3, 2005 and December 31, 2004.

 Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from 5 to 8 years. We review these intangible assets for impairment annually during our fourth fiscal quarter or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $30.8 million and $31.9 million at July 3, 2005 and December 31, 2004, respectively.

The evaluation of asset impairments related to goodwill and other intangible assets require us to make assumptions about future cash flows over the life of the assets being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in our consolidated statement of operations.

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in our fourth fiscal quarter. We traditionally experience lower sales volumes in our third fiscal quarter than throughout the rest of the year as a result of the European holiday schedule during the summer months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the Securities and Exchange Commission.  As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43, Chapter 4, which adopts wording from the International Accounting Standards Board’s, or IASB, IAS 2 Inventories in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for us beginning in 2006. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period and is effective for us on January 1, 2006. We have not yet determined the impact of the provisions of SFAS 123(R) on our consolidated earnings, financial position or cash flows.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about ev3’s plans (including MTI), objectives, strategies and prospects regarding, among other things, the financial condition, results of operations and business of ev3 Inc. and its subsidiaries.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Risk Factors”.  The risks and uncertainties described under the heading “Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on

Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Risk Factors

We have a history of operating losses and negative cash flow.

Our operations to date have consumed substantial amounts of cash, and we expect this condition to continue.  We had an accumulated deficit of $520.2 million at July 3, 2005.  Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation.  If adequate cash flow is not available to us, our business will be negatively impacted.

Some of our products are emerging technologies or have been recently introduced into the market and may not achieve market acceptance once they are introduced into their markets, which could adversely affect our business.

Even if we are successful in developing safe and effective products that receive regulatory approval, our products may not gain market acceptance.  Our market share for our existing products may not grow, and our products that have yet to be introduced may not be accepted in the market.  We will need to invest in significant training and education of our physician customers to achieve market acceptance of our products with no assurance of success.  In order for any of our products to be accepted, we must address the needs of potential customers and our customers must believe our products are effective and commercially beneficial.  However, even if customers accept our products, this acceptance may not translate into sales if our competitors have developed similar products that our customers prefer.  If our products do not gain market acceptance or if our customers prefer our competitors’ products, our business could be adversely affected.

Delays in product introductions could adversely affect our net sales.

The endovascular device market is highly competitive and designs change often to adjust to patent constraints and to changing market preferences.  Therefore, product life cycles are relatively short.  As a result, any delays in our product launches may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate from these products.  We may experience delays in any phase of a product launch, including during research and development, clinical trials, manufacturing, marketing and the education process.  In addition, our suppliers of products that we do not manufacture can suffer similar delays, which could cause delays in our product introductions.  If we suffer delays in product introductions, our net sales could be adversely affected.

If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios.  Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage.  Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain.  We face the risk of claims that we have infringed on third parties’ intellectual property rights.  Prior to launching major new products in our key markets, we normally evaluate existing intellectual property rights. However, our competitors may also have filed for patent protection which is not as yet a matter of public knowledge or claim trademark rights that have not been revealed through our availability searches.  Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful.  Any claims of patent or other intellectual property infringement, even those without merit, could:

•              be expensive and time consuming to defend;

•              result in us being required to pay significant damages to third parties;

•              cause us to cease making or selling products that incorporate the challenged intellectual property;

•              require us to redesign, reengineer or rebrand our products, if feasible;

•              require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, which agreements may not be available on terms acceptable to us or at all;

•              divert the attention of our management; or

•              result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

In addition, new patents obtained by our competitors could threaten a product’s continued life in the market even after it has already been introduced.

We are currently a party to a number of intellectual property claims, the resolution of which could have a material adverse effect on our business and results of operations.

We cannot assure you that we do not infringe any patents or other proprietary rights held by third parties. In that regard, in March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents.  We informed Medtronic that we disagree with its assertions, and have since had several discussions with Medtronic.  No lawsuit with respect to this matter has been filed. We also received notice from an individual regarding our Percutaneous Left Atrial Appendage Transcatheter Occlusion device, or PLAATO®, which is designed to reduce the risk of stroke by occluding the left atrial appendage, a small pocket attached to the heart’s left upper chamber that has limited functional use and is the location of a majority of blood clots in the heart.  The individual claims that he believes our PLAATO device infringes on two of his patents.  We have informed this individual that we do not believe that our PLAATO device infringes on these patents.  In March 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe on certain of Boston Scientific’s patents.  Boston Scientific is seeking monetary damages from us and to enjoin us from the alleged infringement.  We have answered the complaint, and we intend to vigorously defend this action. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.  If our products were found to infringe on any proprietary rights of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products, which could in turn have a material adverse effect on our business, financial condition and results of operations. Litigation may also be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own.

We may also be subject to disputes as to the ownership of patents that we may develop with other companies.  Such disputes could result in the enjoining of sales of our products or our being required to pay commercially unreasonable licensing fees.  If this occurs, our net sales or the cost of selling the infringing product, and therefore our results of operations, would be negatively affected.

MTI is involved in several patent disputes.  Prior to MTI’s acquisition of Dendron GmbH, Dendron became involved in litigation in Europe involving patents covering certain of its products, which litigation is still active.  Concurrent with its acquisition of Dendron, MTI initiated a series of legal actions in the Netherlands and the United Kingdom with the primary purpose of asserting both invalidity and non-infringement by it of certain patents held by others with respect to detachable coils and certain delivery systems.  In addition, the patent holders against whom MTI initiated the actions in the Netherlands and the United Kingdom have initiated legal actions against MTI in the United States that allege infringement by MTI of certain patents held by them.  An adverse determination in a judicial or administrative proceeding or failure to obtain licenses, if necessary, could prevent MTI from manufacturing and selling its products, which would in turn have an adverse effect on our business and results of operations.

If there is a disruption in the supply of the products of Invatec S.r.l. that we distribute or if our relationship with Invatec is impaired, our net sales and results of operations would be adversely impacted.

We have entered into an agreement with Invatec S.r.l., or Invatec, an Italian manufacturer of endovascular medical devices which prior to our arrangement have not been marketed or sold under the Invatec brand in the United States, to distribute Invatec’s branded products throughout the United States.  Although our contract with Invatec gives us the exclusive right to market Invatec’s products using the Invatec brand in the United States, Invatec retained the right to sell its products into the United States under other brands, which it currently does.  In 2004, we increased our U.S. cardio peripheral sales force by adding 40 new sales representatives partially in reliance on this agreement and have invested significantly in regulatory, intellectual property and clinical activities to support the introduction of Invatec’s products in the United States.  Our success in marketing the Invatec products will depend on these new sales personnel becoming proficient in the product line, building physician relationships and executing sales orders.  If we are unable to market Invatec’s products successfully or if our agreement with Invatec is terminated, our net sales and results of operations would suffer.  If we do not meet our performance requirements under the agreement, the agreement may be terminated by Invatec and we may be obligated to make substantial payments to Invatec.  In addition, even if we market Invatec’s products successfully, if Invatec is unable to produce enough of its products to meet our demands, including if Invatec sells its inventory to our competitors rather than to us for marketing under their own brands, we may not be able to meet our customers’ demands and our net sales and results of operations may suffer.  We also may not be successful in managing the larger inventory and greater variety of product offerings that we will experience in connection with the Invatec relationship and our net sales and results of operations may be adversely impacted.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products.  We rely on patent protection, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our proprietary technology.  However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.  In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us.  The United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us.  We could also incur substantial costs in proceedings before the PTO.  These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents.  Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents.  We also rely on unpatented proprietary technology.  We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology, in part with confidentiality agreements and intellectual property assignment agreements with our employees, independent distributors and consultants.  However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information.  In addition, we rely on the use of registered trademarks with respect to the brand names of some of our products.  We also rely on common law trademark protection for some brand names, which are not protected to the same extent as our rights in the use of our registered trademarks.

Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.  For example, foreign countries generally do not allow patents to cover methods for performing surgical procedures.  If we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more directly with us, which could adversely affect our competitive position and our business.

We also hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products.  The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.

We manufacture our products at single locations.  Any disruption in these manufacturing facilities or any patent infringement claims with respect to our manufacturing process could adversely affect our business and results of operations.

We have relied to date principally on our manufacturing facility in Plymouth, Minnesota and our former facility in New Brighton, Minnesota, and MTI’s facility in Irvine, California.  We closed our New Brighton facility in July 2005 and moved its operations to our Plymouth facility.  The Plymouth and Irvine facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace.  Our facilities may be affected by natural or man-made disasters.  In the event one of our two facilities was affected by a disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility.  In the case of a device with a pre-market approval application we may be required to obtain prior FDA or notified body approval of an alternate manufacturing facility, which could delay or prevent our marketing of the affected product until such approval is obtained.  Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.  It is also possible that one of our competitors could claim that our manufacturing process violates an existing patent.  If we were unsuccessful in defending such a claim, we may be forced to stop production at one or both of our manufacturing facilities in the United States and to seek alternative facilities.  Even if we are able to identify such alternative facilities, we may incur additional costs and we may experience a disruption in the supply of our products until those facilities are available.  Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore may adversely affect our net sales and results of operations.  Any disruption or delay at our manufacturing facilities could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and results of operations.

If we lose the services of our chief executive officer or other key personnel, we may not be able to manage our operations and meet our strategic objectives.

Our future success depends, in large part, on the continued service of James M. Corbett, our president and chief executive officer.  Mr. Corbett’s continuation with us is integral to our future success, based on his significant expertise and knowledge of our business and products.  Although we have key person insurance with respect to Mr. Corbett, any loss or interruption of the services of Mr. Corbett could significantly reduce our ability to effectively manage our operations and implement our strategy.  Also, we depend on the continued service of key managerial, scientific, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel.  We compete for such personnel with other companies, academic institutions, government entities and other organizations.  Any loss or interruption of the services of our other key personnel, employee slowdowns, strikes or similar actions could also significantly reduce our ability to effectively manage our operations and meet our strategic objectives because we cannot assure you that we would be able to find an appropriate replacement should the need arise.

We also compete for experienced medical device sales personnel.  If we are unable to hire and retain qualified sales personnel, our sales could be negatively impacted.

Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our net sales and adversely affect our results of operations. In addition, increases in prices for raw material and components used in our products could adversely affect our results of operations.

We rely on a limited number of suppliers for the raw materials and components used in our products.  Our raw materials and components are generally acquired through purchase orders placed in the ordinary course of business, and we do not have any guaranteed or contractual supply arrangements with many of our key or single source suppliers.  In addition, we also rely on independent contract manufacturers for some of our products. Independent manufacturers have possession of and in some cases hold title to molds for certain manufactured components of our products.  Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules, as well as manufacturing yields and costs.  Suppliers of raw materials and components may decide, or be required, for reasons beyond our control to cease supplying raw materials and components to us. Shortages of raw materials, quality control problems, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts.  Any such shortage, constraint or delay may result in delays in shipments of our products or components, which could adversely affect our net sales and results of operations.

In addition, the Food and Drug Administration, or FDA, and foreign regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components.  In the case of a device with a pre-market approval application, we may be required to obtain prior FDA approval of a new supplier, which could delay or prevent our access or use of such raw materials or components or our marketing of affected products until such approval is granted.  In the case of a device with clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, which we refer to as a 510(k), we may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications.  If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers and obtain any necessary FDA approvals.  Our suppliers of finished goods are also subject to regulatory inspection and scrutiny.  Any adverse regulatory finding or action against those suppliers could impact their ability to supply us goods for distribution and sale.

We or MTI may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our and MTI’s capital requirements depend on many factors, including the amount of expenditures on intellectual property and technologies, the number of clinical trials which we conduct and new product development.  To the extent that our or MTI’s existing capital is insufficient to meet these requirements and cover any losses, we will need to raise additional funds through financings or borrowings or curtail our growth and reduce our assets.  From time to time we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio.  We and MTI have each historically relied on financing from Warburg Pincus and Vertical, but there can be no assurance that Warburg Pincus, Vertical or other investors will provide such financing in the future.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock.  If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.  In addition, because MTI is not our wholly owned subsidiary, our creditors are limited in their ability to satisfy their claims against us by seeking recourse to MTI’s assets, which could impair our ability to obtain financing.

We may experience conflicts of interest with MTI with respect to business opportunities and other matters.

Our neurovascular operations are comprised of our interest in and relationships with MTI.  MTI is a public company whose stock is traded on the NASDAQ National Market System.  We own 70.3% of the outstanding shares of common stock of MTI based on the number of shares outstanding as of July 3, 2005. In addition, our board of directors is comprised of seven persons, four of whom are also members of the board of directors of MTI.  These directors are James M. Corbett, Richard B. Emmitt, Dale A. Spencer and Elizabeth H. Weatherman.  Our

relationships with MTI are significant elements of our business.  Under a number of agreements that we have entered into with MTI, we:

•              are a distributor of certain of MTI’s products;

•              perform inventory and administrative services with respect to finished goods inventory of certain of MTI’s neurovascular products;

•              provide MTI with marketing, sales solicitation, inventory management, accounting, invoicing, collection and administrative services in certain countries other than the United States and Canada; and

•              provide MTI distributor management services in certain countries other than the United States and Canada where MTI has an existing third-party distributor for its products.

Although MTI is our controlled subsidiary, it is not our wholly owned subsidiary, and conflicts of interest may arise with respect to transactions involving business dealings between us and MTI, potential acquisitions of businesses or products, development of products and other matters with respect to which our best interests and the best interests of our stockholders may conflict with the best interests of the public stockholders of MTI.  Because a portion of MTI is owned by minority stockholders, we cannot treat MTI as we would a wholly owned subsidiary.  With respect to our transactions with MTI, although we have formed a special committee of our board of directors that consists of all of the non-MTI directors to alleviate conflict of interest concerns, we cannot assure you that we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party or that any conflicts of interest will be resolved in our favor.  Further, the fiduciary duties of the members of MTI’s board of directors may result in actions that are not in our stockholders’ best interests.  Because of its importance to our business, we may elect to fund MTI’s operations in circumstances in which we undertake a large amount of risk but which will benefit all of MTI’s stockholders, including its public stockholders, and from which we may only receive the economic benefit in proportion to our ownership interest in MTI.  In addition, we are required to share any dividends that are declared by MTI on its common stock or other distributions of its assets with MTI’s public stockholders on a pro rata basis, which will restrict our ability to access any funds and assets held by MTI.

The value of our interest in MTI may decline or our interest in MTI could be diluted.

Any decline in the market price of MTI’s common stock on the NASDAQ National Market System will cause the value of the shares of MTI’s common stock which we own to decline.  MTI has not been profitable since its founding and may continue to incur significant losses and negative cash flows in the future, which could negatively impact the market price of its common stock and the value of the MTI shares that we own.  For example, MTI may engage in equity financings or acquisitions of businesses or assets using equity that result in the dilution of our interest in MTI.  Although we have the right to provide financing to MTI before Warburg Pincus or Vertical, if we decline to exercise this right, Warburg Pincus or Vertical may also elect to provide financing directly to MTI in the future. In the event that MTI raises additional capital through equity offerings to Warburg Pincus, Vertical or other investors, our ownership interest in MTI could be diluted.

Our sales would decline if our customers or their patients cannot obtain third party reimbursement for their purchases of our products.

Sales of our products depend in part on the reimbursement by governmental and private health care payors to our physician customers or their patients for the purchase and use of our products.  In the United States, health care providers that purchase our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of endovascular procedures.  Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis and can take up to 18 months or longer.  Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures.  In most markets, there are private insurance systems as well as government-managed systems.  Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods.  Any delays in obtaining, or an inability to obtain, reimbursement approvals could have a material adverse effect on our business.  In addition, if the reimbursement policies of domestic or foreign governmental or private health care payors were to change, our customers would likely change their purchasing patterns and/or the frequency of their purchases of the affected products. Additionally, payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products.  Our business would be negatively impacted to the extent any such changes reduce reimbursement for our products.

In addition, some health care providers in the United States have adopted or are considering a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person.  Health care providers may attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our products or the price at which we can sell our products.

We also sell a number of our products to physician customers who may elect to use these products in ways that are not within the scope of the approval or clearance given by the FDA, often referred to as “off-label” use.  In the event that governmental or private health care payors limit reimbursement for products used off-label, sales of our products and our business would be materially adversely affected.

Our products and facilities are subject to extensive regulation with which compliance is costly and which exposes us to penalties for non-compliance.  We may not be able to obtain required regulatory approvals for our products in a cost-effective manner or at all, which could adversely affect our business and results of operations.

The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the testing, marketing and pre-market review of new medical devices, in addition to regulating manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures.  We are required to obtain FDA approval or clearance before we can market our products in the United States and certain foreign countries.  The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot assure that any of our products will be approved for sale.  Any failure to obtain regulatory approvals or clearances could prevent us from successfully marketing our products, which could adversely affect our business and results of operations.  Our failure to comply with applicable regulatory requirements could result in governmental agencies:

•              imposing fines and penalties on us;

•              preventing us from manufacturing or selling our products;

•              bringing civil or criminal charges against us;

•              delaying the introduction of our new products into the market;

•              recalling or seizing our products; or

•              withdrawing or denying approvals or clearances for our products.

If any or all of the foregoing were to occur, we may not be able to meet the demands of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and results of operations.

Even if regulatory approval or clearance of a product is granted, the approval or clearance could limit the uses for which the product may be labeled and promoted, which may limit the market for our products.  Further, for a marketed product, its manufacturer and manufacturing facilities are subject to periodic reviews and inspections by FDA and foreign regulatory authorities.  Subsequent discovery of problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions.  In addition, regulatory agencies may not agree with the extent or speed of corrective actions relating to product or manufacturing problems.

We are currently conducting clinical studies of some of our products under an investigational device exemption.  Clinical studies must be conducted in compliance with regulations of the FDA and those of regulatory agencies in other countries in which we conduct clinical studies.  The data collected from these clinical investigations will ultimately be used to support market clearance for these products.  There is no assurance that regulatory bodies will accept the data from these clinical studies or that they will ultimately allow market clearance for these products.

When required, with respect to the products we market in the United States we have obtained pre-market notification clearance under Section 510(k), but we do not believe certain modifications we have made to our products require us to submit new 510(k) notifications.  However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be subject to enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) notification.  If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline.  In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval application process. Products that are approved through a pre-market approval application generally need FDA approval before they can be modified.  If we fail to submit changes to products developed under investigational device exemptions or pre-market approval applications in a timely or adequate manner, we may become subject to regulatory actions.

Because we are subject to extensive regulation in the countries in which we operate, we are subject to the risk that regulations could change in a way that would expose us to additional costs, penalties or liabilities.  For example, in the United States we sell a number of our products to physicians who may elect to use these products in ways that are not within the scope of the approval or clearance given by the FDA or for other than FDA-approved indications, often referred to as “off-label” use.  There are laws and regulations prohibiting the promotion of products for such off-label use which restrict our ability to market our products and could affect our growth.  Although we have strict policies against the unlawful promotion of products for off-label use and we train our employees on these policies, it is possible that one or more of our employees will not follow the policies, or that regulations would change in a way that may hinder our ability to sell such products or make it more costly to do so, which could expose us to financial penalties as well as loss of approval to market and sell the affected products.  If we want to market any of our products for use in ways for which they are not currently approved, we may need to conduct clinical trials and obtain approval from appropriate regulatory bodies, which could be time-consuming and costly.  In addition, off-label use may not be safe or effective and may result in unfavorable outcomes to patients, resulting in potential liability to us.  Penalties or liabilities stemming from off-label use could have a material adverse effect on our results of operations.  In addition, if physicians cease or lessen their use of products for other than FDA-approved indications, sales of our products could decline, which could materially adversely affect our net sales and results of operations.

If additional regulatory requirements are implemented in the foreign countries in which we sell our products, the cost of developing or selling our products may increase.  For example, in Japan, new regulations became effective on April 1, 2005 which increase the regulatory and quality assurance requirements for both our manufacturing facilities and our offices located in Japan in order to obtain and maintain regulatory approval to market our products there.  While parts of the new regulations are still being defined, we expect that the new regulations will result in higher costs and delays in securing approval to market our products in Japan. In addition, we depend on our distributors outside the United States in seeking regulatory approval to market our devices in other countries and we are therefore dependent on persons outside of our direct control to secure such approvals.  For example, we are highly dependent on distributors in emerging markets such as China and Brazil for regulatory submissions and approvals and do not have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters.  If our distributors fail to obtain the required approvals or do not do so in a timely manner, our net sales from our international operations and our results of operations may be adversely affected.

In addition, our business, properties and products are subject to foreign, federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. Because we own and operate real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us.  These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances.  The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations.

A number of our products are in clinical trials.  If these trials are unsuccessful, or if the FDA or other regulatory agencies do not accept the results of such trials, these products may not successfully come to market and our business prospects may suffer.

Several of our products are in the early stages of development.  Some of our products only recently emerged from clinical trials and others have not yet reached the clinical trial stage.  We currently have four ongoing clinical trials relating to four products that we expect to contribute significantly to our net sales in the future.  These trials include the CREATE trial designed to evaluate the use of our SpideRX Embolic Protection Devices and our Protégé Self-Expanding Stent System in carotid artery stenting procedures in patients who are high risk candidates for carotid endarterectomy, as well as our PLAATO system designed for stroke reduction.  We cannot assure you that we will be successful in reaching the endpoints in these trials or, if we do, that the FDA or other regulatory agencies will accept the results and approve the devices for sale.  Further, we continually evaluate the potential financial benefits and costs of our clinical trials and the products being evaluated in them.  If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical trial and/or the development of a product.

Our ability to market our products in the United States will depend upon a number of factors, including our ability to demonstrate the safety and efficacy of our products with valid clinical data.  Our ability to market our products outside of the United States is also subject to regulatory approval, including our ability to demonstrate the safety of our products in the clinical setting.  Our products may not be found to be safe and, where required, effective in clinical trials and may not ultimately be approved for marketing by U.S. or foreign regulatory authorities.  Our failure to develop safe and effective products that are approved for sale on a timely basis would have a negative impact on our net sales.  In particular, if we do not reach the endpoints or obtain FDA approval with respect to our products, our future growth may be significantly hampered. In addition, some of the products for which we are currently conducting trials are already approved for sale outside of the United States.  As a result, while our trials are ongoing, unfavorable data may arise in connection with usage of our products outside the United States which could adversely impact the approval of such products in the United States.  Conversely, unfavorable data from clinical trials in the United States may adversely impact sales of our products outside of the United States.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations and financial condition.

We derive a significant portion of our net sales from operations in international markets.  For the the six months ended July 3, 2005 and July 4, 2004, 49.2% and  49.7% of our net sales, respectively, were derived from our international operations.  Our international distribution system consists of eight direct sales offices and approximately 50 stocking distribution partners. In addition, we purchase some components and products on the international market.  The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance.  We are reviewing our trade control practices as part of our ongoing commitment to further enhance our compliance policies and procedures.  As part of this review, we have identified instances in which we may have incorrectly reported information about certain shipments imported into the United States and Europe.  While we believe that no monies are owed to any government as a result of these potential reporting errors other than processing fees of a nonmaterial amount, we may incur penalties, additional fees, interest and duty payments if the customs regulators disagree with our assessment.  Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting.  Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

In addition, most of the countries in which we sell our products are, to some degree, subject to political, economic and/or social instability.  Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

•              the imposition of additional U.S. and foreign governmental controls or regulations;

•              the imposition of costly and lengthy new export licensing requirements;

•              the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom the company does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•              economic instability;

•              a shortage of high-quality sales people and distributors;

•              loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•              changes in third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•              changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•              the imposition of new trade restrictions;

•              the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•              scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•              pricing pressure that we may experience internationally;

•              laws and business practices favoring local companies;

•              longer payment cycles;

•              difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•              difficulties in enforcing or defending intellectual property rights; and

•              exposure to different legal and political standards due to our conducting business in over 50 countries.

We cannot assure you that one or more of the factors will not harm our business.  Any material decrease in our international sales would adversely impact our net sales, results of operations and financial condition.  Our international sales are predominately in Europe.  In Europe, health care regulation and reimbursement for medical devices vary significantly from country to country.  This changing environment could adversely affect our ability to sell our products in some European countries.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and earnings.

Because the majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported net sales and earnings are subject to fluctuations in foreign exchange rates.  Our international net sales were favorably affected by the impact of foreign currency fluctuations totaling $1.4 million in the six months ended July 4, 2004 and $1.0 million in the six months ended July 3, 2005.  However, we cannot assure you that we will benefit from the impact of foreign currency fluctuations in the future and foreign currency fluctuations in the future may adversely affect our net sales and earnings.  At present, we do not engage in hedging transactions to protect against uncertainly in future exchange rates between particular foreign currencies and the U.S. dollar.

We may become obligated to make large milestone payments that are not currently reflected in our financial statements in certain circumstances, which would negatively impact our cash flows from operations.

Pursuant to the acquisition agreements relating to our purchase of MitraLife and Appriva Medical, Inc. in January 2002 and August 2002, respectively, we agreed to make certain additional payments to the sellers of these businesses in the event that we achieve contractually defined milestones.  Generally, in each case, these milestone payments become due upon the completion of specific regulatory steps in the product commercialization process.  With respect to the MitraLife acquisition, the maximum potential milestone payments totaled $25 million, and with respect to the Appriva acquisition, the maximum potential milestone payments totaled $175 million.

On September 29, 2004, we sold substantially all of the assets constituting the MitraLife business to Edwards Lifesciences and we are no longer pursuing commercialization of the product line acquired in the MitraLife transaction.  As of the date that we sold these assets to Edwards Lifesciences, none of the milestones set forth in our agreement with the sellers of MitraLife had been met.  We have determined that we have no current obligations in respect of these milestone payments, and we do not believe that it is likely that we will have obligations with respect to these milestones in the future.  Although we do not believe it is likely that these milestone payment obligations will become due in the future, it is possible that the former stockholders of MitraLife could disagree and make a claim for such payments.  Any such dispute could be costly, result in payments in such amounts being made and divert our management’s time and attention away from our business.

The Appriva acquisition agreement contains four milestones to which payments relate.  The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million.  We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable, although it is possible that we could meet one or more of the remaining milestones with respect to the Appriva acquisition and could become obligated to make the corresponding milestone payments totaling $125 million.  On May 20, 2005 Michael Lesh,  as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants,  breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement,  and thereby also failing to meet certain other milestones, and further that one milestone was actually met.   The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement.  We believe these allegations are without merit and intend to vigorously defend this action.  However, the defense and resolution of this or any similar dispute could be costly and may divert our management’s time and attention away from our business. On August 5, 2005, our attorneys received a letter from attorneys representing certain other sellers of Appriva stock (who are not purported to be represented in the action filed by Lesh), asking our attorneys to enter into a dialogue regarding their assertions that certain milestone payments should have been made. We believe their assertions are without merit. Failure to reach agreement with these new claimants on a resolution of our differences could lead to additional litigation on this matter.  In the event any such milestone payments become due and/or any other damages become payable, our costs would increase correspondingly which would negatively impact our cash flow from operations.

We rely on our independent sales distributors and sales associates to market and sell our products outside of the United States, Canada, Europe and Japan.

Sales of our products in locations outside of the United States, Canada, Europe and Japan represented 12% and 15% of our net sales in the six months ended July 3, 2005 and July 4, 2004, respectively.  Our success outside of the United States, Canada, Europe and Japan depends largely upon marketing arrangements with independent sales distributors and sales associates, in particular their sales and service expertise and relationships with the customers in the marketplace.  Independent distributors and sales associates may terminate their relationship with us, or devote insufficient sales efforts to our products.  We do not control our independent distributors and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States, Canada, Europe and Japan initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries.  Our failure to maintain our existing relationships with our independent distributors and sales associates outside of the United States, Canada, Europe and Japan, or our failure to recruit and retain additional skilled independent sales distributors and sales associates in these locations, could have an adverse effect on our operations.  We have experienced turnover with some of our independent distributors in the past that has adversely affected our short-term financial results while we transitioned to new independent distributors.  Similar occurrences could happen in the future.

If physicians do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales and profits.

In order for us to sell our products, physicians must recommend and endorse them.  We may not obtain the necessary recommendations or endorsements from physicians.  Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to products of our competitors, and on training physicians in the proper application of our products.  If we are not successful in obtaining the recommendations or endorsements of physicians for our products, our sales may decline or we may be unable to increase our sales and profits.

If we fail to comply with the U.S. Federal Anti-Kickback Statute and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business and results of operations.

A provision of the Social Security Act, commonly referred to as the Federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other Federal health care program.  The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations.  In addition, most of the states in which our products are sold have adopted laws similar to the Federal Anti-Kickback Statute, and some of these laws are even broader than the Federal Anti-Kickback Statute in that their prohibitions are not limited to items or services paid for by a Federal health care program but, instead, apply regardless of the source of payment.  Violations of the Federal Anti-Kickback Statute may result in substantial civil or criminal penalties and exclusion from participation in Federal health care programs.

All of our financial relationships with health care providers and others who provide products or services to Federal health care program beneficiaries are potentially governed by the Federal Anti-Kickback Statute and similar state laws.  We believe our operations are in material compliance with the Federal Anti-Kickback Statute and similar state laws.  However, we cannot assure you that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, which could have a material adverse effect on our business.  In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute or similar state laws, it could have a material adverse effect on our business and results of operations.

Our business strategy relies on assumptions about the market for our products, which, if incorrect, would adversely affect our business prospects and profitability.

We are focused on the market for endovascular devices used to treat vascular diseases and disorders.  We believe that the aging of the general population and increasingly inactive lifestyles will continue and that these trends will increase the need for our products. However, the projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize or if drug therapies gain more widespread acceptance as a viable alternative treatment, which in each case would adversely affect our business prospects and profitability.

If MTI’s manufacturing facility does not have sufficient capacity or if MTI experiences a delay in the proposed relocation of its existing manufacturing facility, the production of our neurovascular products may be delayed.

The expansion of MTI’s manufacturing capacity will be necessary in the future.  MTI is currently in discussion with a prospective landlord for the leasing of a larger facility, which will include significantly greater manufacturing capacity.  MTI expects to incur approximately $3.0 million for facilities, tooling and equipment, regulatory approvals and leasehold improvements for the new facility.  We expect to enter into definitive agreements with MTI to lend MTI up to $3.3 million for the payment of the expenses associated with the relocation.  If MTI is not able to achieve the expected improved efficiencies from its new manufacturing facility or if MTI experiences any delay in completing its relocation or regulatory qualification of its new facility, the production of our neurovascular products may be delayed and our net sales and business could be materially adversely affected.

Our business, net sales and results of operations may suffer if we do not pass the required regulatory inspections for our new location for manufacturing peripheral stents.

We closed our New Brighton, Minnesota manufacturing facility in July 2005 and are currently in the process of integrating our manufacturing operations formerly located in New Brighton, Minnesota, where we manufactured our peripheral stent product line, with our manufacturing operations in Plymouth, Minnesota.  We will be required to pass regulatory inspections of the FDA, and possibly other regulatory agencies of countries in which we sell our products, in connection with the new manufacturing operations in Plymouth.  If we do not pass these inspections or do not pass them on our expected schedule, we may not have sufficient inventory of various products, which may result in a backlog of orders, customer dissatisfaction and a reduction in sales. Consequently, our business, net sales and results of operations may suffer.  In addition, we are required to submit a pre-market approval supplement application to the FDA for approval of the change in manufacturing facilities for any devices marketed under a pre-market approval application. If we do not obtain timely approval of any required supplement application, our business, net sales and results of operations may also be negatively impacted.

One of our families of products generates a large portion of our net sales. Our net sales and business prospects would be adversely affected if sales of this product were to decline.

We are dependent on our Protégé GPS family of stents, which generated more than 10% of our net sales in fiscal 2004 and more than 15% of our net sales in the six months ended July 3, 2005.  If our Protégé GPS stents were to no longer be available for sale in any key market because of regulatory, intellectual property or any other reason, our net sales from these products and from products that typically constitute ancillary purchases would significantly decline.  A significant decline in our net sales could also negatively impact our product development activities and therefore our business prospects.

In March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents, as described above.  We informed Medtronic that we disagree with its assertions, and have since had several discussions with Medtronic.  No lawsuit with respect to this matter has been filed.

We are exposed to product liability claims that could have an adverse effect on our business and results of operations.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims, some of which may have a negative impact on our business.  Our existing products were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. In addition, we have recently initiated a new quality control system and a new manufacturing model which has not been in effect long enough for us to have the confidence that any errors or mistakes in implementation have been corrected.  Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates.  If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer.  Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products.  A recall of some of our products could also result in increased product liability claims.  Further, while we train our physician customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately.  If our products are used incorrectly by our customers, injury may result and this could give rise to product liability claims against us.  Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and our results of operations.

Our net sales could decline significantly if drug-eluting stents become a dominant therapy in the peripheral vascular stent market and we are not able to develop or acquire a drug-eluting stent to market and sell.

The peripheral vascular market is currently comprised exclusively of bare metal, or non drug-eluting, stents.  However, there are clinical situations in the periphery in which a drug-eluting stent may demonstrate clinical superiority over bare metal stents.  To the extent that our peripheral stent customers seek stents with drug coatings and we do not market and sell a drug-eluting peripheral stent or one that achieves market acceptance, we may not be able to compete as effectively with those of our competitors that are able to develop and sell a drug-eluting stent, and our peripheral stent sales could decline.  If our peripheral stent sales were to decline, we could experience a significant decline in sales of some of our other products which are routinely purchased in conjunction with stent purchases.

If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete, and our business would suffer.

We are continually engaged in product development and improvement programs, and new products represent a significant component of our growth rate.  We may not be able to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the endovascular device market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful and our business would suffer.  Moreover, many of our clinical trials have durations of several years and it is possible that competing therapies, such as drug therapies, may be introduced while our products are still undergoing clinical trials.  This could reduce the potential demand for our products and negatively impact our business prospects. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products or render our products obsolete.

The marketing of our products requires a significant amount of time and expense and we may not have the resources to successfully market our products, which would adversely affect our business and results of operations.

The marketing of our products requires a significant amount of time and expense in order to identify the physicians who may use our products, invest in training and education, and employ a sales force that is large enough to interact with the targeted physicians.  In addition, the marketing of our products requires interaction with many subspecialists who are moving into new practice areas and may require more training and education from our personnel than would be required with physicians who are not expanding their practice areas.  We may not have adequate resources to market our products successfully against larger competitors which have more resources than we do. If we cannot market our products successfully, our business and results of operations would be adversely affected.

We face competition from other companies, many of which have substantially greater resources than we do and may be able to develop more effective products or offer their products at lower prices than we can, which could adversely impact our business, net sales and results of operations.  Consolidation in the medical technology industry would exacerbate these risks.

The markets in which we compete are highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants.  The markets for our products are also dominated by a small number of large companies, and we are a much smaller company relative to our primary competitors.  Our products compete with other medical devices, including Invatec manufactured products sold in the United States under other brand names, surgical procedures and pharmaceutical products.  A number of the companies in the medical technology industry, including manufacturers of peripheral vascular, cardiovascular and neurovascular products, have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations with our target customers, as well as worldwide distribution channels that are more effective than ours. In addition, the industry has recently experienced some consolidation.  Consolidation could make the competitive environment more difficult for smaller companies.  Because of the size of the vascular disease market opportunity, competitors and potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress.  Competitors may develop technologies and products that are safer, more effective, easier to use, less expensive or more readily accepted than ours.  Their products could make our technology and products obsolete or noncompetitive.  Our competitors may also be able to achieve more efficient manufacturing and distribution operations than we can and may offer lower prices than we could offer profitably.  We expect that as our products mature, we will be able to produce our products in a more cost effective manner and therefore be able to compete more effectively, but it is possible that we may not achieve such cost reductions.  Any of these competitive factors could adversely impact our business, net sales and results of operations.

We also compete with other manufacturers of medical devices for clinical sites to conduct human trials.  If we are not able to locate clinical sites on a timely or cost-effective basis, this could impede our ability to conduct trials of our products and, therefore, our ability to obtain required regulatory clearance or approval.

We rely on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data.  If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and results of operations could be adversely affected.

The efficient operation of our business is dependent on our management information systems.  We rely on our management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and to maintain our research and development and clinical data.  The failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.  In addition, our management information systems are vulnerable to damage or interruption from:

•              earthquake, fire, flood and other natural disasters;

•              terrorist attacks and attacks by computer viruses or hackers; and

•              power loss or computer systems, Internet, telecommunications or data network failure.

Any such interruption could adversely affect our business and results of operations.

Existing or future acquisitions of businesses could negatively affect our results of operations if we fail to integrate the acquired businesses successfully into our existing operations or if we discover previously undisclosed liabilities.

In order to build our core technology platform, we have acquired several businesses since our inception and we may acquire additional businesses in the future.  Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing.  Even if we complete acquisitions, we may experience:

•              difficulties in integrating any acquired companies, personnel and products into our existing business;

•              delays in realizing projected efficiencies, cost savings, revenue synergies and other benefits of the acquired company or products;

•              inaccurate assessment of undisclosed, contingent or other liabilities or problems;

•              diversion of our management’s time and attention from other business concerns;

•              limited or no direct prior experience in new markets or countries we may enter;

•              higher costs of integration than we anticipated; or

•              difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

In addition, an acquisition could materially impair our operating results and liquidity by causing us to incur debt or reallocate amounts of capital from other operating initiatives or requiring us to amortize acquisition expenses and acquired assets or incur non-recurring charges as a result of incorrect estimates made in the accounting for acquisitions.  We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities which we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities.  Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our results of operations and financial condition. These risks could be heightened if we complete several acquisitions within a relatively short period of time.

If MTI fails to timely report its financial results or produce its financial statements, we may not be able to timely report our financial results or comply with Securities and Exchange Commission reporting and certification requirements, and our stock price may decline.

As the owner of a controlling interest in MTI, we consolidate the financial results of MTI in our consolidated financial statements.  MTI accounted for a material portion of our net sales and gross profit in the six months ended July 3, 2005 and July 4, 2004. As a result, our ability to report our financial results, produce our consolidated financial statements and file required reports with the Securities and Exchange Commission, or the SEC, in a timely manner will require MTI to provide us with its financial results and financial statements in a timely manner.  If MTI fails to timely produce its financial results and financial statements, we may not be able to report our financial results or comply with SEC reporting requirements.  In addition, if the officers of MTI are not able to make the certifications required under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and SEC rules, our officers may not be able to make their required certifications.  As a result, we may be subject to SEC enforcement action and civil litigation, and our stock price may decline.

If we become profitable, we cannot assure you that our net operating losses will be available to reduce our tax liability.

Our ability to use, or the amount of, our net operating losses, may be limited or reduced.  The businesses purchased by us in 2001 and 2002 experienced “ownership changes” within the meaning of Section 382 of the Internal Revenue Code.  Generally, a change of more than 50 percentage points in the ownership of a company’s shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change, and these ownership changes limit our ability to use the acquired company’s net operating losses.  Furthermore, the number of shares of our common stock issued in our initial public offering may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change.  As a result, our ability to use our existing net operating losses that are not currently subject to limitation to offset U.S. federal taxable income if we become profitable may also become subject to substantial limitations.  Further, the amount of our net operating losses could be reduced if any tax deductions taken by us are limited or disallowed by the Internal Revenue Service.  All of these limitations could potentially result in increased future tax liability for us.

One of our principal stockholders and its affiliates will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

As of August 1, 2005, Warburg Pincus beneficially owned approximately 76% of our outstanding common stock.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

As a result of Warburg Pincus’ share ownership and representation on our board of directors, Warburg Pincus will be able to influence all affairs and actions of our company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of our principal stockholder may differ from the interests of the other stockholders.  For example, Warburg Pincus could oppose a third party offer to acquire us that you might consider attractive, and the third party may not be able or willing to proceed unless Warburg Pincus supports the offer.  In addition, if our board of directors supports a transaction requiring an amendment to our certificate of incorporation, Warburg Pincus is currently in a position to defeat any required stockholder approval of the proposed amendment.  If our board of directors supports an acquisition of us by means of a merger or a similar transaction, the vote of Warburg Pincus alone is currently sufficient to approve or block the transaction under Delaware law. In each of these cases and in similar situations, you may disagree with Warburg Pincus as to whether the action opposed or supported by Warburg Pincus is in the best interest of our stockholders.

Our equity investors may have conflicts of interests with you or us in the future.

Our equity investors prior to our initial public offering, including Warburg Pincus, may make investments in companies and from time to time acquire and hold interests in businesses that compete directly or indirectly with us.  These other investments may:

•              create competing financial demands on our equity investors;

•              create potential conflicts of interest; and

•              require efforts consistent with applicable law to keep the other businesses separate from our operations.

These equity investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  Furthermore, these equity investors may have an interest in our company pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our stockholders.  In addition, these equity investors’ rights to vote or dispose of equity interests in our company are not subject to restrictions in favor of our company other than as may be required by applicable law.

We are a “controlled company” within the meaning of the NASDAQ National Market System rules and, as a result, are exempt from certain corporate governance requirements.

Because Warburg Pincus controls more than 50% of the voting power of our common stock, we are considered to a “controlled company” for the purposes of the NASDAQ National Market System quotation requirements.  As such, we are permitted, and have elected, to opt out of the NASDAQ National Market System quotation requirements that would otherwise require our board of directors to have a majority of independent directors, our board nominations to be selected, or recommended for the board’s selection either by a nominating committee comprised entirely of independent directors or by a majority of our independent directors and our compensation committee to be comprised entirely of independent directors.  Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ National Market System corporate governance requirements.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable.  For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 100 million shares of “blank check” preferred stock.  Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock.  With these rights, preferred stockholders could make it more difficult for a third party to acquire us.  In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with approximately one third of the directors coming up for reelection each year.  Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control.  For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.  Under one such exception, Warburg Pincus does not constitute an “interested stockholder.”

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act.  These requirements may place a strain on our people, systems and resources.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the NASDAQ National Market System, have required changes in corporate governance practices of public companies.  We expect these new rules and regulations to increase our legal and financial compliance costs significantly and to make some activities more time-consuming and costly.  For example, in anticipation of becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures.  In addition, we will incur additional costs associated with our public company reporting requirements.  We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion or without incurring material costs.  We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

In connection with their audits of our consolidated financial statements for the years ended December 31, 2003 and 2004, our independent registered public accounting firm reported two conditions, which together constituted a material weakness in the internal controls over our ability to produce financial statements free from material misstatements.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our independent registered public accounting firm reported to us that we did not have a sufficient number of senior level financial personnel, and our controls over non-routine transactions did not ensure that accounting considerations were identified and appropriately recorded.  These two conditions, in combination, constituted a material weakness in our internal controls.

Our management and audit committee agreed that the conditions identified by our independent registered public accounting firm constituted a material weakness.   We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel.  On an interim basis, the Company engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources.  These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees.  During the six months ended July 3, 2005, we hired a new chief financial officer, effective April 2005, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies.  We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting.  The controller oversees external reporting with assistance from a newly promoted senior analyst. Our prior controller, who has been with us for approximately four years, has become our Director of International Finance.  In May 2005, we added an additional senior staff level accounting position.   With the addition of these individuals, we believe that we have sufficient, skilled personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements.  We have also engaged a consulting firm to assist us in assessing our system of internal controls and remediating any control deficiencies. We will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.

Except as described above, there was no change in our internal control over financial reporting that occurred during our quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

We have had only limited operating experience with the remedial measures we have made to date and we cannot provide assurance that the measures we have taken to date or any future measures will adequately remediate the material weakness reported by our independent registered public accounting firm. In addition, we cannot be certain that additional material weaknesses in our internal controls will not be discovered in the future.  Any failure to remediate the material weakness reported by our independent registered public accounting firm or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements.  Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act become applicable to us beginning with our annual report on Form 10-K for the year ending December 31, 2006 to be filed in early 2007.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could cause our stock price to decline.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the NASDAQ National Market System, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls.  We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2006 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the NASDAQ National Market System.  This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline.  In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and the NASDAQ National Market System.  If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We currently have little exposure to a change in interest rates.  Our borrowings to date have all been at a fixed rate of interest.  We have no variable rate debt or lease obligations.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  In the three and six months ended July 3, 2005, approximately 37% and 38%, respectively, of our net sales were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future.  Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure.  We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is minimal.  However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase.  In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect.  If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 67% and 68% of our net sales denominated in foreign currencies in the three and six months ended July 3, 2005, respectively, were derived from European Union countries and were denominated in the Euro.  Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro.  Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro.  Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements.  We recorded a $1.9 million and $3.1 million foreign currency transaction loss in the three and six months ended July 3, 2005, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars.  We do not currently hedge our exposure to foreign currency exchange rate fluctuations.  We may, however, hedge such exposure to foreign currency exchange rates in the future.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control Over Financial Reporting

In connection with their audits of our consolidated financial statements for the years ended December 31, 2003 and 2004, our independent registered public accounting firm reported two conditions, which together constitute a material weakness in the internal controls over our ability to produce financial statements free from material misstatements.  Our independent registered public accounting firm reported to our board of directors that we did not have a sufficient number of senior level financial personnel, and our controls over non-routine transactions did not ensure that accounting considerations are identified and appropriately recorded.  These two conditions, in combination, constituted a material weakness in our internal controls.

We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel.  On an interim basis, we engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources.  These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees.  During the six months ended July 3, 2005, we hired a new chief financial officer, effective April 2005, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies.  We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting.  The controller oversees external reporting with assistance from a newly promoted senior analyst.  Our prior controller, who has been with us for approximately four years, has become our Director of International Finance.  In May 2005, we added an additional senior staff level accounting position.   With the addition of these individuals, we believe that we have sufficient, skilled personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements.  We have also engaged a consulting firm to assist us in assessing our system of internal controls and remediating any control deficiencies.   We will continue to assess the adequacy and

appropriateness of our financial staff and adjust accordingly as changes in our business warrant.  However, given the lack of tenure of these individuals with our company, we will need additional time in order to demonstrate that we have adequately remediated this material weakness.

Except as described above, there was no change in our internal control over financial reporting that occurred during our quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings.

In September 2000, Dendron, which was acquired by MTI in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany.  The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees.  In August 2001, the court issued a written decision that EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to customers abroad, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages.  In September 2001, Dendron appealed the decision.  In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (MTI joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with MTI, nullity proceedings with the German Federal Patents Court against the German component of the other two patents.  The opposition proceedings with the EPO on the one patent are complete, and the EPO has rejected the opposition and has upheld the validity of the one patent.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff.  The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief.  In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent.  The patent involved is the same patent that was involved in the case before the English Patents Court (see below) and that was ruled by a Dutch court to be invalid (see below).  The opposition proceedings on the patent are complete, and the EPO has rejected the opposition and has upheld the validity of the patent.  The case is under appeal and an oral hearing is scheduled to be held in the Dusseldorf Court of Appeal on March 9, 2006.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of July 3, 2005, approximately $800 thousand was recorded in accrued liabilities in our consolidated financial statements included in this report.  Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

Concurrent with its acquisition of Dendron, MTI initiated a series of legal actions related to its Sapphire coils in the Netherlands and the United Kingdom, which included a cross-border action that was heard by a Dutch court, as further described below.  The primary purpose of these actions was to assert both invalidity and non-infringement by MTI of certain patents held by others.  The range of patents at issue are held by the Regents of the University of California, with Boston Scientific Corporation subsidiaries named as exclusive licensees, collectively referred to as the “patent holders,” related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that MTI’s Sapphire coils do infringe such patents.  The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid.  Under the court’s ruling, MTI has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-

unspecified monetary damages for activities engaged in by MTI since September 27, 2002.  In February 2005, MTI received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.3 million as of July 3, 2005, with which MTI disagrees.  Court hearings will be held regarding these claims.  MTI has filed an appeal with the Dutch court, and believes that since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and MTI intends to continue such compliance. Because we believe that MTI has valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, Accounting for Contingencies.  However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, MTI initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that MTI’s products did not infringe this patent.  The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above.  The patent holders counterclaimed for alleged infringement by MTI. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay MTI’s costs associated with the legal action, including interest.  As a result, MTI received interim payments from the patent holders aggregating £500 (equivalent to approximately $0.9 million based on the dates of receipt), which MTI recorded as a reduction of litigation expense upon receipt of such funds in February and March 2005.  The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by MTI in such litigation.  As a result of the interim settlement, MTI anticipates that it will no longer be involved in litigation in the United Kingdom, although no assurance can be given that no other litigation involving MTI may arise in the United Kingdom.

In the United States, concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, MTI initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin.  The action included assertions of non-infringement by MTI and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters.  In October 2003, the court dismissed MTI’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions.  In December 2003, the University of California filed an action against MTI in the United States District Court for the Northern District of California alleging infringement by MTI with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. MTI has filed a counterclaim against the University of California asserting non-infringement by MTI, invalidity of the patents and inequitable conduct in the procurement of certain patents.  In addition, MTI filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation.  A trial date has not been set. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

In March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents. We informed Medtronic that we disagree with its assertions, and have since had several discussions with Medtronic.  No lawsuit with respect to this matter has been filed. We also received notice from an individual claiming that he believes that our PLAATO device infringes on two of his patents.  We have informed this individual that we do not believe that our PLAATO device infringes on these patents.  On March 30, 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents.  This action was brought in the United States District Court for the District of Minnesota.  We have answered the complaint and intend to vigorously defend this action. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate.  The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million.  We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable.  On May 20, 2005, Michael Lesh,  as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met.   The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement.  We believe these allegations are without merit and intend to vigorously defend this action.  On August 5, 2005 our attorneys received a letter from attorneys representing certain other sellers of Appriva stock (who are not purported to be represented in the action filed by Lesh), asking our attorneys to enter into a dialogue regarding their assertions that certain milestones should have been paid. We believe their assertions are without merit. Failure to reach agreement with these new claimants on a resolution of our differences could lead to additional litigation on this matter.  Because these matters are in an early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

Pursuant to a contribution and exchange agreement dated as of April 4, 2005, on May 26, 2005, ev3 LLC issued 13,808,832 common membership units to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, Vertical Fund I, L.P. and Vertical Fund II, L.P. (collectively, the “Contributors”) in exchange for the contribution to ev3 LLC by the Contributors of an aggregate of 9,704,819 shares of the common stock of MTI.

Pursuant to a merger agreement dated as of April 4, 2005, in connection with the merger of ev3 LLC with and into us, on June 21, 2005, we issued an aggregate of 83,918,016 shares of our common stock to the holders of units of membership interests in ev3 LLC.

Pursuant to a note contribution and exchange agreement dated as of April 4, 2005, on June 21, 2005, we issued an aggregate of 23,159,304 shares of our common stock to the Contributors in exchange for the contribution to us by the Contributors of $316.0 million aggregate principal amount of demand notes of ev3 Endovascular, Inc., our wholly owned subsidiary, plus $8.2 million of accrued and unpaid interest thereon.

Pursuant to the exercise of options to purchase membership units of ev3 LLC under the ev3 LLC 2003 incentive plan, ev3 LLC issued 1,057 membership units to various current and former employees during the three months ended July 3, 2005. These membership units were subsequently converted into shares of our common stock in connection with the merger of ev3 LLC with and into us.

Except as described above, there were no other unregistered sales by us of equity securities during the quarter ended July 3, 2005.

No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above.  In addition, all of the above sales were made in reliance on Rule 701, Regulation D and Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).  With regard to our reliance upon the exemptions under Regulation D and Section 4(2) under the Securities Act, certain inquiries of the purchasers were made by us to establish that such sales qualified for such exemptions from the registration requirements.  With regard to our reliance upon the Rule 701 exemption, all such issuances were to employees, former employees or independent consultants.

Use of Proceeds

On June 15, 2005, our registration statement on Form S-1 (Registration No. 333-123851) was declared effective.  Pursuant to the registration statement, we registered (1) 11,765,000 shares of our common stock, par value $0.01 per share, to be sold in our initial public offering and (2) 1,764,750 shares of our common stock, all or a portion of which were to be sold upon the exercise of the underwriters’ over-allotment option (including up to 35,900 shares to be sold by a selling stockholder).  On June 21, 2005, we completed the sale of 11,765,000 shares of common stock to the public at an initial public offering price of $14.00 per share.  Piper Jaffray & Co., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and Thomas Weisel Partners LLC acted as underwriters for our initial public offering.  On July 20, 2005, the underwriters purchased an additional 205,800 shares of common stock from us and 4,200 shares of common stock from the selling stockholder pursuant to the exercise of their over-allotment option.  As a result, an aggregate of 11,975,000 shares of our common stock were sold before the termination of our initial public offering.  The aggregate public offering price for the 11,970,800 shares of common stock sold by us and the 4,200 shares of common stock sold by the selling stockholder was $167.6 million.  The underwriters received an underwriting discount of (1) $0.70 per share for the 11,765,000 shares sold by us on June 21, 2005 and (2) $0.98 per share for the 205,800 sold by us and the 4,200 shares sold by the selling stockholder on July 20, 2005 pursuant to the underwriters’ over-allotment option.

Our initial public offering resulted in gross proceeds to us of $167.6 million.  Expenses related to the initial public offering were as follows:  approximately $8.4 million for underwriting discounts and commissions and approximately $3.9 million for other expenses, for total expenses of approximately $12.3 million.  None of the offering expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates.  All of the offering expenses were paid to others.

After deduction of offering expenses, we received net proceeds of approximately $155.3 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option.  As of July 3, 2005, the proceeds from our initial public offering and available cash were used as follows:  $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on the demand notes and the remaining net proceeds were invested in short-term, investment-grade, interest bearing securities.  We cannot predict whether the proceeds will yield a favorable return. Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg Pincus, which is our majority stockholder, and Vertical, which is one of our stockholders, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.

We expect to use the remaining $119 million in net proceeds from our initial public offering for general corporate purposes, which may include funding the operations of MTI.  We do not currently have any more specific plans with respect to the use of these net proceeds.  Our management has broad discretion as to the use of the net proceeds.  While we have no present understandings, commitments or agreements to enter into any potential acquisitions, we may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business.  As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other securities registered pursuant to Sections 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended July 3, 2005, and our board of directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other securities on the open market or otherwise.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our preparations for our initial public offering, our stockholders took action by written consent pursuant to Section 228 of the Delaware General Corporation Law on three occasions during our quarter ended July 3, 2005.

On March 1, 2005, ev3 LLC, our sole stockholder at that time, acted by written consent to: (1) approve our initial public offering; (2) approve the merger of ev3 LLC with and into us and the related merger agreement; (3) approve a stock contribution and exchange agreement pursuant to which certain of ev3 LLC’s members agreed to contribute shares of common stock of MTI to ev3 LLC in exchange for membership units of ev3 LLC; (4) approve a note contribution and exchange agreement pursuant to which certain of ev3 LLC’s members agreed to contribute to us demand notes of ev3 Endovascular, Inc. in exchange for shares of our common stock; (5) increase the size of our board of directors from five (5) members to seven (7) members; and (6) approve the election of Haywood D. Cochrane and Douglas W. Kohrs to our board of directors, with James M. Corbett, Richard B. Emmitt, Dale A. Spencer, Thomas E. Timbie and Elizabeth H. Weatherman continuing as directors.

On June 6, 2005, ev3 LLC, our sole stockholder at that time, acted by written consent to: (1) approve an Amended and Restated Certificate of Incorporation pursuant to which, among other things, we are authorized to issue 100,000,000 shares of our common stock; (2) approve certain indemnification agreements between us and each of our directors and executive officers and certain of our other officers and employees; and (3) approve the ev3 Inc. 2005 Incentive Stock Plan, a form of option grant notice and the reservation of 2,000,000 shares of our common stock for issuance pursuant to grants made under the 2005 Incentive Stock Plan.

On June 21, 2005, stockholders holding 83,039,611 outstanding shares of our common stock (on a pre-split basis), representing 99% of our outstanding shares of common stock at such time, acted by written consent to approve a one for six reverse stock split of our common stock prior to the consummation of our initial public offering and a Certificate of Amendment to our Amended and Restated Certificate of Incorporation effecting such reverse stock split.

ITEM 5.                  OTHER INFORMATION

On June 16, 2005, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Piper Jaffray & Co. (“Piper Jaffray”) and Banc of America Securities LLC (“BAS” and together with Piper Jaffray, the “Representatives”) as representatives of the several underwriters (the “Underwriters”) named in Schedule A thereto and Dale A. Spencer, one of our directors, as a selling stockholder (the “Selling Stockholder”).  Pursuant to the Underwriting Agreement, among other things, we agreed to issue and sell to the Underwriters an aggregate of 11,765,000 shares of our common stock, par value $0.01 per share, at a purchase price, after deducting underwriting discounts and commissions, of $13.30 per share, in our initial public offering of our common stock.  We also granted the Underwriters an option to purchase up to 1,728,850 additional shares of our common stock and the Selling Stockholder granted the Underwriters an option to purchase up to 35,900 shares of our common stock at a purchase price, after deducting underwriting discounts and commissions, of $13.02 per share, to cover over-allotments, if any.  On June 21, 2005, we closed our initial public offering, resulting in net proceeds to us of approximately $152.8 million, after deducting underwriting discounts and commissions and estimated offering expenses.  Warburg Pincus and Vertical purchased 3,196,750 and 168,250 shares of our common stock, respectively, in the offering.  On July 15, 2005, the Underwriters exercised a portion of the over-allotment option.  Pursuant to this exercise, on July 20, 2005, we sold an additional 205,800 shares of our common stock and the Selling Stockholder sold 4,200 shares of our common stock at a purchase price of $13.02 per share, resulting in additional net proceeds to us of approximately $2.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

As described in our final prospectus in connection with our initial public offering, on June 21, 2005, we entered into a registration rights agreement with certain of our stockholders, directors, officers and employees, including, among others, Warburg Pincus, The Vertical Group, Dale A. Spencer, James M. Corbett, Stacy Enxing Seng and L. Cecily Hines, who we refer to as the holders, with respect to shares of our common stock held by them. Pursuant to the registration rights agreement, we agreed to:

•      use our reasonable best efforts to effect up to two registered offerings of at least $10 million each upon the demand of the holders of not less than a majority of the shares of our common stock then held by the holders;

•      use our best efforts to effect up to three registrations of at least $1 million each on Form S-3, once we become eligible to use such form, if any holder so requests; and

•      maintain the effectiveness of each such registration statement for a period of 120 days or until the distribution of the registrable securities pursuant to the registration statement is complete.

Pursuant to the registration rights agreement, the holders also have incidental or “piggyback” registration rights with respect to any registrable shares, subject to certain volume and marketing restrictions imposed by the underwriters of the offering with respect to which the rights are exercised.  We also agreed to use our best efforts to qualify for the use of Form S-3 for secondary sales.  These rights were waived in connection with our initial public offering through December 13, 2005, subject to extension in certain circumstances.  We agreed to bear the expenses, including the fees and disbursements of one legal counsel for the holders, in connection with the registration of the registrable securities, except for any underwriting commissions relating to the sale of the registrable securities.

On August 16, 2005, our board of directors approved amendments (the “Amendments”) to Sections 3.01 and 3.02 of our amended and restated bylaws for the purpose of reflecting the classification of our board of directors contained in our amended and restated certificate of incorporation.  The Amendments were effective as of such date.  The Amendments are reflected in the amended and restated bylaws filed as Exhibit 3.3 to this report, which are incorporated by reference herein.

ITEM 6.                  EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 4, 2005, by and between ev3 LLC and ev3 Inc. (Incorporated by reference to Exhibit 2.1 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005)

2.2

Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto, ev3 LLC, ev3 Inc. and Micro Therapeutics, Inc. (Incorporated by reference to Exhibit 2.2 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005)

2.3

Note Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the noteholders listed on Schedule I thereto and ev3 Inc. (Incorporated by reference to Exhibit 2.3 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005)

3.1

Amended and Restated Certificate of Incorporation of ev3 Inc. (Incorporated by reference to Exhibit 3.1 to ev3’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on June 14, 2005)

3.2

Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc. (Incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K (File No. 000-51348), filed with the Securities and Exchange Commission on June 27, 2005)

3.3	Amended and Restated Bylaws of ev3 Inc. (Filed herewith)
4.1

Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on June 2, 2005)

4.2

Registration Rights Agreement, dated as of June 21, 2005, by and among ev3 Inc., Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other investors party thereto. (Filed herewith)

Exhibit No.	Description
10.1	Underwriting Agreement, dated as of June 16, 2005, by and among ev3 Inc., Piper Jaffray & Co., Banc of America Securities LLC and Dale A. Spencer (Filed herewith)
10.2

Corporate Opportunity Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto and ev3 Inc. (Incorporated by reference to Exhibit 10.32 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005)

10.3

First Amendment to Amended and Restated Sales Representative Agreement, dated April 6, 2005, by and between Micro Therapeutics, Inc. and ev3 International, Inc. (Incorporated by reference to Exhibit 10.52 to Micro Therapeutics’ Current Report on Form 8-K (File No. 000-06523), filed with the Securities and Exchange Commission on April 7, 2005)

10.4	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (Filed herewith)
10.5

Loan and Security Agreement, dated May 6, 2005, by and between Micro Therapeutics, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.56 to Micro Therapeutics’ Current Report on Form 8-K (File No. 000-06523), filed with the Securities and Exchange Commission on May 10, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 17, 2005	ev3 Inc.

	By:	/s/ James M. Corbett
James M. Corbett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of April 4, 2005, by and between ev3 LLC and ev3 Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005
2.2	Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto, ev3 LLC, ev3 Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 2.2 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005
2.3	Note Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the noteholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 2.3 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005
3.1	Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 3.1 to ev3’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on June 14, 2005
3.2	Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K (File No. 000-51348), filed with the Securities and Exchange Commission on June 27, 2005
3.3	Amended and Restated Bylaws of ev3 Inc.	Filed herewith.
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on June 2, 2005
4.2

Registration Rights Agreement, dated as of June 21, 2005, by and among ev3 Inc., Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other investors party thereto

Filed herewith.
10.1	Underwriting Agreement, dated as of June 16, 2005, by and among ev3 Inc., Piper Jaffray & Co., Banc of America Securities LLC and Dale A. Spencer	Filed herewith.

Exhibit No.	Description	Method of Filing
10.2	Corporate Opportunity Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 10.32 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005
10.3	First Amendment to Amended and Restated Sales Representative Agreement, dated April 6, 2005, by and between Micro Therapeutics, Inc. and ev3 International, Inc.	Incorporated by reference to Exhibit 10.52 to Micro Therapeutics’ Current Report on Form 8-K (File No. 000-06523), filed with the Securities and Exchange Commission on April 7, 2005
10.4	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Filed herewith
10.5	Loan and Security Agreement, dated May 6, 2005, by and between Micro Therapeutics, Inc. and Silicon Valley Bank	Incorporated by reference to Exhibit 10.56 to Micro Therapeutics’ Current Report on Form 8-K (File No. 000-06523), filed with the Securities and Exchange Commission on May 10, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.