Form 10-Q
period 2005-10-02
ev3 Inc.
filed 2005-11-16
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission file number:  000-51348

ev3 Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0138874
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification Number)

4600 Nathan Lane North
Plymouth, Minnesota 55442

(Address of principal executive offices)

(763) 398-7000

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of November 1, 2005, there were 49,155,616 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.

FORM 10-Q

For the Quarterly Period Ended October 2, 2005

TABLE OF CONTENTS

Description

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Balance Sheets as of October 2, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations for the three months and nine months ended October 2, 2005 and October 3, 2004 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended October 2, 2005 and October 3, 2004 (unaudited)

Notes to the Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURE PAGE

Exhibit Index

In this report, references to “ev3,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to ev3 Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I:                           FINANCIAL INFORMATION

ITEM I:                               FINANCIAL STATEMENTS

ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	October 2, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$94,762	$20,131
Short-term investments	12,010	—
Accounts receivable, less allowance of $3,342 and $2,694, respectively	23,132	18,956
Inventories	31,911	22,500
Prepaid expenses and other assets	5,784	4,576
Other receivables	949	2,446
Total current assets	168,548	68,609

Restricted cash	3,363	2,638
Property and equipment, net	15,816	9,130
Goodwill	94,456	94,514
Other intangible assets, net	28,511	31,851
Other assets	3,860	5,304
Total assets	$314,554	$212,046

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$10,967	$8,931
Accrued compensation and benefits	12,922	9,523
Accrued liabilities	12,110	13,821
Accrued acquisition consideration	—	3,750
Total current liabilities	35,999	36,025

Demand notes payable—related parties	—	299,453
Other long-term liabilities	482	702
Total liabilities	36,481	336,180

Commitments and contingencies	—	—

Class A preferred membership units: stated value $3.56; 24,040,718 units authorized; issued and outstanding: zero and 24,040,718, respectively	—	95,105
Class B preferred membership units: stated value $3.56; 41,077,336 units authorized; issued and outstanding: zero and 41,077,336, respectively	—	158,923

Minority interest	13,329	16,310

Stockholders’ equity (deficit)

Members’ capital	—	47,927
Common stock: $0.01 par value; 100,000,000 shares authorized; issued and outstanding: 49,147,954 and zero, respectively	491	—
Additional paid in capital	805,086	—
Accumulated deficit	(540,663)	(440,705)
Accumulated other comprehensive loss	(170)	(1,694)
Total stockholders’ equity (deficit)	264,744	(394,472)
Total liabilities and stockholders’ equity (deficit)	$314,554	$212,046

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net sales	$33,500	$19,654	$92,722	$60,803

Operating expenses
Cost of goods sold (a)	13,590	9,327	38,484	27,484
Sales, general and administrative (a)	30,666	24,003	94,823	71,960
Research and development (a)	8,436	10,577	30,653	30,320
Amortization of intangible assets	2,674	2,438	7,877	7,416
(Gain) loss on sale or disposal of assets, net	40	(14,514)	204	(14,495)
Acquired in-process research and development	—	—	868	—
Total operating expenses	55,406	31,831	172,909	122,685

Loss from operations	(21,906)	(12,177)	(80,187)	(61,882)

Other (income) expense
Gain on sale of investments, net	—	—	(4,611)	(1,728)
Interest (income) expense, net	(953)	9,802	10,833	20,415
Minority interest in loss of subsidiary	(486)	(6,910)	(1,212)	(11,982)
Other (income) expense, net	(8)	213	2,912	319
Loss before income taxes	(20,459)	(15,282)	(88,109)	(68,906)

Income tax benefit	(2)	—	(61)	—
Net loss	(20,457)	(15,282)	(88,048)	(68,906)

Accretion of preferred membership units to redemption value	—	5,988	12,061	17,792
Net loss attributable to common stockholders	$(20,457)	$(21,270)	$(100,109)	$(86,698)
Net loss per common share attributable to common stockholders (basic and diluted) (b)	$(0.42)	$(8.35)	$(4.99)	$(43.07)
Weighted average common shares outstanding (b)	49,099,357	2,547,809	20,069,139	2,012,829

(a) Includes stock based compensation charges of:

Cost of goods sold	$198	$45	$445	$143
Sales, general and administrative	859	192	1,904	1,565
Research and development	295	179	729	577
	$1,352	$416	$3,078	$2,285

(b) Net loss per common share attributable to common stockholders and the weighted average common shares outstanding reflect the June 21, 2005 1-for-6 reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	October 2, 2005	October 3, 2004
Operating activities
Net loss	$(88,048)	$(68,906)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,790	10,416
Provision for bad debts	393	1,179
Provision for inventory obsolescence	1,775	1,416
Acquired in-process research and development	868	—
(Gain) loss on disposal of assets	217	(14,493)
Amortization of beneficial conversion feature and non-cash interest expense	—	6,778
Gain on sale of investments	(4,611)	(1,728)
Stock compensation expense	3,078	2,285
Minority interest in loss of subsidiary	(1,212)	(11,982)
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	(5,854)	(3,389)
Inventories	(11,318)	(7,050)
Prepaids and other assets	2,474	(5,424)
Accounts payable	3,012	389
Accrued expenses and other liabilities	1,984	2,710
Accrued interest on notes payable	12,156	13,660
Net cash used in operating activities	(74,296)	(74,139)

Investing activities
Purchase of short-term investments	(12,010)	—
Purchase of property and equipment	(9,913)	(2,033)
Purchase of patents and licenses	(1,150)	(1,094)
Proceeds from sale of assets	8	10,278
Proceeds from sale of investments	4,611	1,728
Acquisitions, net of cash acquired	(1,626)	(3,750)
Change in restricted cash	(527)	(208)
Other	840	—
Net cash (used in) provided by investing activities	(19,767)	4,921

Financing activities
Issuance of demand notes payable	49,100	59,314
Payments on demand notes payable	(36,475)	—
Proceeds from issuance of notes payable, net of costs	—	21,008
Proceeds from exercise of stock options	931	79
Proceeds from issuance of subsidiary stock to minority shareholders	294	178
Proceeds from initial public offering, net	154,946	—
Other	—	(1,187)
Net cash provided by financing activities	168,796	79,392

Effect of exchange rate changes on cash	(102)	(75)
Net increase in cash and cash equivalents	74,631	10,099
Cash and cash equivalents, beginning of year	20,131	23,625
Cash and cash equivalents, end of year	$94,762	$33,724

Supplemental disclosure of non-cash activities:

Assets acquired in conjunction with MTI step acquisition (see Note 6)	$7,536	$—
Contribution of demand notes payable upon initial public offering (see Note 12)	$324,230	$—
Preferred membership units converted to common stock upon initial public offering (see Note 13)	$266,089	$—

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

We are a global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders. We develop, manufacture and market a wide range of products that includes stents, embolic protection devices, thrombectomy devices, balloon angioplasty catheters, foreign object retrieval devices, guidewires, embolic coils, liquid embolics, microcatheters, and occlusion balloon systems. We market our products in the United States, Europe, Canada, and Japan through a direct sales force, and through distributors in certain other international markets.

We hold ownership interests directly in two companies: ev3 Endovascular, Inc. («ev3 Endovascular») and Micro Investment, LLC («MII»), a holding company that owns a controlling interest in Micro Therapeutics, Inc. («MTI»), a publicly traded operating company. Our majority equity holder, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (collectively «Warburg Pincus»), owns a majority, controlling interest in us. We are organized in two business segments: cardio peripheral and neurovascular. We manage our business and reports our operations internally and externally on this basis. Our cardio peripheral segment contains products that are used in both cardiovascular and peripheral vascular procedures by cardiologists, radiologists, vascular surgeons and other endovascular specialists. Our neurovascular segment contains products that are used primarily by neuro-radiologists and neurosurgeons for neurovascular procedures.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included.  The results for the three and nine months ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited financial statements and the notes thereto included in our registration statement on Form S-1, initially filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851), as subsequently amended (the “Registration Statement”).

Our consolidated financial statements include the financial results of MTI, which we consolidate for accounting purposes but is not wholly owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As the controlling shareholder of ev3 LLC, the contribution of the shares by Warburg Pincus, representing a 15.7% interest in MTI as of May 26, 2005, was accounted for as a transfer of assets between entities under common control resulting in the retention of historical based accounting. These consolidated financial statements give effect to the contribution of MTI shares owned by Warburg Pincus as though such contribution occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI. The contribution of the MTI shares owned by Vertical, representing a

4.3% interest in MTI as of May 26, 2005, was accounted for under the purchase method of accounting on the contribution date (see Note 6).  As of October 2, 2005, ev3 Inc. owned 70.2% of the outstanding shares of common stock of MTI.  The consolidation of MTI for accounting purposes results in all of MTI’s assets and liabilities being included in our consolidated balance sheets. Although all of MTI’s assets are included in our consolidated balance sheets, not all of these assets would be available to us for distribution to our stockholders in the event of MTI’s liquidation.

Prior to the consummation of our initial public offering on June 21, 2005, we amended and restated our certificate of incorporation to authorize 100,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  On June 21, 2005, immediately prior to our initial public offering, we completed a one-for-six reverse stock split of our outstanding common stock.  All share and per share amounts for all periods presented in these consolidated financial statements reflect this split.

We operate on a manufacturing calendar with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Accordingly, the first three fiscal quarters in 2004 ended on April 4, July 4 and October 3.  The corresponding fiscal quarters in 2005 ended on April 3, July 3 and October 2.

3.  Stock Based Compensation

We account for our stock based compensation plans under the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award.  The fair value is estimated using the Black-Scholes option pricing model and is recognized over the service period, which is typically the vesting period.   We recognized compensation expense related to stock options of $1.4 million and $3.1 million for the three and nine months ended October 2, 2005, respectively, as compared to the compensation expense related to stock options of $416 thousand and $2.3 million for the three and nine months ended October 3, 2004, respectively.

We used the Black-Scholes option pricing model, with a minimum value pricing method, for measuring the fair value of options granted for the year ended December 31, 2004 and for the three month period ended April 3, 2005.  The minimum value pricing method does not take into consideration volatility. In accordance with SFAS 123, subsequent to April 5, 2005, the date of our initial filing of the registration statement relating to our initial public offering with the Securities and Exchange Commission, we used the Black-Scholes model, including a volatility assumption, to estimate the fair value of all option grants. Forfeitures and cancellations are recognized as they occur. Expense previously recognized related to options that are cancelled or forfeited prior to vesting is reversed in the period of the cancellation or forfeiture.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions by plan:

	October 2, 2005		October 3, 2004
	ev3 Inc.	MTI	ev3 Inc.	MTI
Risk free interest rate	4.0%	3.9%	3.6%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	50.0%	45.9%	—	64.0%
Expected option term	4 years	4 years	5 years	4 years

In accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, we account for non-employee equity based awards, in which goods or services are the consideration received for the equity instruments issued, at their fair value. The assumptions used to determine fair value under the Black-Scholes pricing model are as disclosed above for ev3 Inc. and MTI as appropriate.

4.  New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43, Chapter 4, which adopts wording from the International Accounting Standards Board’s («IASB») IAS 2 Inventories in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for us beginning in 2006. Adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123 and supersedes APB Opinion 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period and is effective for us on January 1, 2006. We have not yet determined the impact of the provisions of SFAS 123(R) on our results of operations, financial position or cash flows.

5. Liquidity and Capital Resources

On June 21, 2005, we completed an initial public offering in which we sold 11,765,000 shares of common stock at $14.00 per share for net cash proceeds of $152.7 million, net of underwriting discounts and other offering costs.  Immediately prior to the consummation of the offering, ev3 LLC merged with and into ev3 Inc. and 24,040,718 Class A preferred membership units, 41,077,336 Class B preferred membership units, and 18,799,962 common membership units of ev3 LLC were converted into 83,918,016 shares of common stock of ev3 Inc. (on a pre-split basis).  Immediately thereafter, we completed a one for six reverse stock split whereby the 83,918,016 shares of common stock were converted into 13,986,350 shares of common stock.  Prior to the consummation of the offering, and subsequent to the reverse stock split, we also issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324.2 million aggregate principal amount of demand notes and accrued and unpaid interest thereon.  The remaining balance of the accrued and unpaid interest on the demand notes, totaling $36.5 million, was repaid using proceeds from the offering.  On July 20, 2005, we sold an additional 205,800 shares of common stock pursuant to the over-allotment option granted to the underwriters in connection with the initial public offering.  Net proceeds to us from this sale totaled $2.2 million, after deducting underwriting discounts and other offering expenses.   Total net cash proceeds to us from our initial public offering were $154.9 million.

The following summarizes the changes in stockholders’ equity (deficit) since December 31, 2004:

(in thousands, except unit and share amounts)

	Units	Members’ Capital			Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit

			Common Stock
			Shares	Amount
Balance January 1, 2005	15,293,490	$47,927	—	$—	$—	$(1,694)	$(440,705)	$(394,472)
Accretion of preferred membership units	—	—	—	—	—	—	(6,426)	(6,426)
Compensation expense on unit options	—	796	—	—	—	—	—	796
Exercise of unit options	495,809	651	—	—	—	—	—	651
Comprehensive loss:
Net loss						—	(32,369)	(32,369)
Cumulative translation adjustment						770	—	770
Comprehensive loss:						770	(32,369)	(31,599)
Balance April 3, 2005	15,789,299	$49,374	—	$—	$—	$(924)	$(479,500)	$(431,050)
Accretion of preferred membership units	—	—	—	—	—	—	(5,635)	(5,635)
Compensation expense on unit/stock options	—	513	—	—	409	—	—	922
Exercise of unit options	6,331	9	—	—	—	—	—	9
Members’ contribution	3,004,332	$8,404	—	$—	$—	$—	$—	$8,404
Conversion of preferred / common membership units	(18,799,962)	(58,300)	83,918,016	839	323,550	—	—	266,089
1-for-6 reverse common stock split	—	—	(69,931,666)	(699)	699	—	—	—
Contribution of demand notes	—	—	23,159,304	231	323,999	—	—	324,230
Common stock issued in conjunction with initial public offering	—	—	11,765,000	118	152,595	—	—	152,713
Comprehensive loss:
Net loss						—	(35,222)	(35,222)
Cumulative translation adjustment						643	—	643
Gain on change in ownership % of MTI						—	149	149
Comprehensive loss:						643	(35,073)	(34,430)
Balance July 3, 2005	—	$—	48,910,654	$489	$801,252	$(281)	$(520,208)	$281,252
Compensation expense on stock options	—	—	—	—	1,352	—	—	1,352
Common stock issued in conjunction with initial public offering (over-allotment)	—	—	205,800	2	2,231	—	—	2,233
Exercise of unit options	—	—	31,500	—	251	—	—	251
Comprehensive loss:
Net loss						—	(20,457)	(20,457)
Cumulative translation adjustment						111	—	111
Gain on change in ownership % of MTI						—	2	2
Comprehensive loss:						111	(20,455)	(20,344)
Balance October 2, 2005	—	$—	49,147,954	$491	$805,086	$(170)	$(540,663)	$264,744

Comprehensive loss consists of net loss, gains on changes of interest related to ownership changes in MTI, and the effects of foreign currency translation.  The components of comprehensive loss resulted in a decrease to our net loss of $113 thousand and $1.7 million for the three and nine months ended October 2, 2005, respectively.

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

6. MTI Step Acquisitions

Through our wholly owned subsidiary, MII, we have acquired a controlling interest in MTI in various step investments.  MTI is a publicly held Delaware corporation that develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment primarily of neurovascular diseases. The investments were accounted for using the step acquisition method prescribed by ARB 51, Consolidated Financial Statements. Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired.

On May 26, 2005, the shares of MTI’s common stock directly held by Warburg Pincus and Vertical were contributed to ev3 LLC in exchange for 10,804,500 and 3,004,332 common membership units (pre-split basis), respectively.  These common membership units were subsequently converted into shares of ev3 Inc. common stock in connection with the subsequent merger of ev3 LLC with and into ev3 Inc. on June 21, 2005.  MTI shares contributed by Warburg Pincus, representing a 15.7% interest in MTI, have been accounted for as a transfer of assets between entities under common control and these consolidated financial statements give effect to the contribution by

Warburg Pincus as though such contributions occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI. Shares of MTI contributed by Vertical, representing a 4.3% interest, have been accounted for under the purchase method of accounting at the date of the contribution by Vertical.  As a result, we held an approximate interest in MTI of 70.2% and 66.0% at October 2, 2005 and December 31, 2004, respectively.

The number of membership units of ev3 LLC issued in exchange for the MTI shares directly held by Warburg Pincus and Vertical was determined based on fair value.  Fair value of the MTI shares contributed was measured as the average closing price per share of MTI’s common stock on the NASDAQ National Market System for the twenty trading days from and including the date our Registration Statement with respect to our initial public offering was first filed by us with the Securities and Exchange Commission. Fair value of ev3 LLC’s equity issued in exchange for the MTI shares was based on the midpoint of the range of estimated initial public offering prices per share, after consideration of the reverse stock split (See Note 2).

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

The acquired in-process research and development charge was estimated considering an appraisal and represents the estimated fair value of the in-process projects at the date of contribution of the MTI shares.  As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful, or completed in a timely manner, we may not realize the financial benefits expected from these projects.

To the extent that investments in MTI by third party investors reduced our ownership interest, the difference between the carrying value of the interest indirectly sold by us, and the consideration paid by the third party investor is considered a change in interest transaction. We have adopted an accounting policy of recording change of interest gains or losses within equity as permitted by Staff Accounting Bulletin (“SAB”) 5H. Change of interest gains recorded in equity were $2 thousand and $151 thousand for the three and nine months ended October 2, 2005, respectively, as compared with $1.3 million and $2.1 million for the three and nine months ended October 3, 2004, respectively.

7.  Short-term investments

Short-term investments consist of debt securities of corporations, which have investment grade credit ratings.  The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Management determines the appropriate classification of our investments in securities at the time of purchase and reevaluates such determination at each balance sheet date.  As of October 2, 2005, there were no significant unrealized gains or losses related to these investments.

8.  Inventories

Inventory consists of the following (in thousands):

	October 2, 2005	December 31, 2004

Raw materials	$6,256	$6,874
Work-in-progress	1,822	1,832
Finished goods	27,650	17,481

	35,728	26,187
Inventory reserve	(3,817)	(3,687)

Inventory, net	$31,911	$22,500

9. Goodwill and Other Intangible Assets

 The changes in the carrying amount of goodwill by operating segment for the three and nine months ended October 2, 2005 were as follows (in thousands):

	Cardio Peripheral	Neuro- vascular	Total

Balance as of January 1, 2005	$73,431	$21,083	$94,514
Settlement of litigation over purchase price adjustments	(2,124)	—	(2,124)

Balance as of April 3, 2005	71,307	21,083	92,390
Goodwill related to MTI step acquisitions	—	2,066	2,066

Balance as of July 3, 2005	$71,307	$23,149	$94,456

Balance as of October 2, 2005	$71,307	$23,149	$94,456

Other intangible assets consist of the following (in thousands):

	Weighted average useful life (in years)	October 2, 2005			December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and licenses	5.0	$4,545	$(1,827)	$2,718	$3,496	$(1,655)	$1,841
Developed technology	6.0	51,472	(29,156)	22,316	47,836	(21,126)	26,710
Trademarks and tradenames	5.0	3,085	(1,535)	1,550	2,627	(1,041)	1,586
Customer relationships	5.0	6,071	(4,144)	1,927	5,177	(3,463)	1,714

Other intangible assets		$65,173	$(36,662)	$28,511	$59,136	$(27,285)	$31,851

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight line basis. Customer relationships are amortized using the double declining balance method. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether later events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization of intangibles was $2.7 million and $7.9 million for the three and nine months ended October 2, 2005, respectively, as compared to $2.4 million and $7.4 million for the three and nine months ended October 3, 2004.  The estimated amortization expense (inclusive of amortization expense already recorded for the nine months ended October 2, 2005) for the five years ending December 31 is as follows (in thousands):

2005	$10,592
2006	9,409
2007	7,140
2008	3,818
2009	1,369

10. Investments

MTI had a licensing agreement and an approximate 14% interest in Genyx Medical, Inc. («Genyx»). The carrying value of MTI’s investment in Genyx was $0 as of December 31, 2004, and MTI had no obligation to fund Genyx’s operations. In January 2005, MTI sold its interest in Genyx and recorded a gain of $3.7 million.

In connection with the 2002 sale of its investment in Enteric Medical Technologies, Inc., MTI has a right to receive certain contingent consideration.  During May 2005 and May 2004, MTI received $878 thousand and $1.7 million, respectively, based upon the achievement of certain milestones.   These receipts were recognized as additional gain on sale of investment when received by MTI.

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 2, 2005	December 31, 2004

Accrued professional services	$4,427	$3,591
Accrued clinical studies	1,765	1,580
Accrued other	5,918	8,650

Total accrued liabilities	$12,110	$13,821

12. Debt

At June 21, 2005, the closing date of our initial public offering, ev3 Endovascular had outstanding $316.0 million aggregate principal amount of demand notes plus $44.7 million of accrued and unpaid interest thereon.  These notes were payable to Warburg Pincus, our majority stockholder, and Vertical, our second largest stockholder.  Immediately prior to our initial public offering, we issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324.2 million principal amount of the demand notes and a portion of the accrued and unpaid interest thereon.  Upon successful consummation of our initial public offering, we utilized $36.5 million of the net proceeds to repay the remaining accrued and unpaid interest, reducing our debt balance to zero at June 21, 2005.

On May 6, 2005, MTI entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which will expire on May 6, 2007. Pursuant to the terms of the Loan Agreement, MTI may borrow up to the lesser of (i) $3.0 million or (ii) the sum of (a) 80% of MTI’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of MTI’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750 thousand. All outstanding amounts under the Loan Agreement bear interest at a variable rate equal to SVB’s prime rate plus 2%. The Loan Agreement also contains customary covenants regarding operations of MTI’s business and financial covenants relating to minimum tangible net worth.  As of October 2, 2005, MTI had no borrowings under the Loan Agreement.

On October 13, 2005, MTI entered into a lease for approximately 96,400 square feet of new office, research and manufacturing space.  In order to provide MTI with financing to support planned improvements and anticipated moving expenses, which are preliminarily estimated to be approximately $2.3 million, we agreed to provide MTI with an unsecured loan up to $2.3 million and ev3 Endovascular issued a $1.0 million standby irrevocable letter of credit in favor of the landlord (See Note 19).

13. Redeemable Convertible Preferred Membership Units

In connection with the merger of ev3 LLC with and into ev3 Inc., 24,040,718 Class A preferred membership units of ev3 LLC with a carrying value of $98.7 million and 41,077,336 Class B preferred membership units of ev3 LLC with a carrying value of $167.4 million were converted into common membership units of ev3 LLC, and subsequently into shares of our common stock, on a 1:1 basis.  The newly converted shares were then subject to a 1-for-6 reverse stock split (See Note 2).

Pursuant to the terms of the preferred membership units, prior to conversion they were being accreted to a redemption value, but such accretion was discontinued at the date of conversion to common stock (See Note 2).

14. Equity Based Compensation Plans

Under the ev3 Inc. 2005 Incentive Stock Plan (the “2005 Plan”), 2,000,000 shares of our common stock are available for issuance, subject to adjustment as provided in the 2005 Plan. Under the 2005 Plan, our eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights. The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant.  During the three months ended October 2, 2005, options to purchase 19,641 shares of our common stock were granted.  Upon consummation of our initial public offering, the ev3 LLC 2003 Incentive Plan was terminated with respect to options available for grant that were not granted prior to the offering.

15.  Interest (income) expense

Interest (income) expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Interest expense	$20	9,896	$12,211	$20,702
Interest (income)	(973)	(94)	(1,378)	(287)
Total interest (income) expense	$(953)	$9,802	$10,833	$20,415

16. Commitments and Contingencies

Letters of Credit

As of October 2, 2005, we had $2.7 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

Contingencies

Our acquisition agreements relating to the purchase of MitraLife, Appriva Medical, Inc. and Dendron GmbH require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved. The potential milestone payments total $25.0 million, $175.0 million and $15.0 million with respect to the MitraLife, Appriva and Dendron acquisitions, respectively, during the period of 2003 to 2009. On September 29, 2004, we sold substantially all of the assets constituting the MitraLife business to Edwards Lifesciences and are no longer pursuing commercialization of the product line acquired in the MitraLife transaction.  As of the date that we sold these assets to Edwards Lifesciences, none of the milestones set forth in our agreement with the sellers of MitraLife had been met.  We have determined that we have no current obligations in respect of these milestone payments, and we do not believe that it is likely that we will have obligations with respect to these milestones in the future.  We have determined that the first milestone with respect to the Appriva agreement was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable.  On September 27, 2005, we announced that we have decided to discontinue the development and commercialization of our PLAATO device, which is the technology we acquired in the Appriva transaction.  Although we recently had obtained conditional approval from the FDA for an investigational device exemption, or IDE, clinical trial for the PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at this time.  We continue to keep all of our options open with regard to the future of the PLAATO technology, which may include a sale or licensing of the technology to third parties.  Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter of 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement.

In connection with the acquisition of Dendron on October 4, 2002, MTI terminated the then-existing distribution agreements with substantially all of Dendron’s distributors. One such distributor has indicated its intent to pursue what it believes are its rights against MTI, however, the amount that might be sought by such distributor is unknown. MTI believes it has satisfied its obligations to all the former Dendron distributors, and, accordingly, believes that losses from future claims, if any, are not probable as defined by SFAS No. 5 “Accounting for Contingencies”.

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings.

In September 2000, Dendron, which was acquired by MTI in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany.  The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to physician customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees.  In August 2001, the court issued a written decision that EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to physician customers abroad, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages.  In September 2001, Dendron appealed the decision.  In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (MTI joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with MTI, nullity proceedings with the German Federal Patents Court against the German component of the other two patents.  The opposition proceedings with the EPO on the one patent are complete, and the EPO has rejected the opposition and has upheld the validity of the one patent.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff.  The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief.  In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent.  The patent involved is the same patent that was involved in the case before the English Patents Court discussed below and that was ruled by a Dutch court to be invalid, also discussed below.  The opposition proceedings on the patent are complete, and the EPO has rejected the opposition and has upheld the validity of the patent.  The case is under appeal and an oral hearing is scheduled to be held in the Dusseldorf Court of Appeal on March 9, 2006.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of October 2, 2005, approximately $800 thousand was recorded in accrued liabilities in our consolidated financial statements included in this report.  Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

Concurrent with its acquisition of Dendron, MTI initiated a series of legal actions related to its Sapphire coils in the Netherlands and the United Kingdom, which included a cross-border action that was heard by a Dutch court, as further described below.  The primary purpose of these actions was to assert both invalidity and non-infringement by MTI of certain patents held by others.  The range of patents at issue are held by the Regents of the University of California, with Boston Scientific Corporation subsidiaries named as exclusive licensees, collectively referred to as the «patent holders,» related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that MTI’s Sapphire coils do infringe such patents.  The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid.  Pursuant to the court’s ruling, MTI has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by MTI since September 27, 2002.  In February 2005, MTI received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.3 million as of October 2, 2005, with which MTI disagrees.  Court hearings will be held regarding these claims.  MTI has filed an appeal with the Dutch court, and believes that since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and MTI intends to continue such compliance. Because we believe that MTI has valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, Accounting for Contingencies.  However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, MTI initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that MTI’s products did not infringe this patent.  The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above.  The patent holders counterclaimed for alleged infringement by MTI. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay MTI’s costs associated with the legal action, including interest.  As a result, MTI received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 thousand based on the dates of receipt), which MTI recorded as a reduction of litigation expense upon receipt of such funds in February and March 2005.  The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by MTI in such litigation.  As a result of the interim settlement, MTI anticipates that it will no longer be involved in litigation in the United Kingdom, although no assurance can be given that no other litigation involving MTI may arise in the United Kingdom.

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

In March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents. We informed Medtronic that we disagree with its assertions, and have since had several discussions with Medtronic.  No lawsuit with respect to this matter has been filed. We also received notice from an individual claiming that he believes that our PLAATO device infringes on two of his patents.  We have informed this individual that we do not believe that our PLAATO device infringes on these patents.  We have also informed this individual of our decision to discontinue the development and commercialization of the PLAATO device.  On March 30, 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents.  This action was brought in the United States District Court for the District of Minnesota.  We have answered the complaint and intend to vigorously defend this action. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate.  The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million.  We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable.  On May 20, 2005, Michael Lesh,  as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met.  The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement.  We believe these allegations are without merit and intend to vigorously defend this action.  We filed a motion to dismiss the complaint.  A hearing is expected to be held on this motion in January 2006.  The parties have not engaged in any discovery.  On August 5, 2005, our attorneys received a letter from attorneys representing certain other sellers of Appriva stock (who are not purported to be represented in the action filed by Lesh), asking our attorneys to enter into a dialogue regarding their assertions that certain milestones should have been paid. We believe their assertions are without merit.  Failure to reach agreement with these new claimants on a resolution of our differences could lead to additional litigation on this matter.  Because these matters are in an early stage, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

On October 10, 2005, we announced that we had delivered a proposal to MTI to acquire all of the outstanding shares of common stock of MTI that we do not already own and on November 14, 2005 we announced that we and MII had entered into an Agreement and Plan of Merger with MTI. (See Note 19).  On October 11, 2005, a purported stockholder class action lawsuit related to our proposal to acquire all of the outstanding shares of common stock of our majority-owned subsidiary, Micro Therapeutics, Inc., that we do not already own, was filed in the Court of Chancery of the State of Delaware, in and for New Castle County, Delaware, naming MTI and each of its directors and ev3 Inc. as defendants.  The complaint alleges that the defendants have and are breaching their fiduciary duties to the detriment of MTI’s stockholders by, among other things, denying MTI’s public stockholders the opportunity to obtain fair value for their equity interests by proposing a transaction at an inadequate premium.  The complaint seeks the following relief: (1) certification of the lawsuit as a class action; (2) an injunction preventing the completion of the proposed transaction; (3) rescission of the proposed transaction or rescissory damages to the extent the proposed transaction is already implemented prior to final judgment; (4) compensation for the plaintiff and other members of the class for all damages sustained as a result of the defendants’ conduct; (5) directing that the defendants account to the plaintiff and other members of the class for all profits and any special benefits obtained as a result of their conduct; (6) costs and disbursements of the lawsuit, including attorneys’ fees and expenses; and (7) such other relief as the court may find just and proper.  We believe this lawsuit is without merit and plan to defend it vigorously.  Because this matter is in an early stage, we cannot estimate the possible loss or range of loss, if any, associated with the resolution.  However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

17. Segment and Geographic Information

  The following is segment and geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Segment Data
Net sales
Cardio Peripheral
Stents	$9,913	$4,772	$25,792	$14,777
Thrombectomy and embolic protection	2,949	1,748	9,410	5,683
Procedural support and other	6,981	5,528	20,690	17,320
Total Cardio Peripheral	$19,843	$12,048	$55,892	$37,780

Neurovascular
Embolic products	6,220	2,850	14,417	8,337
Neuro access and delivery products	7,437	4,756	22,413	14,686
Total Neurovascular	$13,657	$7,606	$36,830	$23,023

Total net sales	$33,500	$19,654	$92,722	$60,803

Gross Profit
Cardio peripheral	$10,343	$5,804	$29,344	$20,140
Neurovascular	9,567	4,523	24,894	13,179
Total gross profit (1)	19,910	10,327	54,238	33,319
Operating expenses	41,816	22,504	134,425	95,201
Loss from operations	$(21,906)	$(12,177)	$(80,187)	$(61,882)

(1) Gross profit for internal measurement purposes is defined as net sales less cost of goods sold excluding the amortization of intangible assets.

	October 2, 2005	December 31, 2004
Total assets
Cardio Peripheral	$255,652	$146,722
Neurovascular	58,902	65,324
Total assets	$314,554	$212,046

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Geographic Data
Net sales
United States Int	$19,081	$10,178 10	$49,141	$30,888
International	14,419	9,476	43,581	29,915
Total net sales	$33,500	$19,654	$92,722	$60,803

18. Net Loss Per Share

The following outstanding convertible preferred units of ev3 LLC, convertible demand notes, and options to purchase shares of our common stock and common membership interests of ev3 LLC were excluded from the computation of diluted net loss per share as they had an antidilutive effect.  In connection with the merger of ev3 LLC with and into ev3 Inc. immediately prior to our initial public offering, each preferred membership unit of ev3 LLC was converted into a share of ev3 Inc. common stock and each option to purchase common membership units of ev3 LLC was converted into an option to purchase an equivalent number of shares of our common stock (see Note 13).

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Convertible preferred stock class A (assuming conversion using the Contractual conversion ratio to common units)	—	4,006,786	—	4,006,786
Convertible preferred stock class B (assuming conversion using the contractual conversion ratio to common units)	—	6,846,223	—	6,846,223
Convertible demand notes (assuming conversion at stated value into common units)	—	13,389,342	—	13,389,342
Options	3,470,407	1,588,171	3,470,407	1,588,171
	3,470,407	25,830,522	3,470,407	25,830,522

19. Subsequent Events

On October 10, 2005, we announced that we had delivered a proposal to MTI to acquire all of the outstanding shares of common stock of MTI that we do not already own. We currently own approximately 70.1% of MTI’s outstanding common stock. On November 14, 2005, we and MII entered into an Agreement and Plan of Merger with MTI pursuant to which we would acquire the shares of MTI that we do not already own at an exchange ratio of 0.476289 of a share of our common stock for each outstanding share of MTI common stock. Under the terms of the merger, we would issue approximately 6.9 million new shares of our common stock, bringing our total pro forma outstanding shares to approximately 56.1 million. In addition, we would assume all of the outstanding options to purchase MTI common stock under MTI’s stock option plans.  However, there can be no assurance that this transaction will be completed on these terms or at all.  As discussed in Note 16, on October 11, 2005, a purported stockholder class action lawsuit related to our proposal to acquire all of the outstanding shares of MTI common stock, was filed in the Court of Chancery of the State of Delaware.

On October 13, 2005, MTI entered into a lease with The Irvine Company (the “Landlord”) for approximately 96,400 square feet of new office, research and manufacturing space located at 9775 Toledo Way, Irvine, CA 92618 (the “9775 Premises”).   The term of the lease is approximately five years commencing on the date that the Landlord substantially completes improvements to the 9775 Premises as set forth in the lease. The lease provides MTI with an option to extend the term of the lease for an additional six years. The basic rental amount for the 9775 Premises is initially $68 thousand per month and increases annually over the term of the lease up to a maximum of $93 thousand per month.

In order to provide MTI with financing to support the planned improvements and anticipated moving expenses, which are preliminarily estimated to be approximately $2.3 million, we agreed to provide MTI with an unsecured loan up to $2.3 million.  MTI may draw down amounts under the loan from time to time up to an aggregate of $2.3 million. The amounts drawn down under the loan will bear interest at a floating prime rate plus 2.3% and will be payable in 36 consecutive monthly installments, plus accrued interest.  In addition to the loan, ev3 Endovascular issued a $1.0 million standby irrevocable letter of credit in favor of the Landlord, to provide MTI with additional financing to support the planned improvements. The letter of credit expires on September 15, 2006, but will be automatically extended for successive one-year periods thereafter, unless LaSalle Bank N.A. notifies the parties that it does not intend to renew the letter of credit for an additional year at least 30 days prior to the expiration date, as such expiration date may be extended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition and changes in financial condition for the three and nine months ended October 2, 2005.  You should read this discussion together with the accompanying unaudited consolidated financial statements, related notes and other financial information included herein. As discussed under the heading “Forward-Looking Statements” below, the following discussion and other portions of this report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading «Risk Factors» below and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested in such forward-looking statements.

Overview

We are a global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders.  Our broad product portfolio is focused on applications in each of the three sub-markets of the endovascular device market: peripheral vascular, cardiovascular and neurovascular.  We sell over 100 products consisting of over 1,000 SKUs in these markets.  From 2000 to 2002, our investor group acquired certain of the assets in our cardio peripheral division to build the foundation of our current peripheral and cardiovascular product portfolios. During this period, our investor group also purchased certain neurovascular assets to expand our neurovascular product portfolio and, through a series of investments, obtained an indirect controlling investment in Micro Therapeutics, Inc., or MTI.  Beginning in 2002, we entered into long-term, exclusive agreements to market or distribute MTI’s full product portfolio in Europe, Japan, Canada and the major markets of Asia Pacific and Latin America.  Since our last acquisition in 2002, we have dedicated significant capital and management effort to advance our acquired technologies and broaden our product lines in order to execute our strategies.

We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and Japan and have established distribution relationships in other large international markets.  Our corporate headquarters is located in Plymouth, Minnesota and contains manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines.  MTI is headquartered in Irvine, California, which contains manufacturing, research and development, and U.S. sales operations for our neurovascular product lines.  Outside of the United States, our primary offices are located in Paris, France and Tokyo, Japan. During the three and nine months ended October 2, 2005, approximately 43.0% and 47.0% of our net sales, respectively, were generated outside of the United States, as a result of which we are sensitive to risks related to fluctuation in exchange rates, which could affect our operating results in the future.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that included a sales force of 198 direct sales representatives as of October 2, 2005 in the United States, Canada, Europe and Japan.  Direct sales representatives accounted for approximately 88.0% of our net sales during the three and the nine months ended October 2, 2005, respectively, with the balance generated by independent distributors.  In 2004, we increased our U.S. direct sales force from 44 to 82 and our Japan sales force from four to eleven.  In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system.  As a result, our costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $540.7 million at October 2, 2005.  Consequently, we have financed our operations through debt and equity offerings.  We expect to continue to generate operating losses for at least the next 12 months.

Our cash, cash equivalents and short-term investments available to fund our current operations were $106.8 million and $20.1 million at October 2, 2005 and December 31, 2004, respectively.  We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses.  We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, which we refer to collectively as Warburg Pincus, and The Vertical Group L.P. and certain of its affiliates, which we refer to collectively as Vertical.  In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses.  We invested the remaining portion of the net proceeds in short-term, investment-grade, interest bearing securities.  We expect to use these funds for general corporate purposes, which may include funding the operations of MTI.  We expect our cash balances to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money. We believe our cash, cash equivalents and short-term investments will be sufficient to meet our liquidity requirements through the end of fiscal 2006.

We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. Our broad product portfolio is focused on applications that we estimate represented an addressable worldwide endovascular market opportunity of approximately $1.6 billion in 2004. We intend to capitalize on this market opportunity by the continued introduction of new products. We intend to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with acquisitions or other external collaborations. Additionally, our growth has been, and will continue to be, impacted by our expansion into new geographic markets and the expansion of our direct sales organization in existing geographic markets.

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

MTI, our public operating subsidiary, is focused on the neurovascular market.  However, a small portion of MTI’s sales relate to products sold into the cardio peripheral market, which we classify as cardio peripheral sales in our reporting.  In addition, some of MTI’s sales are generated at a transfer price to our international sales entities where they are resold by our sales organization.  For consolidated reporting, these intercompany sales are eliminated.  As a result, our neurovascular sales will be different from the sales that MTI reports publicly.  Based on MTI’s public financial statements, approximately 42.1% of our net sales and 8.4% of our net losses during the three months ended October 2, 2005 and 41.6% of our net sales and 4.5% of our net losses during the nine months ended October 2, 2005 were attributable to MTI.

On January 28, 2005, ev3 Inc. was formed as a subsidiary of ev3 LLC.  Immediately prior to the closing of our initial public offering on June 21, 2005, ev3 LLC merged with and into ev3 Inc., and ev3 Inc. became the holding company for all of ev3 LLC’s subsidiaries.  Warburg Pincus and Vertical directly owned an aggregate of 9,704,819 shares of MTI’s common stock, or 20.0% of the outstanding shares of MTI’s common stock as of May 1, 2005. On May 26, 2005, pursuant to a contribution and exchange agreement dated as of April 4, 2005, Warburg Pincus and Vertical contributed these shares of MTI’s common stock to ev3 LLC in exchange for 10,804,500 and 3,004,332 common membership units of ev3 LLC, respectively, which were converted into 1,800,750 and 500,722 shares of our common stock, respectively, as a result of the merger described above and our one for six reverse stock split effected on June 21, 2005.  As a result of the merger described above, as of October 2, 2005, we owned 34,041,578 shares of MTI’s common stock, or 70.2% of the outstanding shares of MTI’s common stock.

As the controlling stockholder, the contribution of the MTI shares by Warburg Pincus, representing a 15.7% interest in MTI as of May 26, 2005, was accounted for as a transfer of assets between entities under common control resulting in the retention of historical based accounting.  Our consolidated financial statements included in this report give effect to the contribution of MTI shares owned by Warburg Pincus as though such contribution occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI.  The contribution of the MTI shares owned by Vertical was accounted for under the purchase method of accounting on the contribution date. As of October 2, 2005 and December 31, 2004, we owned 70.2% and 66.0% of the outstanding shares of common stock of MTI, respectively. The following results of operations data include the financial results of MTI, which we consolidate for accounting purposes but is not wholly owned. The consolidation of MTI for accounting purposes results in all of MTI’s assets and liabilities being included in our consolidated balance sheets. Although all of MTI’s assets are included in our consolidated balance sheets, not all of these assets would be available to us for distribution to our stockholders in the event of MTI’s liquidation.

Immediately prior to the consummation of our initial public offering, we completed a one-for-six reverse stock split of our outstanding common stock.  All share and per share amounts for all periods presented in this report reflect this split.

On October 10, 2005, we announced that we had delivered a proposal to MTI to acquire all of the outstanding shares of common stock of MTI that we do not already own. We currently own approximately 70.1% of MTI’s outstanding common stock. On November 14, 2005, we and MII entered into an Agreement and Plan of Merger with MTI pursuant to which we would acquire the shares of MTI that we do not already own at an exchange ratio of 0.476289 of a share of our common stock for each outstanding share of MTI common stock. Under the terms of the merger, we would issue approximately 6.9 million new shares of our common stock, bringing our total pro forma outstanding shares to approximately 56.1 million. In addition, we would assume all of the outstanding options to purchase MTI common stock under MTI’s stock option plans.

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

Cost of goods sold.    We manufacture a substantial majority of the products that we sell.  Our cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials, components and royalties and excludes amortization of intangible assets, which is presented as a separate component of operating expenses.

Sales, general and administrative expenses.    Selling and marketing expenses consist primarily of sales commissions and support costs for our global, direct distribution system and consulting expenses associated with our medical advisors, marketing costs, freight expense paid to ship products to customers and facility costs, including any costs related to closing facilities. General and administrative expenses consist primarily of salaries and benefits, compliance systems, accounting, finance, legal, information technology and human resources.

Research and development.    Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products. It also includes costs associated with design and execution of clinical trials and regulatory submissions.

Amortization of intangible assets.    Intangible assets, such as purchased completed technology, distribution channels, intellectual property, including trademarks and patents, are amortized over their estimated useful lives. Intangible assets are amortized over periods ranging from 5 to 8 years.

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

Interest (income) expense, net.    Interest (income) expense, net consists primarily of interest associated with loans from our principal investors, Warburg Pincus and Vertical, and interest income earned on investments in investment-grade, interest-bearing securities.

Minority interest in loss of subsidiary.    Minority interest in loss of subsidiary is the portion of MTI’s net losses allocated to minority stockholders.

Other (income) expense, net.    Other (income) expense, net primarily includes foreign exchange losses net of certain other expenses.

Income tax benefit.    Income tax benefit is generated in certain of our European subsidiaries. Due to our history of operating losses, we have not recorded a provision for U.S. income taxes through 2004 and the nine months ended October 2, 2005.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended			Nine Months Ended
	October 2, 2005	October 3, 2004	Percent Change	October 2, 2005	October 3, 2004	Percent Change

Net sales	$33,500	$19,654	70.4%	$92,722	$60,803	52.5%

Operating expenses
Cost of goods sold (a)	13,590	9,327	45.7%	38,484	27,484	40.0%
Sales, general and administrative (a)	30,666	24,003	27.8%	94,823	71,960	31.8%
Research and development (a)	8,436	10,577	(20.2)%	30,653	30,320	1.1%
Amortization of intangible assets	2,674	2,438	9.7%	7,877	7,416	6.2%
(Gain) loss on sale or disposal of assets, net	40	(14,514)	NM	204	(14,495)	NM
Acquired in-process research and development	—	—	NM	868	—	NM
Total operating expenses	55,406	31,831	74.1%	172,909	122,685	40.9%

Loss from operations	(21,906)	(12,177)	79.9%	(80,187)	(61,882)	29.6%

Other (income) expense:
Gain on sale of investments, net	—	—	NM	(4,611)	(1,728)	166.8%
Interest (income) expense, net	(953)	9,802	NM	10,833	20,415	(46.9)%
Minority interest in loss of subsidiary	(486)	(6,910)	(93.0)%	(1,212)	(11,982)	(89.9)%
Other (income) expense, net	(8)	213	NM	2,912	319	NM
Loss before income taxes	(20,459)	(15,282)	33.9%	(88,109)	(68,906)	27.9%
Income tax benefit	(2)	—	NM	(61)	—	NM

Net loss	(20,457)	(15,282)	33.9%	(88,048)	(68,906)	27.8%

Accretion of preferred membership units to redemption value (b)	—	5,988		12,061	17,792

Net loss attributable to common stockholders	$(20,457)	$(21,270)	(3.8)%	$(100,109)	$(86,698)	15.5%

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.42)	$(8.35)		$(4.99)	$(43.07)

Weighted average common shares outstanding	49,099,357	2,547,809		20,069,139	2,012,829

(a) Includes stock based compensation charges of:
Cost of goods sold	$198	$45	$445	$143
Sales, general and administrative	859	192	1,904	1,565
Research and development	295	179	729	577
	$1,352	$416	$3,078	$2,285

(b)         The accretion of preferred membership units to redemption value presented above is based on the rights to which the Class A and Class B preferred membership unit holders of ev3 LLC were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Notwithstanding this accretion right, in connection with the merger of ev3 LLC with and into us, each membership unit representing a preferred equity interest in ev3 LLC was converted into the right to receive one share of our common stock and did not receive any additional rights with respect to the liquidation preference.  As a result, no further accretion related to these preferred units will be recorded.

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended			Nine Months Ended
	October 2, 2005	October 3, 2004	Percent Change	October 2, 2005	October 3, 2004	Percent Change
NET SALES BY SEGMENT

Cardio Peripheral
Stents	$9,913	$4,772	107.7%	$25,792	$14,777	74.5%
Thrombectomy and embolic protection	2,949	1,748	68.7%	9,410	5,683	65.6%
Procedural support and other	6,981	5,528	26.3%	20,690	17,320	19.5%
Total Cardio Peripheral	$19,843	$12,048	64.7%	$55,892	$37,780	47.9%

Neurovascular
Embolic products	6,220	2,850	118.2%	14,417	8,337	72.9%
Neuro access and delivery products	7,437	4,756	56.4%	22,413	14,686	52.6%
Total Neurovascular	$13,657	$7,606	79.6%	$36,830	$23,023	60.0%

Total net sales	$33,500	$19,654	70.4%	$92,722	$60,803	52.5%

	Three Months Ended			Nine Months Ended
	October 2, 2005	October 3, 2004	Percent Change	October 2, 2005	October 3, 2004	Percent Change
NET SALES BY GEOGRAPHY

United States	$19,081	$10,178	87.5%	$49,141	$30,888	59.1%
International
Before foreign exchange impact	14,455	9,476	52.5%	42,667	29,915	42.6%
Foreign exchange impact	(36)	—	—	914	—	—
Total	14,419	9,476	52.2%	43,581	29,915	45.7%

Total net sales	$33,500	$19,654	70.4%	$92,722	$60,803	52.5%

Comparison of the Three Months Ended October 2, 2005 to the Three Months Ended October 3, 2004

Net sales.    Net sales increased 70.4% to $33.5 million in the three months ended October 2, 2005 compared to $19.7 million in the three months ended October 3, 2004, primarily as a result of continued unit sales growth in the 25 new product introductions since October 1, 2004 and the expansion of our distribution system. We increased our U.S. direct sales force from 44 persons at the beginning of 2004 to 82 persons at the beginning of 2005, with most of the growth occurring in the fourth quarter of 2004. The sales force expansion was primarily to support new product introductions that began in late 2004 and have continued in 2005. We introduced 19 new products in the first half of 2005 and 2 new products in the third quarter of 2005.  We expect to introduce additional new products during the remainder of the year.

Net sales of cardio peripheral products.    Net sales of our cardio peripheral products increased 64.7% to $19.8 million in the three months ended October 2, 2005 compared to $12.0 million in the three months ended October 3, 2004. This sales growth was primarily the result of new product introductions and the expansion of our U.S. direct sales force in the fourth quarter of 2004 as described above, partially offset by sales declines in older generation products. Key new product launches since the third quarter of 2004 that contributed to the sales increase for the three months ended October 2, 2005 included the Protégé stents, Primus stents, Invatec percutaneous transluminal angioplasty, or PTA, balloon catheters, the SpideRX embolic protection system, the Diver C.E. aspiration catheter and ParaMount Mini stents.

Net sales in our stent product line increased 107.7% to $9.9 million in the three months ended October 2, 2005 compared to $4.8 million in the three months ended October 3, 2004. This increase is attributable to the introduction of the Protégé, Primus and ParaMount Mini families of stents into the U.S. and international markets during the previous twelve months, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 68.7% to $2.9 million in the three months ended October 2, 2005 compared to the three months ended October 3, 2004 largely due to the introduction of the SpideRX internationally and the introduction of the X-Sizer in the United States in late 2004, partially offset by sales declines in older generation products.  Net sales in our procedural support and other product lines increased 26.3% to $7.0 million in the three months ended October 2, 2005 compared to $5.5 million in the three months ended October 3, 2004.  This increase is primarily attributable to the increase in sales of our PTA balloons which were launched early in 2005.  We expect our cardio peripheral net sales to increase during the remainder of 2005 primarily as a result of introducing several new products during the year, especially in our stent family, and continued market penetration from our recently expanded sales force.

Net sales of neurovascular products.    Net sales of our neurovascular products increased 79.6% to $13.7 million in the three months ended October 2, 2005 compared to $7.6 million in the three months ended October 3, 2004, primarily as a result of U.S. Food and Drug Administration (FDA) approval and the United States launch of the Onyx liquid embolic system for the treatment of brain arterio-venous malformations (“AVM’s”) on July 21, 2005.  Also contributing are volume increases in the NXT family of embolic coils and continued penetration by microcatheters and occlusion balloon systems. We experienced a $3.4 million, or 118.2%,  increase in net sales of our embolic products in the three months ended October 2, 2005 compared to the same period in 2004 primarily due to the July 2005 U.S. launch of the Onyx liquid embolic system for the treatment of brain AVM’s and volume increases in sales of the NXT coil family. Net sales of our neuro access and delivery products increased 56.4% to $7.4 million in the three months ended October 2, 2005 compared to the three months ended October 3, 2004 due primarily to volume increases across multiple product lines, including the Marathon microcatheter, the Echelon microcatheters, and the HyperForm and HyperGlide occlusion balloon systems.

Net sales by geography.    Net sales in the United States increased 87.5% to $19.1 million in the three months ended October 2, 2005 compared to $10.2 million in the three months ended October 3, 2004. International net sales increased 52.2% to $14.4 million in the three months ended October 2, 2005 compared to $9.5 million in the three months ended October 3, 2004 and represented 43.0% of company-wide sales in the three months ended October 2, 2005 compared to 48.2% in the three months ended October 3, 2004. The effects of currency on our international net sales in the three months ended October 2, 2005 were negligible compared to the three months ended October 3, 2004. Company-wide, 88.0% of net sales were generated by direct sales operations during the three months ended October 2, 2005 compared to 87.0% in the comparable period of 2004.  Direct sales force operations in Europe contributed $2.7 million, or 53.8%, of the total international net sales growth.

Cost of goods sold.    Cost of goods sold increased 45.7% to $13.6 million in the three months ended October 2, 2005 compared to $9.3 million in the three months ended October 3, 2004 as a result of increased sales, as discussed above. As a percentage of net sales, cost of goods sold decreased to 40.6% in the three months ended October 2, 2005 compared to 47.5% in the three months ended October 3, 2004. This decrease was primarily attributable to increased production volumes and in-house manufacturing of certain stent components.  In our cardio peripheral segment, cost of goods sold as a percentage of net sales decreased to 47.9% in the three months ended October 2, 2005 compared to 51.8% in the three months ended October 3, 2004.  This decrease was due primarily to leveraging fixed costs relative to higher sales and increased production volumes and moving the manufacturing of certain stent components in-house. In our neurovascular segment, cost of goods sold as a percentage of net sales decreased to 30.0% in the three months ended October 2, 2005 compared to 40.5% in the three months ended October 3, 2004 due primarily to leveraging fixed costs relative to higher sales and increased production volumes. We expect cost of goods sold as a percentage of net sales to continue to decline during 2005 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives.

Sales, general and administrative expense.    Sales, general and administrative expense increased 27.8% to $30.7 million in the three months ended October 2, 2005 compared to $24.0 million in the three months ended October 3, 2004. This increase was due to a $5.6 million increase in selling expenses primarily related to the increase in our U.S. direct sales force described above and an increase in expenses related to expanding our international sales presence, a $1.1 million increase in legal expenses in the cardio peripheral segment and a $500 thousand increase in general and administrative expenses, partially offset by a $500 thousand reduction in legal expenses in the neurovascular segment.  We expect sales, general and administrative expenses to continue to decline as a percentage of net sales as we believe that our current infrastructure can support a higher level of sales.

Research and development.    Research and development expense decreased 20.2% to $8.4 million in the three months ended October 2, 2005 compared to $10.6 million in the three months ended October 3, 2004. This decrease was primarily due to a $3.3 million reduction in clinical trial expenses primarily in our cardio peripheral segment, partially offset by a $1.3 million increase in product development expenses primarily in our cardio peripheral segment.  The remaining $200 thousand decrease was due to reductions in other research and development expenses. Research and development expense, as a percentage of net sales, decreased to 25.2% for the three months ended October 2, 2005 from 53.8% for the three months ended October 3, 2004.  We expect research and development spending to decline as a percentage of net sales as the enrollment in several clinical trials was completed during the third quarter of 2005.

Amortization of intangible assets.    Amortization of intangible assets increased 9.7% to $2.7 million in the three months ended October 2, 2005 compared to $2.4 million in the three months ended October 3, 2004.  This increase was primarily a result of additional amortizable intangible assets related to Vertical’s May 26, 2005 contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC and resulted in an increase in amortizable intangible assets of approximately $3.4 million.

(Gain) loss on sale or disposal of assets, net.    We incurred a loss on sale or disposal of assets of $40 thousand in the three months ended October 2, 2005.  In the three months ended October 3, 2004, we recognized a gain on sale or disposal of assets of $14.5 million resulting from the sale of intellectual property obtained in the MitraLife acquisition.

Loss from operations.    Our loss from operations increased 79.9% to $21.9 million for the three months ended October 2, 2005 compared with $12.2 million for the three months ended October 3, 2004.  Our loss from operations decreased $4.8 million, or 17.9%, from the third quarter of 2004 when considering the $14.5 million gain on sale of intellectual property, noted above, realized in the third quarter of 2004.

 Interest (income) expense, net.    We recognized interest income of $1.0 million in the three months ended October 2, 2005 related to investing the net proceeds received from our initial public offering in June 2005.  Also in connection with our initial public offering in June 2005, our demand notes were converted to common stock and are no longer incurring interest expenses.  In the three months ended October 3, 2004, we incurred interest expense, net of $9.8 million, which consisted of $5.0 million of interest expense related to the outstanding debt balance during the third quarter and a $4.8 million charge related to a beneficial conversion feature arising from the minority interests’ participation in two financings of MTI during 2004.

Minority interest in loss of subsidiary.    Minority interest in loss of subsidiary, which represents the portion of MTI’s losses allocated to minority investors, was $500 thousand in the three months ended October 2, 2005 compared to $6.9 million in the three months ended October 3, 2004. This decrease was due primarily to lower losses at MTI in the three months ended October 2, 2005 compared to the three months ended October 3, 2004.

Other (income) expense, net.   Other (income) expense, net was immaterial in the three months ended October 2, 2005 and October 3, 2004.

Income tax benefit.    We incurred a modest income tax benefit in the three months ended October 2, 2005 related to certain of our European sales offices and incurred no income tax expense or benefit in the three months ended October 3, 2004.    We recorded no income tax provision for U.S. income taxes in the three months ended October 2, 2005 or October 3, 2004 due to our history of operating losses.

Accretion of preferred membership units to redemption value.    We did not incur accretion of preferred membership units in the three months ended October 2, 2005 compared to $6.0 million in the three months ended October 3, 2004 due to the conversion of the preferred membership units into common membership units, and subsequently into shares of common stock, on June 21, 2005 in conjunction with the merger of ev3 LLC with and into us immediately prior to our initial public offering.  Accretion was discontinued upon conversion of the preferred units to common membership units on June 21, 2005.

Comparison of the Nine Months Ended October 2, 2005 to the Nine Months Ended October 3, 2004

Net sales.    Net sales increased 52.5% to $92.7 million in the nine months ended October 2, 2005 compared to $60.8 million in the nine months ended October 3, 2004, primarily as a result of new product introductions and the expansion of our distribution system during 2004. Our U.S. direct sales force was increased from 44 persons at the beginning of 2004 to 82 persons at the beginning of 2005 with most of the growth occurring in the fourth quarter of 2004. The sales force expansion was primarily to support new product introductions that began in late 2004 and continued in the first, second, and third quarters of 2005. We introduced 19 new products in the first half of 2005 and 2 new products in the third quarter of 2005.

Net sales of cardio peripheral products.    Net sales of our cardio peripheral products increased 47.9% to $55.9 million in the nine months ended October 2, 2005 compared to $37.8 million in the nine months ended October 3, 2004. This sales growth was primarily the result of new product introductions and the expansion of our U.S. sales force in the fourth quarter of 2004 as described above, partially offset by sales declines in older generation products. Key new product launches that contributed to the sales increase for the nine months ended October 2, 2005 included the Protégé stents, Primus stents, PTA balloon catheters, SpideRX embolic protection system, the X-Sizer thrombectomy catheter, the Diver C.E. aspiration catheter and ParaMount Mini stents.  Net sales in our stent product line increased 74.5% to $25.8 million in the nine months ended October 2, 2005 compared to $14.8 million in the nine months ended October 3, 2004. This increase is attributable to the introduction of the Protégé, Primus and ParaMount Mini families of stents into the U.S. and international markets during 2004, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 65.6% to $9.4 million in the nine months ended October 2, 2005 compared to the nine months ended October 3, 2004 largely due to the introduction of the SpideRX internationally and the introduction of the X-Sizer in the United States in late 2004, partially offset by sales declines in older generation products.  Net sales of our procedural support and other products increased 19.5% to $20.7 million in the nine months ended October 2, 2005 compared to the nine months ended October 3, 2004, largely due to the introduction of PTA balloon catheters in early 2005.

Net sales of neurovascular products.    Net sales of our neurovascular products increased 60.0% to $36.8 million in the nine months ended October 2, 2005 compared to $23.0 million in the nine months ended October 3, 2004, primarily as a result of volume increases in the NXT family of embolic coils and continued penetration by our microcatheters and occlusion balloon systems.   Also contributing are the United States launch and FDA approval of the Onyx liquid embolic system for the treatment of brain AVM’s on July 21, 2005 and volume increases in the Onyx embolic liquids internationally.  Net sales of our neuro access and delivery products increased 52.6% to $22.4 million in the nine months ended October 2, 2005 compared to the nine months ended October 3, 2004 largely as a result of volume increases across multiple product lines, including the Echelon microcatheters, the Marathon microcatheter, and the HyperForm and HyperGlide occlusion balloon systems.  Net sales of our embolic products increased 72.9% to $14.4 million in the nine months ended October 2, 2005 compared to the nine months ended October 3, 2004 primarily due to the July 2005 U.S. launch of the Onyx liquid embolics for the treatment of brain AVM’s, volume increases in the Onyx liquid embolics internationally and volume increases in the NXT family of embolic coils,.

Net sales by geography.    Net sales in the United States increased 59.1% to $49.1 million in the nine months ended October 2, 2005 compared to $30.9 million in the nine months ended October 3, 2004. International net sales increased 45.7% to $43.6 million in the nine months ended October 2, 2005 compared to $29.9 million in nine months ended October 3, 2004 and represented 47.0% of company-wide net sales in the nine months ended October 2, 2005 compared to 49.2% in the nine months ended October 3, 2004.  International net sales for the nine months ended October 2, 2005 include a favorable currency impact of approximately 2.1%, or $900 thousand, compared to the nine months ended October 3, 2004, principally resulting from the performance of the Euro against the U.S. dollar.   Our direct sales force operations in Europe contributed $8.5 million, or 62.0%, of the total international net sales growth, with the remainder coming from our distribution operations in the Asia Pacific markets and our direct sales force operations in Japan.  The sales growth in our international markets was primarily a result of new product introductions and increased penetration.

Cost of goods sold.    Cost of goods sold increased 40.0% to $38.5 million in the nine months ended October 2, 2005 compared to $27.5 million in the nine months ended October 3, 2004 primarily as a result of increased sales, as discussed above. As a percentage of net sales, cost of goods sold decreased to 41.5% in the nine months ended October 2, 2005 compared to 45.2% in the nine months ended October 3, 2004. This decrease was primarily attributable to initiatives in our neurovascular segment.   In our cardio peripheral segment, cost of goods sold as a percentage of net sales increased to 47.5% in the nine months ended October 2, 2005 compared to 46.7% in the nine months ended October 3, 2004, primarily due to production scrap and other start up costs related to the introduction of new products.  In our neurovascular segment, cost of goods sold as a percentage of net sales decreased to 32.4% in the nine months ended October 2, 2005 compared to 42.8% in the nine months ended October 3, 2004 due to increased production volumes.

Sales, general and administrative expense.    Sales, general and administrative expense increased 31.8% to $94.8 million in the nine months ended October 2, 2005 compared to $72.0 million in the nine months ended October 3, 2004. This increase was due to a $17.6 million increase in selling expenses primarily related to the increase in the U.S. direct sales force described above and an increase in expenses related to expanding our international sales presence, a $5.3 million increase in general and administrative expenses, a $2.4 million increase in marketing and distribution expenses and a $1.0 million increase in legal expenses in our cardio peripheral segment, partially offset by $3.4 million reduction in legal expenses in our neurovascular segment.

Research and development.    Research and development expense increased 1.1% to $30.7 million in the nine months ended October 2, 2005 compared to $30.3 million in the nine months ended October 3, 2004.  This increase was primarily due to a $2.7 million increase in product development expenses, partially offset by a $2.2 million reduction in clinical expenses related to the completion of certain clinical trials.  Research and development expenses, as a percentage of net sales, decreased to 33.1% for the nine months ended October 2, 2005 from 49.9% for the nine months ended October 3, 2004.

Amortization of intangible assets.    Amortization of intangible assets increased 6.2% to $7.9 million in the nine months ended October 2, 2005 compared to $7.4 million in the nine months ended October 3, 2004. This increase was primarily a result of additional amortizable intangible assets related to Vertical’s May 26, 2005 contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC and resulted in an increase in the amortizable intangible assets of approximately $3.4 million.

(Gain) loss on sale or disposal of assets, net.    We incurred a loss on sale or disposal of assets of $200 thousand in the nine months ended October 2, 2005.  In the nine months ended October 3, 2004, we recognized a gain on sale or disposal of assets of $14.5 million resulting from the sale of intellectual property obtained in the MitraLife acquisition.

Acquired in-process research and development.    During the nine months ended October 2, 2005, we incurred a charge of $868 thousand for acquired in-process research and development as a result of Vertical’s contribution to ev3 LLC of shares of MTI.  This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC.  For a discussion of this amount, see Note 6 to the unaudited consolidated financial statements included in this report.  We did not incur charges for acquired in-process research and development expense during the nine months ended October 3, 2004.

Gain on sale of investments, net.    Gain on sale of investments, net was $4.6 million in the nine months ended October 2, 2005 compared to $1.7 million in the nine months ended October 3, 2004. During the nine months ended October 2, 2005, we received a $3.7 million milestone payment related to the sale of our investment in Genyx Medical, Inc. and received a $900 thousand milestone payment relating to our 2002 sale of our investment in Enteric Medical Technologies, Inc.  During the nine months ended October 3, 2004, we received a $1.7 milestone payment relating to our 2002 sale of our investment in Enteric Medical Technologies, Inc.

Loss from operations.    Our loss from operations increased 29.6% to $80.2 million for the nine months ended October 2, 2005 compared with $61.9 million for the nine months ended October 3, 2004.  Our loss from operations increased $3.8 million, or 5.0%, from the nine months ended October 3, 2004 when considering the $14.5 million gain on sale of intellectual property, noted above, realized in the third quarter of 2004.

Interest (income) expense, net.    Interest (income) expense, net decreased 46.9% to $10.8 million in the nine months ended October 2, 2005 compared to $20.4 million for the nine months ended October 3, 2004.  Interest (income) expense, net decreased by $9.6 million due to several factors.  During the first nine months of 2004, we recorded a $6.8 million charge related to beneficial conversion features arising from the minority interests’ participation in two financings of MTI during 2004 which did not re-occur during 2005.  Our outstanding debt balance was converted into common stock in connection with our initial public offering in June 2005, which resulted in a $1.8 million decrease in interest expense.   We generated approximately $1.0 million of interest income during the third quarter of 2005 from investing the net proceeds of our initial public offering in June 2005.

Minority interest in loss of subsidiary.    Minority interest in loss of subsidiary, which represents the portion of MTI’s losses allocated to minority investors, was $1.2 million in the nine months ended October 2, 2005 and $12.0 million in the nine months ended October 3, 2004.  This decrease was primarily due to lower losses at MTI in the nine months ended October 2, 2005 compared to the nine months ended October 3, 2004.

Other (income) expense, net.    Other (income) expense, net was $2.9 million in the nine months ended October 2, 2005 compared to $300 thousand in the nine months ended October 3, 2004. This increase was primarily related to increases in foreign exchange losses in the nine months ended October 2, 2005 compared to the nine months ended October 3, 2004.

Income tax benefit.    We incurred a modest income tax benefit in the nine months ended October 2, 2005 related to certain of our European sales offices and incurred no income tax expense or benefit in the nine months ended October 3, 2004.  We recorded no provision for U.S. income taxes in the nine months ended October 2, 2005 or the nine months ended October 3, 2004 due to our history of operating losses.

Accretion of preferred membership units to redemption value.    Accretion of preferred membership units to redemption value decreased 32.2% to $12.1 million in the nine months ended October 2, 2005 compared to $17.8 million in the nine months ended October 3, 2004 due to the conversion of the preferred membership units into common membership units, and subsequently into shares of common stock, on June 21, 2005 in connection with the merger of ev3 LLC with and into us immediately prior to our initial public offering.   Accretion was discontinued upon conversion of the preferred units to common membership units on June 21, 2005.

Liquidity and Capital Resources

Financing history.    Since inception, we have generated significant operating losses. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $127 million, have resulted in an accumulated deficit of $540.7 million as of October 2, 2005. Historically, our liquidity needs and the liquidity needs of MTI have been met separately. In general, MTI has been funded through equity private placements and the issuance of promissory notes, while we have been funded through a series of preferred investments, the issuance of demand notes to private investors and most recently an initial public offering of our common stock.  The following provides a discussion of our liquidity and capital resources including MTI, followed by a brief discussion of the liquidity and capital resources of MTI on an independent basis.

Cash, cash equivalents and short-term investments.    As of October 2, 2005, we had cash, cash equivalents and short-term investments of $106.8 million.

Balance Sheet Data	As of October 2, 2005	As of December 31, 2004
(in thousands)

Cash and cash equivalents	$94,762	$20,131
Short term investments	12,010	—
Current assets	168,548	68,609
Total assets	314,554	212,046
Current liabilities excluding demand notes	35,999	36,025
Demand notes payable—related parties	—	299,453
Total liabilities	36,481	336,180
Preferred membership units	—	254,028
Total stockholders’ equity (deficit)	$264,744	$(394,472)

Contractual cash obligations.    At October 2, 2005, we had contractual cash obligations and commercial commitments as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)

Purchase commitments(1)	$48,267	$13,564	$34,703	$—	$—
Operating leases(2)	10,097	3,542	4,363	2,131	61

Total	$58,364	$17,106	$39,066	$2,131	$61

(1)          Represents commitments for minimum inventory purchases related to our distribution agreement with Invatec S.r.l. We do not have any other significant purchase obligations for the delivery of goods or services or other commercial commitments.

(2)          The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain office space, warehouse space, computers and vehicles. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at October 2, 2005. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, or GAAP, operating leases are not recognized in our consolidated balance sheet.

Operating activities.    Cash used in operations during the nine months ended October 2, 2005 was $74.3 million, reflecting primarily the net losses and increased working capital requirements during the period, partially offset by non-cash charges for depreciation and amortization and non-cash interest expense presented as accrued interest on notes payable. Our net loss also reflected $4.6 million of gain recognized on the sale of investments, as discussed below.  The increases in accounts receivable and inventories during the nine months ended October 2, 2005 were related to increases in sales volume during the period.  We expect that operations will continue to use cash during the remainder of 2005.

Investing activities.    Cash used in investing activities during the nine months ended October 2, 2005 was $19.8 million primarily due to the investment of $12.0 million in short-term investment-grade securities, the purchase of $9.9 million of property and equipment and a $3.7 million milestone payment related to a previous acquisition.  The net use of cash from investing activities was reduced by the receipt of $3.7 million from the sale of certain assets by Genyx Medical, Inc., in which MTI holds a minority interest, the receipt of $2.1 million in a settlement of an acquisition dispute and the receipt of a $900 thousand milestone payment related to our 2002 sale of our investment in Enteric Medical Technologies, Inc. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment.  We continue to make investments in property and equipment and expect to incur an additional $6.0 million in capital expenditures during the balance of 2005.

Financing activities.    Cash provided by financing activities was $168.8 million during the nine months ended October 2, 2005, consisting of $154.9 million of net proceeds received from the initial public offering of our common stock, inclusive of the underwriters’ exercise of their over-allotment option on July 20, 2005, and proceeds of $49.1 million from the issuance of demand notes.  These receipts were partially offset by the repayment of $36.5 million of accrued and unpaid interest on outstanding debt with a portion of the net proceeds from our initial public offering.

Other liquidity information.

On July 20, 2005, we sold 205,800 shares of common stock pursuant to the over-allotment option granted to the underwriters in connection with our initial public offering.  Net proceeds to us from this sale totaled $2.2 million, after deducting underwriting discounts and commissions and offering expenses.

On October 13, 2005, MTI entered into a lease for new office, research and manufacturing space.  In order to provide MTI with financing to support planned facility improvements and anticipated moving expenses, we agreed to provide MTI up to $2.3 million in an unsecured loan and ev3 Endovascular, Inc., our wholly owned subsidiary, has entered into a $1.0 million letter of credit with LaSalle Bank N.A., with MTI’s landlord as beneficiary.  The term of the lease is approximately five years commencing on the date that the landlord substantially completes improvements to the premises as set forth in the lease.  The lease also provides MTI an option to extend the term of the lease for an additional six years.  The basic rental amount for the leased space is initially $68 thousand per month and increases annually over the term of the lease up to a maximum of $93 thousand per month.

On October 13, 2005, we and MTI finalized the terms of the unsecured term note and MTI executed it.  Under the Note, MTI may make draw downs from time to time in an aggregate amount not to exceed $2.3 million.  Each draw down under the note will bear interest at a floating prime rate plus 2.3% and will be due and payable in 36 consecutive monthly installments of principal, each in an amount equal to the amount of such draw down divided by 36, plus accrued interest, each due and payable on the first business day of each calendar month commencing on the later of November 1, 2005 or the first day of the month following the draw down made under the note, and continuing on the first business day of each succeeding month thereafter for 36 consecutive months, at which time the unpaid amount of the draw down and all accrued and unpaid interest will be due and payable in full.  MTI has the right to prepay the outstanding principal balance and accrued and unpaid interest thereon prior to maturity, without premium or penalty.  The note evidencing the loan contains customary events of default, including, without limitation, payment defaults with cure periods, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to other agreements and certain changes of control.  For certain events of default related to insolvency and receivership, the entire outstanding unpaid principal balance of the note and all accrued and unpaid interest thereon will automatically become immediately due and payable.  In the event of other defaults by MTI, we may declare the entire outstanding unpaid principal balance of the note and all accrued and unpaid interest thereon to be immediately due and payable.  Upon an event of default, we may also exercise all rights and remedies under any other instrument, document, or agreement between MTI and us, enforce all rights and remedies under any applicable law, and offset any and all balances, credits, deposits, accounts, or monies of MTI then or thereafter with us, or any our obligations to MTI arising under any agreement or arrangement between us and MTI, against any amounts due to us from MTI arising under the note.

ev3 Endovascular has provided MTI with a $1.0 million standby irrevocable letter of credit in favor of the Landlord to provide MTI with additional financing to support MTI’s planned improvements.  The letter of credit expires on September 15, 2006, but will be automatically extended for successive one-year periods thereafter, unless LaSalle Bank N.A. notifies the parties that it does not intend to renew the letter of credit for an additional year at least 30 days prior to the expiration date, as such expiration date may be extended.

As of November 1, 2005, MTI has not drawn on the loan or letter of credit.

The acquisition agreements relating to our purchase of MitraLife, Appriva Medical, Inc. and Dendron GmbH require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved. The potential milestone payments total $25.0 million, $175.0 million and $15.0 million with respect to the MitraLife, Appriva and Dendron acquisitions, respectively, during the period of 2003 to 2009. We do not believe it is likely that we will have obligations with respect to the MitraLife milestones in the future. We have determined that the first milestone with respect to the Appriva agreement was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable.  On September 27, 2005, we announced that we have decided to discontinue the development and commercialization of our PLAATO device, which is the technology we acquired in the Appriva transaction.  Although we recently had obtained conditional approval from the FDA for an investigational device exemption, or IDE, clinical trial for the PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at this time.  We continue to keep all of our options open with regard to the future of the PLAATO technology, which may include a sale or licensing of the technology to third parties.  Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter of 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement.

Our future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and continuing acceptance of our products in the marketplace. We believe that the resources generated from our initial public offering are sufficient to meet our liquidity requirements through the end of fiscal 2006; however, if we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

On May 6, 2005, MTI entered into an asset-based credit agreement with a bank that, subject to customary covenants, can provide up to $3.0 million of cash funding based on MTI’s U.S. accounts receivable and inventory balances. The loan is collateralized by substantially all of MTI’s assets and expires in May 2007, as further described below.

MTI has received a support letter from Warburg Pincus pursuant to which Warburg Pincus has agreed to provide additional funding, up to $5.0 million, to MTI if needed to fund MTI’s operations. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds, if any, that become available from a third party lender, including amounts available under the credit facility described above, or any amounts raised in a third party financing.  We have negotiated an agreement with Warburg Pincus pursuant to which we have the first right to negotiate an investment in MTI to further fund MTI’s operations, if necessary.  Pursuant to this agreement, we have agreed with MTI to provide the unsecured loan and letter of credit described above.

In the event that we require additional working capital to fund future operations, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors, sell additional shares of stock or other equity securities. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio.  Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments, and the future course of intellectual property litigation. See Note 5 and Note 16 to our consolidated financial statements included in this report and Part II, Item 1, “Legal Proceedings” in this report.

MTI Financings and Liquidity

As of October 2, 2005, we owned 70.2% of the outstanding shares of common stock of MTI and therefore consolidated MTI under generally accepted accounting principles. Although all of MTI’s assets are included in our consolidated balance sheets, not all of these assets would be available to us or our stockholders in the event of MTI’s liquidation. Because MTI has historically funded its operations independently from us, the following is a separate discussion of MTI’s financings and liquidity on a stand-alone basis. Historically, MTI has been funded through equity private placements and the issuance of promissory notes. In three separate transactions since 2002, MTI has sold 27.5 million shares of its common stock and received approximately $68 million in net proceeds.

In addition to its operations, MTI has received cash payments from two private medical device companies in which it owned a minority equity interest.  In January 2005, MTI received $3.7 million as a result of the consummation of a sale of certain assets by Genyx Medical, Inc.  In May 2004, MTI received $1.7 million of the amounts set aside in escrow in connection with Boston Scientific’s merger with Enteric Medical Technologies, Inc.  In May 2005, MTI received $878 thousand of the remaining portion of escrowed amounts under the merger agreement.  MTI expects to receive the remaining amount of approximately $850 thousand in May 2006, provided that no claims are made by Boston Scientific against the amounts in escrow.

Cash and cash equivalents.    As of October 2, 2005, MTI had cash and cash equivalents of $3.1 million.

Operating activities.  Cash used in MTI’s operations during the nine months ended October 2, 2005 was $9.2 million, reflecting primarily its loss from operations, increases in trade receivables, inventories and prepaid expenses, net of increases  in accounts payable and accrued compensation, all of which reflect the general increase in the volume of MTI’s operations, and a decrease in accrued liabilities that reflects primarily payments of, and reductions in, MTI’s estimates of amounts payable pursuant to the consolidation of MTI’s German facility into its Irvine, California operations in late 2004, and to reductions in MTI’s estimate of amounts payable pursuant to a previously terminated distributor agreement.  We expect that MTI’s operations will continue to consume cash during a substantial portion of the remainder of 2005, and achieve a breakeven cash flow from operations in early 2006.

Investing activities.  Cash provided by investing activities during the nine months ended October 2, 2005 was $145 thousand, primarily resulting from the receipt of $3.7 million from the sale of assets of Genyx Medical, Inc, receipt of $878 thousand in connection with Boston Scientific’s merger with Enteric Medical Technologies, Inc., and the restoration to cash of certificates of deposit, aggregating $880 thousand, that had been segregated from cash balances during the period that such certificates of deposit served as collateral for bank letters of credit which expired in 2005. Cash provided by investing activities during the nine months ended October 2, 2005 was offset by a $3.75 million payment to the former Dendron stockholders and the acquisition of property and equipment and capitalized patent costs.

Cash provided by financing activities during the nine months ended October 2, 2005 was $294 thousand, consisting of proceeds from purchases of stock under MTI’s Employee Stock Purchase Plan and from the exercise of stock options.

Other liquidity information.

On May 6, 2005, MTI entered into an asset-based credit agreement with a bank that, subject to customary covenants, provides up to $3.0 million of cash funding based on MTI’s U.S. accounts receivable and inventory balances. The loan is collateralized by substantially all of MTI’s assets and expires in May 2007. In addition, MTI has received a support letter from Warburg Pincus pursuant to which Warburg Pincus has agreed to provide additional funding of up to $5.0 million to MTI, if needed, to fund MTI’s operations. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds, if any, that become available from a third party lender, including amounts available under the credit facility described above, or any amounts raised in a third party financing. We believe that MTI’s existing cash at October 2, 2005, anticipated net cash flows related to operations for the remainder of 2005 and for 2006, and the proceeds under either the credit facility or the funding commitment of Warburg Pincus, will be sufficient to fund MTI’s operations for the next twelve months. There is no assurance that any additional financing transactions will be available on terms acceptable to MTI or us, or at all, or that any financing transactions will not be dilutive to current MTI stockholders or our stockholders. There is no assurance that MTI will achieve cash flow positive operations or that, if achieved, such cash flow positive operations will be sustainable.

On October 13, 2005, MTI entered into a lease for approximately 96,400 square feet of new office, manufacturing and research facilities located in Irvine, California.  MTI expects to complete its relocation to the new facility in April 2006.  The lease for MTI’s current facility expired in September 2005, but is on a month-to-month basis until such time as MTI has completed its relocation to the new facility.  In connection with the relocation and accompanying tenant improvements, we agreed to provide MTI up to $2.3 million in an unsecured loan.  The outstanding principal amount under the loan will bear interest at a floating prime rate plus 2.3%, will be payable in 36 consecutive monthly installments, plus accrued interest, after the date MTI has drawn down such amounts.  In addition to the our loan, ev3 Endovascular, Inc. has provided MTI with a $1.0 million standby irrevocable letter of credit in favor of the landlord for the new facilities, to provide the MTI with additional financing to support the planned tenant improvements.

As of November 1, 2005, MTI has not drawn on the loan or letter of credit.

In connection with its acquisition of Dendron, MTI may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008, as described above under —Liquidity and Capital Resources—Other Liquidity Information. In addition, German taxing authorities have not audited the income tax returns of Dendron since MTI’s acquisition of Dendron in October 2002. While we believe that Dendron has made its tax filings in conformity with German tax regulations, we are unable to predict what, if any, areas of inquiry might be pursued by German tax authorities in connection with an audit in general, or specifically in connection with either MTI’s acquisition of Dendron or the subsequent closure of MTI’s German manufacturing facility or whether, or to what extent, Dendron will be subject to additional liability or tax.

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

We allow customers to return defective or damaged products for credit. Our estimate for sales returns is based upon contractual commitments and historical return experience which we analyze both by distribution channel and by geography and is recorded as a reduction of sales. Historically our return experience has been low with return rates approximating 3.0% of sales.

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

Our accounts receivable balance was $23.1 million and $19.0 million, net of accounts receivable allowances, comprised of both allowances for doubtful accounts and sales returns of $3.3 million and $2.7 million, at October 2, 2005 and December 31, 2004, respectively.

Excess and Obsolete Inventory

We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical turnover and assumptions about future demand for our products and market conditions. Our industry is characterized by regular new product development, and as such, our inventory is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold. Our reserve for excess and obsolete inventory was $3.8 million and $3.7 million at October 2, 2005 and December 31, 2004, respectively.

Valuation of Acquired In-Process Research and Development, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development (IPR&D), other identifiable intangible assets, tangible net assets and goodwill as required by U.S. GAAP. In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates that may change over time. During the nine months ended October 2, 2005, we recorded an IPR&D charge of $868 thousand related to the May 26, 2005 contribution to ev3 LLC by Vertical of certain shares of MTI directly held by Vertical.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $94.5 million at October 2, 2005 and December 31, 2004.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from 5 to 8 years. We review these intangible assets for impairment annually during our fourth fiscal quarter or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $28.5 million and $31.9 million at October 2, 2005 and December 31, 2004, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the Securities and Exchange Commission, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43, Chapter 4, which adopts wording from the International Accounting Standards Board’s, or IASB, IAS 2 Inventories in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for us beginning in 2006. Adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period and is effective for us on January 1, 2006. We have not yet determined the impact of the provisions of SFAS 123(R) on our results of operations, financial position or cash flows.

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

Risk Factors

Uncertainty related to our acquisition of all of the outstanding shares of common stock of MTI that we do not already own through a merger, litigation relating to such transaction or the failure to achieve the anticipated efficiencies and cost savings as a result of this transaction could adversely impact our business and results of operations.

On November 14, 2005, we announced that we and Micro Investment, LLC, our wholly owned subsidiary, entered into an Agreement and Plan of Merger with MTI pursuant to which we would acquire the shares of MTI that we do not already own.  Uncertainty about whether and when this transition will be completed could adversely affect our business.  Failure to complete the proposed transaction for any reason could subject us to several risks, including the following:

•                                          having incurred certain costs relating to the transaction that are payable whether or not the transaction is completed, including legal, accounting and financial advisor fees;

•                                          having had the focus of our management directed in part toward the transaction instead of solely on our core business and other opportunities that could have been beneficial to us; and

•                                          our inability to realize any of the expected benefits of having completed the transaction.

As a result, our failure to complete the transaction could negatively impact the price of our common stock and our future business and results of operations. We, MTI and each of MTI’s directors are parties to a lawsuit relating to this transaction, as described in Part II, Item 1 of this report, which could expose us and MTI to liability or impede the completion of the transaction.  In addition, even if we do complete the transaction, we may not be able to achieve the anticipated efficiencies and cost savings.

Unless otherwise indicated, the following risk factors regarding our business do not take into account our acquisition of all of the outstanding shares of common stock of MTI that we do not already own.

We have a history of operating losses and negative cash flow.

Our operations to date have consumed substantial amounts of cash, and we expect this condition to continue.  We had an accumulated deficit of $540.7 million at October 2, 2005.  Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation.  If adequate cash flow is not available to us, our business will be negatively impacted.

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

We cannot assure you that we do not infringe any patents or other proprietary rights held by third parties. In that regard, in March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents.  We informed Medtronic that we disagree with its assertions, and have since had several discussions with Medtronic.  No lawsuit with respect to this matter has been filed. We also received notice from an individual regarding our Percutaneous Left Atrial Appendage Transcatheter Occlusion device, or PLAATO®, which is designed to reduce the risk of stroke by occluding the left atrial appendage, a small pocket attached to the heart’s left upper chamber that has limited functional use and is the location of a majority of blood clots in the heart.  The individual claims that he believes our PLAATO device infringes on two of his patents.  We have informed this individual that we do not believe that our PLAATO device infringes on these patents.  We have also informed this individual of our decision to discontinue the development and commercialization of the PLAATO device.  In March 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe on certain of Boston Scientific’s patents.  Boston Scientific is seeking monetary damages from us and to enjoin us from the alleged infringement.  We have answered the complaint, and we intend to vigorously defend this action. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.  If our products were found to infringe on any proprietary rights of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products, which could in turn have a material adverse effect on our business, financial condition and results of operations. Litigation may also be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own.

We may also be subject to disputes as to the ownership of patents that we may develop with other companies.  Such disputes could result in the enjoining of sales of our products or our being required to pay commercially unreasonable licensing fees.  If this occurs, our net sales or the cost of selling the infringing product, and therefore our results of operations, would be negatively affected.

MTI is involved in several patent disputes.  Prior to MTI’s acquisition of Dendron GmbH, Dendron became involved in litigation in Europe involving patents covering certain of its products, which litigation is still active.  Concurrent with its acquisition of Dendron, MTI initiated a series of legal actions in the Netherlands and the United Kingdom with the primary purpose of asserting both invalidity and non-infringement by it of certain patents held by others with respect to detachable coils and certain delivery systems.  In addition, the patent holders against whom MTI initiated the actions in the Netherlands and the United Kingdom have initiated legal actions against MTI in the United States that allege infringement by MTI of certain patents held by them.  An adverse determination in a judicial or administrative proceeding or failure to obtain licenses, if necessary, could prevent MTI from manufacturing and selling its products, which would in turn have an adverse effect on our business and results of operations.  See Note 16 to the consolidated financial statements included in this report and Part II, Item 1, “Legal Proceedings” in this report.

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

We have relied to date principally on our manufacturing facility in Plymouth, Minnesota and our former facility in New Brighton, Minnesota, and MTI’s facility in Irvine, California.  We closed our New Brighton, Minnesota manufacturing facility in July 2005 and moved its operations to our Plymouth facility.  In addition, in October 2005,

MTI entered into a lease for new space in Irvine, California to which MTI will relocate its existing Irvine operations, including its manufacturing facility. Our Plymouth and Irvine facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace.  Our facilities may be affected by natural or man-made disasters.  In the event one of our two facilities was affected by a disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility.  In the case of a device with a pre-market approval application we may be required to obtain prior U.S. Food and Drug Administration or notified body approval of an alternate manufacturing facility, which could delay or prevent our marketing of the affected product until such approval is obtained.  Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.  It is also possible that one of our competitors could claim that our manufacturing process violates an existing patent.  If we were unsuccessful in defending such a claim, we may be forced to stop production at one or both of our manufacturing facilities in the United States and to seek alternative facilities.  Even if we are able to identify such alternative facilities, we may incur additional costs and we may experience a disruption in the supply of our products until those facilities are available.  Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore may adversely affect our net sales and results of operations.  Any disruption or delay at our manufacturing facilities could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and results of operations.

If we lose the services of our chief executive officer or other key personnel, we may not be able to manage our operations and meet our strategic objectives.

Our future success depends, in large part, on the continued service of James M. Corbett, our president and chief executive officer.  Mr. Corbett’s continuation with us is integral to our future success, based on his significant expertise and knowledge of our business and products.  Although we have key person insurance with respect to Mr. Corbett, any loss or interruption of the services of Mr. Corbett could significantly reduce our ability to effectively manage our operations and implement our strategy.  Also, we depend on the continued service of key managerial, scientific, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel, especially experienced medical device sales personnel.  We compete for such personnel with other companies, academic institutions, government entities and other organizations.  Any loss or interruption of the services of our key personnel or any employee slowdowns, strikes or similar actions could significantly reduce our ability to effectively manage our operations and meet our strategic objectives because we cannot assure you that we would be able to find appropriate replacements should the need arise.

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

In addition, the FDA and foreign regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components.  In the case of a device with a pre-market approval application, we may be required to obtain prior FDA approval of a new supplier, which could delay or prevent our access or use of such raw materials or components or our marketing of affected products until such approval is granted.  In the case of a device with clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, which we refer to as a 510(k), we may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications.  If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers and obtain any necessary FDA approvals.  Our suppliers of finished goods are also subject to regulatory inspection and scrutiny.  Any adverse regulatory finding or action against those suppliers could impact their ability to supply us goods for distribution and sale.

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

Our and MTI’s capital requirements depend on many factors, including the amount of expenditures on intellectual property and technologies, the number of clinical trials which we conduct, new product development and new product acquisition.  To the extent that our or MTI’s existing capital is insufficient to meet these requirements and cover any losses, we will need to raise additional funds through financings or borrowings or curtail our growth and reduce our assets.  From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio.  We and MTI have each historically relied on financing from Warburg Pincus and Vertical, but there can be no assurance that Warburg Pincus, Vertical or other investors will provide such financing in the future.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock.  If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.  In addition, because MTI is not our wholly owned subsidiary, our creditors are limited in their ability to satisfy their claims against us by seeking recourse to MTI’s assets, which could impair our ability to obtain financing.

We may experience conflicts of interest with MTI with respect to business opportunities and other matters.

Our neurovascular operations are comprised of our interest in and relationships with MTI.  MTI is a public company whose stock is traded on the NASDAQ National Market System.  We own 70.2% of the outstanding shares of common stock of MTI based on the number of shares outstanding as of October 2, 2005. In addition, our board of directors is comprised of seven persons, four of whom are also members of the board of directors of MTI.  These directors are James M. Corbett, Richard B. Emmitt, Dale A. Spencer and Elizabeth H. Weatherman.  Our relationships with MTI are significant elements of our business.  Under a number of agreements that we have entered into with MTI, we:

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

If additional regulatory requirements are implemented in the foreign countries in which we sell our products, the cost of developing or selling our products may increase.  For example, in Japan, new regulations became effective on April 1, 2005 which increase the regulatory and quality assurance requirements for both our manufacturing facilities and our offices located in Japan in order to obtain and maintain regulatory approval to market our products there.  We expect that these new regulations will result in higher costs and delays in securing approval to market our products in Japan. In addition, we depend on our distributors outside the United States in seeking regulatory approval to market our devices in other countries and we are therefore dependent on persons outside of our direct control to secure such approvals.  For example, we are highly dependent on distributors in emerging markets such as China and Brazil for regulatory submissions and approvals and do not have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters.  If our distributors fail to obtain the required approvals or do not do so in a timely manner, our net sales from our international operations and our results of operations may be adversely affected.

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

Several of our products are in the early stages of development.  Some of our products only recently emerged from clinical trials and others have not yet reached the clinical trial stage.  Our currently ongoing clinical trials include the CREATE trial designed to evaluate the use of our SpideRX Embolic Protection Devices and our Protégé Self-Expanding Stent System in carotid artery stenting procedures in patients who are high risk candidates for carotid endarterectomy.  We cannot assure you that we will be successful in reaching the endpoints in these trials or, if we do, that the FDA or other regulatory agencies will accept the results and approve the devices for sale.  Further, we continually evaluate the potential financial benefits and costs of our clinical trials and the products being evaluated in them.  If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical trial and/or the development of a product.  For example, in September 2005, we decided to discontinue the development and commercialization of our PLAATO device, which is designed to reduce the risk of stroke by occluding the left atrial appendage in the heart.  Although we recently had obtained conditional approval from the FDA for an investigational device exemption, or IDE, clinical trial for our PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at this time.

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

We derive a significant portion of our net sales from operations in international markets.  For the nine months ended October 2, 2005 and October 3, 2004, 47.0% and 49.2% of our net sales, respectively, were derived from our international operations.  Our international distribution system consists of eight direct sales offices and approximately 50 stocking distribution partners. In addition, we purchase some components and products on the international market.  The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance.  We recently reviewed our trade control practices as part of our ongoing commitment to further enhance our compliance policies and procedures.  As part of this review, we identified instances in which we may have incorrectly reported information about certain shipments imported into the United States and Europe.  We have disclosed these potential reporting errors to customs regulators in the countries of importation in the United States and Europe, and while we believe that no monies are owed to any government as a result of these potential reporting errors other than processing fees of a nonmaterial amount, we may incur penalties, additional fees, interest and duty payments if the customs regulators disagree with our assessment.  Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting.  Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

Because the majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported net sales and earnings are subject to fluctuations in foreign exchange rates.  Our international net sales were favorably affected by the impact of foreign currency fluctuations totaling $914 thousand in the nine months ended October 2, 2005 and $1.9 million in the nine months ended October 3, 2004.  However, we cannot assure you that we will benefit from the impact of foreign currency fluctuations in the future and foreign currency fluctuations in the future may adversely affect our net sales and earnings.  At present, we do not engage in hedging transactions to protect against uncertainly in future exchange rates between particular foreign currencies and the U.S. dollar.

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

On May 20, 2005, Michael Lesh,  as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva  stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants,  breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met.   The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement.  We believe these allegations are without merit and intend to vigorously defend this action.  On August 5, 2005, our attorneys received a letter from attorneys representing certain other sellers of Appriva stock (who are not purported to be represented in the action filed by Lesh), asking our attorneys to enter into a dialogue regarding their assertions that certain milestone payments should have been made. We believe their assertions are without merit. On September 27, 2005, we announced our decision to discontinue the development and commercialization of our PLAATO device, which is the technology we acquired in the Appriva transaction.  While we do not believe that it is likely that we will have obligations with respect to the first or other milestones, as discussed above, it is possible that the former sellers of Appriva stock could disagree and make a claim for such payments.  The defense and resolution of the currently outstanding litigation filed by Lesh regarding the first milestone payment, the failure to reach agreement with the new claimants on a resolution of our differences, or any similar dispute or other future litigation regarding the Appriva transaction milestone payments could be costly and negatively impact our cash flow from operations, as well as divert our management’s time and attention away from our business.

We rely on our independent sales distributors and sales associates to market and sell our products outside of the United States, Canada, Europe and Japan.

Sales of our products in locations outside of the United States, Canada, Europe and Japan represented 12% and 15% of our net sales in the nine months ended October 2, 2005 and October 3, 2004, respectively.  Our success outside of the United States, Canada, Europe and Japan depends largely upon marketing arrangements with independent sales distributors and sales associates, in particular their sales and service expertise and relationships with the customers in the marketplace.  Independent distributors and sales associates may terminate their relationship with us, or devote insufficient sales efforts to our products.  We do not control our independent distributors and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States, Canada, Europe and Japan initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries.  Our failure to maintain our existing relationships with our independent distributors and sales associates outside of the United States, Canada, Europe and Japan, or our failure to recruit and retain additional skilled independent sales distributors and sales associates in these locations, could have an adverse effect on our operations.  We have experienced turnover with some of our independent distributors in the past that has adversely affected our short-term financial results while we transitioned to new independent distributors.  Similar occurrences could happen in the future.

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

On October 13, 2005, MTI entered into a lease for approximately 96,400 square feet of new office, manufacturing and research facilities located in Irvine, California.  MTI expects to occupy the new facilities and vacate its existing facilities in Irvine in April 2006.  MTI’s new facilities, which include expanded manufacturing capacity compared to its current facilities, will need to be qualified by regulatory agencies, including the FDA, prior to MTI being able to manufacture products.  If MTI is not able to complete its relocation or regulatory qualification of its new facility in a timely manner, the production of our neurovascular products may be delayed and our net sales and business could be materially adversely affected.

Our business, net sales and results of operations may suffer if we do not pass the required regulatory inspections for our new locations for manufacturing peripheral stents and our neurovascular products.

We closed our New Brighton, Minnesota manufacturing facility in July 2005 and are currently in the process of integrating our manufacturing operations formerly located in New Brighton, Minnesota, where we manufactured our peripheral stent product line, with our manufacturing operations in Plymouth, Minnesota.  In addition, MTI intends to relocate its existing Irvine, California operations, including its manufacturing facility for our neurovascular products, to the new space it has leased in Irvine.  We will be required to pass regulatory inspections of the FDA, and possibly other regulatory agencies of countries in which we sell our products, in connection with the new manufacturing operations in Plymouth and Irvine.  If we do not pass these inspections or do not pass them on our expected schedule, we may not have sufficient inventory of various products, which may result in a backlog of orders, customer dissatisfaction and a reduction in sales. Consequently, our business, net sales and results of operations may suffer.  In addition, we are required to submit a pre-market approval supplement application to the FDA for approval of the change in manufacturing facilities for any devices marketed under a pre-market approval application. If we do not obtain timely approval of any required supplement application, our business, net sales and results of operations may also be negatively impacted.

One of our families of products generates a large portion of our net sales. Our net sales and business prospects would be adversely affected if sales of this product were to decline.

We are dependent on our Protégé GPS family of stents, which generated more than 10% of our net sales in fiscal 2004 and more than 15% of our net sales in the nine months ended October 2, 2005.  If our Protégé GPS stents were to no longer be available for sale in any key market because of regulatory, intellectual property or any other reason, our net sales from these products and from products that typically constitute ancillary purchases would significantly decline.  A significant decline in our net sales could also negatively impact our product development activities and therefore our business prospects.

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

As the owner of a controlling interest in MTI, we consolidate the financial results of MTI in our consolidated financial statements.  MTI accounted for a material portion of our net sales and gross profit in each of the nine months ended October 2, 2005 and October 3, 2004.  As a result, our ability to report our financial results, produce our consolidated financial statements and file required reports with the Securities and Exchange Commission, or the SEC, in a timely manner will require MTI to provide us with its financial results and financial statements in a timely manner.  If MTI fails to timely produce its financial results and financial statements, we may not be able to report our financial results or comply with SEC reporting requirements.  In addition, if the officers of MTI are not able to make the certifications required under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and SEC rules, our officers may not be able to make their required certifications.  As a result, we may be subject to SEC enforcement action and civil litigation, and our stock price may decline.

If we become profitable, we cannot assure you that our net operating losses will be available to reduce our tax liability.

Our ability to use, or the amount of, our net operating losses, may be limited or reduced.  The businesses purchased by us in 2001 and 2002 experienced “ownership changes” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended.  Generally, a change of more than 50 percentage points in the ownership of a company’s shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change, and these ownership changes limit our ability to use the acquired company’s net operating losses.  Furthermore, the number of shares of our common stock issued in our initial public offering may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change.  As a result, our ability to use our existing net operating losses that are not currently subject to limitation to offset U.S. federal taxable income if we become profitable may also become subject to substantial limitations.  Further, the amount of our net operating losses could be reduced if any tax deductions taken by us are limited or disallowed by the Internal Revenue Service.  All of these limitations could potentially result in increased future tax liability for us.

One of our principal stockholders and its affiliates will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

As of November 1, 2005, Warburg Pincus beneficially owned approximately 76% of our outstanding common stock.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

As a result of Warburg Pincus’ share ownership and representation on our board of directors, Warburg Pincus is able to influence all affairs and actions of our company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of our principal stockholder may differ from the interests of the other stockholders.  For example, Warburg Pincus could oppose a third party offer to acquire us that our other stockholders might consider attractive, and the third party may not be able or willing to proceed unless Warburg Pincus supports the offer.  In addition, if our board of directors supports a transaction requiring an amendment to our certificate of incorporation, Warburg Pincus is currently in a position to defeat any required stockholder approval of the proposed amendment.  If our board of directors supports an acquisition of us by means of a merger or a similar transaction, the vote of Warburg Pincus alone is currently sufficient to approve or block the transaction under Delaware law. In each of these cases and in similar situations, you may disagree with Warburg Pincus as to whether the action opposed or supported by Warburg Pincus is in the best interest of our stockholders.

Certain of our principal stockholders may have conflicts of interests with our other stockholders or us in the future.

Certain of our principal stockholders, including Warburg Pincus, may make investments in companies and from time to time acquire and hold interests in businesses that compete directly or indirectly with us.  These other investments may:

•                                          create competing financial demands on our principal stockholders;

•                                          create potential conflicts of interest; and

•                                          require efforts consistent with applicable law to keep the other businesses separate from our operations.

These principal stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  Furthermore, these principal stockholders may have an interest in our company pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our stockholders.  In addition, these principal stockholders’ rights to vote or dispose of equity interests in our company are not subject to restrictions in favor of our company other than as may be required by applicable law.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable.  For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 100 million shares of “blank check” preferred stock.  Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock.  With these rights, preferred stockholders could make it more difficult for a third party to acquire us.  In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with approximately one third of the directors coming up for reelection each year.  Having a staggered board makes it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act.  These requirements may place a strain on our personnel, systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ National Market System, have required changes in our corporate governance practices.  These rules and regulations have increased our legal and financial compliance costs significantly and make some activities more time-consuming and costly.  For example, in anticipation of becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures.  In addition, we incur additional costs associated with our public company reporting requirements.  We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we identify another material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

In connection with their audits of our consolidated financial statements for the years ended December 31, 2003 and 2004, our independent registered public accounting firm reported two conditions, which together constituted a material weakness in the internal controls over our ability to produce financial statements free from material misstatements.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our independent registered public accounting firm reported to us that we did not have a sufficient number of senior level financial personnel, and our controls over non-routine transactions did not ensure that accounting considerations were identified and appropriately recorded.  These two conditions, in combination, constituted a material weakness in our internal control over financial reporting.

Our management and audit committee agreed that the conditions identified by our independent registered public accounting firm constituted a material weakness.   We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel.  On an interim basis, we engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources.  These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees.  Effective April 2005, we hired a new chief financial officer, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies.  We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting.  Our controller oversees external reporting with assistance from a newly promoted senior analyst.  Our prior controller, who has been with us for approximately four years, has become our Director of International Finance.  In May 2005, we added an additional senior staff level accounting position.   With the addition of these individuals, we believe that we have sufficient, skilled personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements.  We have also engaged a consulting firm to assist us in assessing our internal control over financial reporting and remediating any control deficiencies. As a result of these measures, we have concluded that the material weakness that existed in our internal control over financial reporting has been fully remediated as of October 2, 2005. However, we will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.

We cannot be certain that additional material weaknesses in our internal control over financial reporting will not be discovered in the future.  Any failure to remediate any future material weaknesses or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements.  Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act become applicable to us, which depending upon whether we qualify as an “accelerated filer” under the Exchange Act rules could be as early as our annual report on Form 10-K for the year ending December 31, 2006 to be filed in early 2007.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could cause our stock price to decline.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the NASDAQ National Market System, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  We will be evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accountants to attest to, our internal control over financial reporting.  We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  While we anticipate being able to fully implement the requirements of Section 404 by our December 31, 2006 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the NASDAQ National Market System.  This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline.  In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and the NASDAQ National Market System.  If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  In the three and nine months ended October 2, 2005, approximately 32% and 36%, respectively, of our net sales were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future.  Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure.  We, therefore, believe that the risk of a significant impact on our operating income from foreign currency fluctuations is minimal.  However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase.  In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect.  If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 68% of our net sales denominated in foreign currencies in both the three and nine months ended October 2, 2005, were derived from European Union countries and were denominated in the Euro.  Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro.  Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro.  Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements.  We recorded a $77 thousand foreign currency transaction gain and $3.0 million foreign currency transaction loss in the three and nine months ended October 2, 2005, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars.  We do not currently hedge our exposure to foreign currency exchange rate fluctuations.  We may, however, hedge such exposure to foreign currency exchange rates in the future.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel.  On an interim basis, we engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources.  These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees.  We hired a new chief financial officer, effective April 2005, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies.  We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting.  Our controller oversees external reporting with assistance from a newly promoted senior analyst.  Our prior controller, who has been with us for approximately four years, has become our Director of International Finance.  In May 2005, we added an additional senior staff level accounting position.   With the addition of these individuals, we believe that we have sufficient, skilled personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements.  We have also engaged a consulting firm to assist us in assessing our internal control over financial reporting and remediating any control deficiencies.  As a result of these measures, we have concluded that the material weakness that existed in our internal controls over financial reporting has been fully remediated as of October 2, 2005. However, we will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.

Except as described above, there was no change in our internal control over financial reporting that occurred during our quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings.

In September 2000, Dendron, which was acquired by MTI in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany.  The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices within Germany and selling from Germany to physician customers abroad, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees.  In August 2001, the court issued a written decision that EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from selling the devices within Germany and from Germany to physician customers abroad, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages.  In September 2001, Dendron appealed the decision.  In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (MTI joined Dendron in this action in connection with its acquisition of Dendron), and by filing, with MTI, nullity proceedings with the German Federal Patents Court against the German component of the other two patents.  The opposition proceedings with the EPO on the one patent are complete, and the EPO has rejected the opposition and has upheld the validity of the one patent.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff.  The complaint was filed in the District Court of Dusseldorf,

Germany seeking additional monetary and injunctive relief.  In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent.  The patent involved is the same patent that was involved in the case before the English Patents Court discussed below and that was ruled by a Dutch court to be invalid, also discussed below.  The opposition proceedings on the patent are complete, and the EPO has rejected the opposition and has upheld the validity of the patent.  The case is under appeal and an oral hearing is scheduled to be held in the Dusseldorf Court of Appeal on March 9, 2006.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of October 2, 2005, approximately $800 thousand was recorded  in accrued liabilities in our consolidated financial statements included in this report.  Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

Concurrent with its acquisition of Dendron, MTI initiated a series of legal actions related to its Sapphire coils in the Netherlands and the United Kingdom, which included a cross-border action that was heard by a Dutch court, as further described below.  The primary purpose of these actions was to assert both invalidity and non-infringement by MTI of certain patents held by others.  The range of patents at issue are held by the Regents of the University of California, with Boston Scientific Corporation subsidiaries named as exclusive licensees, collectively referred to as the «patent holders,» related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that MTI’s Sapphire coils do infringe such patents.  The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid.  Pursuant to the court’s ruling, MTI has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by MTI since September 27, 2002.  In February 2005, MTI received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.3 million as of October 2, 2005, with which MTI disagrees.  Court hearings will be held regarding these claims.  MTI has filed an appeal with the Dutch court, and believes that since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and MTI intends to continue such compliance. Because we believe that MTI has valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, Accounting for Contingencies.  However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, MTI initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that MTI’s products did not infringe this patent.  The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above.  The patent holders counterclaimed for alleged infringement by MTI. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay MTI’s costs associated with the legal action, including interest.  As a result, MTI received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 thousand based on the dates of receipt), which MTI recorded as a reduction of litigation expense upon receipt of such funds in February and March 2005.  The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by MTI in such litigation.  As a result of the interim settlement, MTI anticipates that it will no longer be involved in litigation in the United Kingdom, although no assurance can be given that no other litigation involving MTI may arise in the United Kingdom.

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

In March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents. We informed Medtronic that we disagree with its assertions, and have since had several discussions with Medtronic.  No lawsuit with respect to this matter has been filed. We also received notice from an individual claiming that he believes that our PLAATO device infringes on two of his patents.  We have informed this individual that we do not believe that our PLAATO device infringes on these patents.  We have also informed this individual of our decision to discontinue the development and commercialization of the PLAATO device.  On March 30, 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents.  This action was brought in the United States District Court for the District of Minnesota.  We have answered the complaint and intend to vigorously defend this action. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million.  We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and  purporting to represent certain  other sellers of Appriva  stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement.  We believe these allegations are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint.  A hearing is expected to be held on  this motion in January 2006. The parties have not engaged in any discovery.  On August 5, 2005, our attorneys received a letter from attorneys representing certain other sellers of Appriva stock (who are not purported to be represented in the action filed by Lesh), asking our attorneys to enter into a dialogue regarding their assertions that certain milestones should have been paid. We believe their assertions are without merit. Failure to reach agreement with these new claimants on a resolution of our differences could lead to additional litigation on this matter.  Because these matters are in an early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

On October 11, 2005, a purported stockholder class action lawsuit related to our proposal to acquire all of the outstanding shares of common stock of our majority-owned subsidiary, Micro Therapeutics, Inc., that we do not already own, was filed in the Court of Chancery of the State of Delaware, in and for New Castle County, Delaware, naming MTI and each of its directors and ev3 as defendants.  The complaint alleges that the defendants have and are breaching their fiduciary duties to the detriment of MTI’s stockholders by, among other things, denying MTI’s public stockholders the opportunity to obtain fair value for their equity interests by proposing a transaction at an inadequate premium.  The complaint seeks the following relief: (1) certification of the lawsuit as a class action; (2) an injunction preventing the completion of the proposed transaction; (3) rescission of the proposed transaction or rescissory damages to the extent the proposed transaction is already implemented prior to final judgment; (4) compensation for the plaintiff and other members of the class for all damages sustained as a result of the defendants’ conduct; (5) directing that the defendants account to the plaintiff and other members of the class for all profits and any special benefits obtained as a result of their conduct; (6) costs and disbursements of the lawsuit, including attorneys’ fees and expenses; and (7) such other relief as the court may find just and proper.  ev3 believes this lawsuit is without merit and plans to defend it vigorously.  Because this matter  is in an early stage, we cannot estimate the possible loss or range of loss, if any, associated with the resolution.  However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We issued 31,500 shares of our common stock to various current and former employees during the quarter ended October 2, 2005 pursuant to the exercise of options to purchase shares of our common stock under the ev3 LLC 2003 incentive plan.  Except for these issuances, there were no other unregistered sales by us of our equity securities during the quarter ended October 2, 2005.

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

Use of Proceeds

On June 15, 2005, our registration statement on Form S-1 (Registration No. 333-123851) was declared effective.  Our initial public offering resulted in gross proceeds to us of $167.6 million.  Expenses related to the initial public offering were as follows:  approximately $8.4 million for underwriting discounts and commissions and approximately $4.2 million for other expenses, for total expenses of approximately $12.6 million.  None of the offering expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates.  All of the offering expenses were paid to others.

After deduction of offering expenses, we received net proceeds of approximately $154.9 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option.  As of October 2, 2005, the proceeds from our initial public offering and available cash were used as follows:  $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on the demand notes, $18.9 million for general corporate purposes and the remaining net proceeds were invested in short-term, investment-grade, interest bearing securities.  We cannot predict whether the proceeds will yield a favorable return. Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg Pincus, which is our majority stockholder, and Vertical, which is one of our stockholders, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.

We expect to use the remaining $99.5 million in net proceeds from our initial public offering for general corporate purposes, which may include funding the operations of MTI.  We do not currently have any more specific plans with respect to the use of these net proceeds.  Our management has broad discretion as to the use of the net proceeds.  While we have no present understandings, commitments or agreements to enter into any potential acquisitions, we may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business.  As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended October 2, 2005, and our board of directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Bylaws of ev3 Inc. (Incorporated by reference to Exhibit 3.3 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348))
10.1	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (Incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348))
10.2	Lease Agreement dated August 22, 2005 between Liberty Property Limited Partnership and ev3 Inc. (Filed herewith)
10.3	Form of Non-Statutory Option Grant Notice under ev3 Inc. 2005 Incentive Stock Plan (Filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

November 15, 2005	ev3 Inc.

	By:	/s/ James M. Corbett
James M. Corbett
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Chief Financial Officer and Treasurer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of ev3 Inc.	Incorporated by reference to Exhibit 3.3 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348)
10.1	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348)
10.2	Lease Agreement dated August 22, 2005 between Liberty Property Limited Partnership and ev3 Inc.	Filed herewith.
10.3	Form of Non-Statutory Option Grant Notice under ev3 Inc. 2005 Incentive Stock Plan	Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.