Form 10-Q/A
period 2005-07-03
ev3 Inc.
filed 2006-02-24
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .

Commission file number:  0-51348

ev3 Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0138874
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

9600 54th Avenue North, Suite 100
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

ev3 Inc.

FORM 10-Q

For the Quarterly Period Ended July 3, 2005

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (the “Original Form 10-Q”) of ev3 Inc. (the “Company”) is to restate the Company’s consolidated statement of cash flows for the six months ended July 3, 2005 included in the Original Form 10-Q, as filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2005 (the “Original Filing Date”). On February 20, 2006, the Company’s management and Audit Committee of the Board of Directors determined that the Company’s consolidated statement of cash flows for the six months ended July 3, 2005 required restatement to correct an error in the classification of a $36.5 million payment by the Company of accrued interest on the Company’s demand notes payable in conjunction with the completion of the Company’s initial public offering on June 21, 2005. The interest payment was reported as a cash out-flow under “financing activities” and should have been reported as a cash out-flow under “operating activities” under generally accepted accounting principles. The restatement does not affect the net change in cash for the six months ended July 3, 2005 and has no impact on the Company’s consolidated balance sheet as of July 3, 2005, the consolidated statement of operations and related net loss per common share attributable to common stockholders for the three and six months ended July 3, 2005 or the reported changes in stockholders’ equity (deficit) for the three and six months ended July 3, 2005. See Note 2 in the notes to the consolidated financial statements for further information relating to the restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Form 10-Q, in each case solely as a result of, and to reflect the restatement, and no other information in the Original Form 10-Q is amended hereby. Except for the restatement, the foregoing items have not been updated to reflect other events occurring after the Original Filing Date or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the Original Filing Date, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 or will be addressed in any reports filed with the SEC subsequent to the date of this filing. Concurrently with the filing of this Form 10-Q/A, the Company is filing Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

TABLE OF CONTENTS

Description

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Balance Sheets as of July 3, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations for the three months and six months ended July 3, 2005 and July 4, 2004 (unaudited)

Consolidated Statements of Cash Flows for the six months ended July 3, 2005 and July 4, 2004 (unaudited)

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

PART I:   FINANCIAL INFORMATION

ITEM I:       FINANCIAL STATEMENTS

ev3 Inc.

COMBINED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	July 3, 2005	December 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$128,399	$20,131
Accounts receivable, less allowance of $3,233 and $2,694, respectively	22,128	18,956
Inventories	28,219	22,500
Prepaid expenses and other assets	6,030	4,576
Other receivables	2,549	2,446
Total current assets	187,325	68,609

Restricted cash	3,074	2,638
Property and equipment, net	13,030	9,130
Goodwill	94,456	94,514
Other intangible assets, net	30,844	31,851
Other assets	4,017	5,304
Total assets	$332,746	$212,046

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$11,703	$8,931
Accrued compensation and benefits	11,176	9,523
Accrued liabilities	14,300	13,821
Accrued acquisition consideration	—	3,750
Total current liabilities	37,179	36,025

Demand notes payable — related parties	—	299,453
Other long-term liabilities	561	702
Total liabilities	37,740	336,180

Commitments and contingencies	—	—

Class A preferred membership units: stated value $3.56; 24,040,718 units authorized; issued and outstanding: zero and 24,040,718, respectively	—	95,105
Class B preferred membership units: stated value $3.56; 41,077,336 units authorized; issued and outstanding: zero and 41,077,336, respectively	—	158,923

Minority interest	13,754	16,310

Stockholders’ equity (deficit)

Members’ capital	—	47,927
Common stock: $0.01 par value; 100,000,000 shares authorized; issued and outstanding: 48,910,654 and zero, respectively	489	—
Additional paid in capital	801,252	—
Accumulated deficit	(520,208)	(440,705)
Accumulated other comprehensive loss	(281)	(1,694)
Total stockholders’ equity (deficit)	281,252	(394,472)
Total liabilities and stockholders’ equity (deficit)	$332,746	$212,046

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Net sales	$31,540	$20,569	$59,222	$41,149

Operating expenses
Cost of goods sold (a)	12,785	9,368	24,894	18,157
Sales, general and administrative (a)	32,297	23,520	64,157	47,957
Research and development (a)	11,891	10,589	22,217	19,743
Amortization of intangible assets	2,548	2,447	5,203	4,978
(Gain) loss on sale or disposal of assets, net	111	(1)	164	19
Acquired in-process research and development	868	—	868	—
Total operating expenses	60,500	45,923	117,503	90,854

Loss from operations	(28,960)	(25,354)	(58,281)	(49,705)

Other (income) expense:
Gain on sale of investments, net	(878)	(1,728)	(4,611)	(1,728)
Interest expense, net	6,078	4,458	11,786	10,613
Minority interest in loss of subsidiary	(705)	(1,315)	(726)	(5,072)
Other expense, net	1,828	206	2,920	106
Loss before income taxes	(35,283)	(26,975)	(67,650)	(53,624)

Income tax benefit	(61)	—	(59)	—

Net loss	(35,222)	(26,975)	(67,591)	(53,624)

Accretion of preferred membership units to redemption value	5,635	5,869	12,061	11,804

Net loss attributable to common shareholders	$(40,857)	$(32,844)	$(79,652)	$(65,428)

Net loss per common share attributed to common shareholders (basic and diluted) (b)	$(4.60)	$(18.29)	$(13.95)	$(37.36)

Weighted average common shares outstanding (b)	8,877,898	1,795,745	5,711,852	1,751,092

(a) Includes stock based compensation charges of:
Cost of goods sold	$135	$47	$247	$98
Sales, general and administrative	591	206	1,045	1,373
Research and development	189	182	434	398
	$915	$435	$1,726	$1,869

(b) Net loss per common share attributable to common shareholders reflects the June 21, 2005 1-for-6 reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	July 3, 2005	July 4, 2004
	RESTATED
Operating activities
Net loss	$(67,591)	$(53,624)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,340	6,990
Provision for bad debts	327	278
Provision for inventory obsolescence	1,156	264
Acquired in-process research and development	868	—
Loss on disposal of assets	157	19
Amortization of beneficial conversion feature and non-cash interest expense	—	1,857
Gain on sale of investment	(4,611)	(1,728)
Stock compensation expense	1,726	1,869
Minority interest in loss of subsidiary	(726)	(5,072)
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	(3,965)	(3,847)
Inventories	(6,980)	(4,534)
Prepaids and other assets	102	(667)
Accounts payable	3,024	3,672
Accrued expenses and other liabilities	2,509	292
Change in accrued interest on demand notes payable	(24,319)	8,752
Net cash used in operating activities	(90,983)	(45,479)
Investing activities
Purchase of property and equipment	(6,119)	(1,483)
Purchase of patents and licenses	(982)	(571)
Proceeds from sale of property and equipment	8	—
Proceeds from sale of investments	4,611	1,728
Acquisitions, net of cash acquired	(1,626)	(3,750)
Change in restricted cash	(221)	(31)
Other	894	—
Net cash used in investing activities	(3,435)	(4,107)
Financing activities
Issuance of demand notes payable	49,100	30,840
Proceeds from issuance of notes payable, net of costs	—	21,008
Proceeds from exercise of stock options	660	79
Proceeds from issuance of subsidiary stock to minority shareholders	227	178
Proceeds from initial public offering, net	152,713	—
Other	—	(827)
Net cash provided by financing activities	202,700	51,278

Effect of exchange rate changes on cash	(14)	(8)
Net increase in cash and cash equivalents	108,268	1,684

Cash and cash equivalents, beginning of year	20,131	23,625
Cash and cash equivalents, end of year	$128,399	$25,309

Supplemental disclosure of non-cash activities:
Assets acquired in conjunction with MTI step acquisition (see Note 6)	$7,536	$—
Contribution of demand notes payable upon initial public offering (see Note 11)	$324,230	$—
Preferred membership units converted to common stock upon initial public offering (see Note 12)	$266,089	$—

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

Restatement

In the course of finalizing the Company’s consolidated financial statements for the fiscal year ended December 31, 2005, the Company determined that its consolidated statement of cash flows for the six months ended July 3, 2005 should be restated to correct an error in the classification of a $36.5 million payment by the Company of accrued interest on the Company’s demand notes payable made by the Company in conjunction with the completion of the Company’s initial public offering on June 21, 2005. The interest payment was reported as a cash out-flow under “financing activities” and should have been reported as a cash out-flow under “operating activities” under generally accepted accounting principles. The restatement does not affect the net change in cash for the six months ended July 3, 2005 and has no impact on the Company’s consolidated balance sheet as of July 3, 2005, the consolidated statement of operations and the related net loss per common share attributable to common stockholders for the three and six months ended July 3, 2005 or the reported changes in stockholders’ equity (deficit) for the three and six months ended July 3, 2005.

A summary of the effects of the restatement on the Company’s consolidated statement of cash flows for the six months ended July 3, 2005 is as follows (in thousands):

	Six Months Ended July 3, 2005
	As Reported	As Restated
	(in thousands)
Operating activities:
Accrued interest on notes payable	$12,156	—
Change in accrued interest on demand notes payable	—	$(24,319)

Net cash used in operating activities	(54,508)	(90,983)

Investing activities:
Net cash used in investing activities	(3,435)	(3,435)

Financing activities:
Payments on demand notes payable	(36,475)	—
Net cash provided by financing activities	166,225	202,700

Effect of exchange rate changes on cash	(14)	(14)

Net increase in cash and cash equivalents	108,268	108,268

Cash and cash equivalents, beginning of year	20,131	20,131

Cash and cash equivalents, end of period	$128,399	$128,399

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

The following summarizes the changes in stockholders’ equity (deficit) since December 31, 2004:

(in thousands, except unit and share amounts)

						Accumulated
					Additional	Other		Total
		Members’	Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Units	Capital	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance January 1, 2005	15,293,490	$47,927	—	$—	$—	$(1,694)	$(440,705)	$(394,472)
Accretion of preferred membership units	—	—	—	—	—	—	(6,426)	(6,426)
Compensation expense on unit options	—	796	—	—	—	—	—	796
Exercise of unit options	495,809	651	—	—	—	—	—	651
Comprehensive loss:
Net loss						—	(32,369)	(32,369)
Cumulative translation adjustment						770	—	770
Comprehensive loss:						770	(32,369)	(31,599)
Balance April 3, 2005	15,789,299	$49,374	—	$—	$—	$(924)	$(479,500)	$(431,050)
Accretion of preferred membership units	—	—	—	—	—	—	(5,635)	(5,635)
Compensation expense on unit/stock options	—	513	—	—	409	—	—	922
Exercise of unit options	6,331	9	—	—	—	—	—	9
Members’ contribution	3,004,332	8,404	—	—	—	—	—	8,404
Conversion of preferred / common membership units	(18,799,962)	(58,300)	83,918,016	839	323,550	—	—	266,089

						Accumulated
					Additional	Other		Total
		Members’	Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Units	Capital	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
1-for-6 reverse common stock split	—	—	(69,931,666)	(699)	699	—	—	—
Contribution of demand notes	—	—	23,159,304	231	323,999	—	—	324,230
Common stock issued in conjunction with initial public offering	—	—	11,765,000	118	152,595	—	—	152,713
Comprehensive loss:
Net loss						—	(35,222)	(35,222)
Cumulative translation adjustment						643	—	643
Gain on change in ownership % of MTI						—	149	149
Comprehensive loss:						643	(35,073)	(34,430)
Balance July 3, 2005	—	$—	48,910,654	$489	$801,252	$(281)	$(520,208)	$281,252

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

7. Inventories

 Inventory consists of the following (in thousands):

	July 3, 2005	December 31, 2004

Raw materials	$6,826	$6,874
Work-in-progress	1,859	1,832
Finished goods	23,128	17,481

	31,813	26,187
Inventory reserve	(3,594)	(3,687)

Inventory, net	$28,219	$22,500

8. Goodwill and Other Intangible Assets

 The changes in the carrying amount of goodwill by operating segment for the three and six months ended July 3, 2005 were as follows (in thousands):

	Cardio Peripheral	Neuro- vascular	Total
Balance as of January 1, 2005	$73,431	$21,083	$94,514
Settlement of litigation over purchase price adjustments	(2,124)	—	(2,124)

Balance as of April 3, 2005	71,307	21,083	92,390
Goodwill related to MTI step acquisitions	—	2,066	2,066

Balance as of July 3, 2005	$71,307	$23,149	$94,456

Other intangible assets consist of the following (in thousands):

		July 3, 2005			December 31, 2004
	Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and licenses	5.0	$4,189	$(1,762)	$2,427	$3,496	$(1,655)	$1,841
Developed technology	6.0	51,472	(26,986)	24,486	47,836	(21,126)	26,710
Trademarks and tradenames	5.0	3,085	(1,358)	1,727	2,627	(1,041)	1,586
Customer relationships	5.0	6,071	(3,867)	2,204	5,177	(3,463)	1,714
Other intangible assets		$64,817	$(33,973)	$30,844	$59,136	$(27,285)	$31,851

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

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 3, 2005	December 31, 2004

Accrued professional services	$2,903	$3,591
Accrued clinical studies	2,899	1,580
Office closure	1,919	2,698
Accrued other	6,589	5,952

Total accrued liabilities	$14,300	$13,821

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

Restatement

As discussed in Note 2 to our consolidated financial statements, in the course of finalizing our consolidated financial statements for the fiscal year ended December 31, 2005, we determined that our consolidated statement of cash flows for the six months ended July 3, 2005 should be restated to correct an error in the classification of a $36.5 million payment of accrued interest on our demand notes payable made by us in conjunction with the completion of our initial public offering on June 21, 2005. The interest payment was reported as a cash out-flow under “financing activities” and should have been reported as a cash out-flow under “operating activities” under generally accepted accounting principles. The restatement does not affect the net change in cash for the six months ended July 3, 2005 and has no impact on our consolidated balance sheet as of July 3, 2005, the consolidated statement of operations and the related net loss per common share attributable to common stockholders for the three and six months ended July 3, 2005 or the reported changes in stockholders’ equity (deficit) for the three and six months ended July 3, 2005. The “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect this restatement.

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

MTI, our public operating subsidiary, is focused on the neurovascular market. However, a small portion of MTI’s sales relate to products sold into the cardio peripheral market, which we classify as cardio peripheral sales in our reporting. In addition, some of MTI’s sales are generated at a transfer price to our international sales entities where they are resold by our sales organization. For consolidated reporting, these intercompany sales are eliminated. As a result, the neurovascular sales we report will be different from the sales that MTI reports publicly. Based on MTI’s public financial statements, approximately 41.5% of our net sales and 6.2% of our net losses during the three months ended July 3, 2005 and 41.3% of our net sales and 3.3% of our net losses during the six months ended July 3, 2005 were attributable to MTI.

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

22

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

Operating activities.   Cash used in operations during the six months ended July 3, 2005 was $91.0 million, reflecting primarily the net losses during the period and the change in accrued interest resulting from our repayment of $36.5 million of accrued and unpaid interest on demand notes payable in conjunction with the completion of our initial public offering on June 21, 2005. This usage was partially offset by non-cash charges for depreciation and amortization and non-cash interest expense presented as accrued interest on notes payable. Our net loss also reflected $4.6 million of gain recognized on the sale of investments, as discussed below. The increases in accounts receivable and inventories during the six months ended July 3, 2005 are related to increases in sales volume during the period and building inventory in preparation for new product launches. We expect that operations will continue to consume cash during the remainder of 2005.

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

Financing activities.   Cash provided by financing activities was $202.7 million during the six months ended July 3, 2005, consisting of $152.8 million of net proceeds received from our initial public offering in June 2005 and proceeds of $49.1 million from the issuance of demand notes.

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

We derive a significant portion of our net sales from operations in international markets. For the six months ended July 3, 2005 and July 4, 2004, 49.2% and  49.7% of our net sales, respectively, were derived from our international operations. Our international distribution system consists of eight direct sales offices and approximately 50 stocking distribution partners. In addition, we purchase some components and products on the international market. The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance. We are reviewing our trade control practices as part of our ongoing commitment to further enhance our compliance policies and procedures. As part of this review, we have identified instances in which we may have incorrectly reported information about certain shipments imported into the United States and Europe. While we believe that no monies are owed to any government as a result of these potential reporting errors other than processing fees of a nonmaterial amount, we may incur penalties, additional fees, interest and duty payments if the customs regulators disagree with our assessment. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act. These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we are unable to successfully address the material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

As of July 3, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated statement of cash flows. Specifically, we incorrectly reported an interest payment on demand notes payable as a financing cash out-flow instead of an operating cash out-flow, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended July 3, 2005 and the quarter ended October 2, 2005. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our operating and financing cash flows in our consolidated financial statements that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of July 3, 2005. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Although we are taking steps to remediate the material weakness, we cannot assure that this control deficiency will not result in a misstatement in the future. These steps include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with generally accepted accounting principles.

In connection with their audits of our consolidated financial statements for the years ended December 31, 2003 and 2004, our independent registered public accounting firm reported two conditions, which together constituted a material weakness in our internal control over financial reporting regarding our ability to produce financial statements free from material misstatements. Our independent registered public accounting firm reported to us that we did not have a sufficient number of senior level financial personnel, and our controls over non-routine transactions did not ensure that accounting considerations were identified and appropriately recorded. These two conditions, in combination, constituted a material weakness in our internal control over financial reporting.

Our management and audit committee agreed that the conditions identified by our independent registered public accounting firm in their audits of the consolidated financial statements for the years ended December 31, 2003 and 2004 constituted a material weakness. We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel. On an interim basis, we engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources. These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees. During the six months ended July 3, 2005, we hired a new chief financial officer, effective April 2005, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies. We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting. The controller oversees external reporting with assistance from a newly promoted senior analyst. Our prior controller, who has been with us for approximately four years, has become our Director of International Finance. In May 2005, we added an additional senior staff level accounting position. With the addition of these individuals, we believe that we have a sufficient number of skilled personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements. We have also engaged a consulting firm to assist us in assessing our internal control over financial reporting and remediating any control deficiencies. We will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.

We have had only limited operating experience with the remedial measures we have made to date to correct the material weaknesses described above and we cannot provide assurance that the measures we have taken to date or any future measures will adequately remediate the material weaknesses described above. In addition, we cannot be certain that additional material weaknesses in our internal control over financial reporting will not be discovered in the future. Any failure to remediate the material weaknesses described above or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in additional material misstatements in our consolidated financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act become applicable to us beginning with our annual report on Form 10-K for the year ending December 31, 2006 to be filed in early 2007. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could cause our stock price to decline.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q/A. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement of our consolidated statement of cash flows for the six months ended July 3, 2005 described in Item 1, Note 2 of this Form 10-Q/A. Based on this evaluation and because of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this quarterly report on Form 10-Q/A. To address the material weaknesses described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this Form 10-Q/A. Accordingly, our management has concluded that the financial statements included in this  Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of July 3, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated statement of cash flows. Specifically, we incorrectly reported an interest payment on demand notes payable as a financing cash out-flow instead of an operating cash out-flow, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended July 3, 2005 and the quarter ended October 2, 2005. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our operating and financing cash flows in our consolidated financial statements that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of July 3, 2005.

In connection with their audits of our consolidated financial statements for the years ended December 31, 2003 and 2004, our independent registered public accounting firm reported two conditions, which together constitute a material weakness in our internal control over financial reporting regarding our ability to produce financial statements free from material misstatements. Our independent registered public accounting firm reported to our Board of Directors that we did not have a sufficient number of senior level financial personnel, and our controls over non-routine transactions did not ensure that accounting considerations are identified and appropriately recorded. These two conditions, in combination, constituted a material weakness in our internal control over financial reporting.

We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel. On an interim basis, we engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources. These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees. During the six months ended July 3, 2005, we hired a new chief financial officer, effective April 2005, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies. We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting. The controller oversees external reporting with assistance from a newly promoted senior analyst. Our prior controller, who has been with us for approximately four years, has become our Director of International Finance. In May 2005, we added an additional senior staff level accounting position. With the addition of these individuals, we believe that we have a sufficient number of skilled  personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements. We have also engaged a consulting firm to assist us in assessing our internal control over financial reporting and remediating any control deficiencies. We will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant. However, given the lack of tenure of these individuals with our company, we will need additional time in order to demonstrate that we have adequately remediated the material weakness identified by our independent registered public accounting firm in connection with their audits of our consolidated financial statements for the years ended December 31, 2003 and 2004 as described in the preceding paragraph.

Except as described above, there was no change in our internal control over financial reporting that occurred during our quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

Management is taking steps to remediate the material weakness in our internal control over financial reporting relating to the presentation of our cash flows. These steps include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with generally accepted accounting principles. Management believes the additional control procedures designed, and when implemented will fully remediate this material weakness. Although we are not certain when the material weakness will be fully remediated, we will need a period of time over which to demonstrate that these controls are functioning appropriately to conclude that we have adequately remediated the material weakness.

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
2.1

Agreement and Plan of Merger, dated as of April 4, 2005, by and between ev3 LLC and ev3 Inc. (Incorporated by reference to Exhibit 2.1 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005)

2.2

Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto, ev3 LLC, ev3 Inc. and Micro Therapeutics, Inc. (Incorporated by reference to Exhibit 2.2 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005)

2.3

Note Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the noteholders listed on Schedule I thereto and ev3 Inc. (Incorporated by reference to Exhibit 2.3 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005)

3.1

Amended and Restated Certificate of Incorporation of ev3 Inc. (Incorporated by reference to Exhibit 3.1 to ev3’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on June 14, 2005)

3.2

Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc. (Incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K (File No. 000-51348), filed with the Securities and Exchange Commission on June 27, 2005)

3.3

Amended and Restated Bylaws of ev3 Inc. (Incorporated by reference to Exhibit 3.3 to ev3’s Quarterly Report on Form 10-Q (File No. 000-51348), filed with the Securities and Exchange Commission on August 17, 2005)

4.1

Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on June 2, 2005)

4.2

Registration Rights Agreement, dated as of June 21, 2005, by and among ev3 Inc., Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other investors party thereto. (Incorporated by reference to Exhibit 4.2 to ev3’s Quarterly Report on Form 10-Q (File No. 000-51348), filed with the Securities and Exchange Commission on August 17, 2005)

10.1

Underwriting Agreement, dated as of June 16, 2005, by and among ev3 Inc., Piper Jaffray & Co., Banc of America Securities LLC and Dale A. Spencer (Incorporated by reference to Exhibit 10.1 to ev3’s Quarterly Report on Form 10-Q (File No. 000-51348), filed with the Securities and Exchange Commission on August 17, 2005)

10.2

Corporate Opportunity Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto and ev3 Inc. (Incorporated by reference to Exhibit 10.32 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005)

10.3	First Amendment to Amended and Restated Sales Representative Agreement, dated April 6, 2005,

Exhibit No.	Description

by and between Micro Therapeutics, Inc. and ev3 International, Inc. (Incorporated by reference to Exhibit 10.52 to Micro Therapeutics’ Current Report on Form 8-K (File No. 000-06523), filed with the Securities and Exchange Commission on April 7, 2005)

10.4

ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (Incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q (File No. 000-51348), filed with the Securities and Exchange Commission on August 17, 2005)

10.5

Loan and Security Agreement, dated May 6, 2005, by and between Micro Therapeutics, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.56 to Micro Therapeutics’ Current Report on Form 8-K (File No. 000-06523), filed with the Securities and Exchange Commission on May 10, 2005)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 to be signed on its behalf by the undersigned, hereunto duly authorized.

February 24, 2006	ev3 Inc.

	By:	/s/ James M. Corbett
James M. Corbett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of April 4, 2005, by and between ev3 LLC and ev3 Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005
2.2	Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto, ev3 LLC, ev3 Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 2.2 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005
2.3	Note Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the noteholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 2.3 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005
3.1	Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 3.1 to ev3’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on June 14, 2005
3.2	Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K (File No. 000-51348), filed with the Securities and Exchange Commission on June 27, 2005
3.3	Amended and Restated Bylaws of ev3 Inc.	Incorporated by reference to Exhibit 3.3 to ev3’s Quarterly Report on Form 10-Q (File No. 000-51348), filed with the Securities and Exchange Commission on August 17, 2005
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on June 2, 2005
4.2

Registration Rights Agreement, dated as of June 21, 2005, by and among ev3 Inc., Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other investors party thereto

Incorporated by reference to Exhibit 4.2 to ev3’s Quarterly Report on Form 10-Q (File No. 000-51348), filed with the Securities and Exchange Commission on August 17, 2005
10.1	Underwriting Agreement, dated as of June 16, 2005, by and among ev3 Inc., Piper Jaffray & Co., Banc of America	Incorporated by reference to Exhibit 10.1 to ev3’s Quarterly Report on

Exhibit No.	Description	Method of Filing
	Securities LLC and Dale A. Spencer	Form 10-Q (File No. 000-51348), filed with the Securities and Exchange Commission on August 17, 2005
10.2	Corporate Opportunity Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 10.32 to ev3’s Registration Statement on Form S-1 (File No. 333-123851), filed with the Securities and Exchange Commission on April 5, 2005
10.3	First Amendment to Amended and Restated Sales Representative Agreement, dated April 6, 2005, by and between Micro Therapeutics, Inc. and ev3 International, Inc.	Incorporated by reference to Exhibit 10.52 to Micro Therapeutics’ Current Report on Form 8-K (File No. 000-06523), filed with the Securities and Exchange Commission on April 7, 2005
10.4	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q (File No. 000-51348), filed with the Securities and Exchange Commission on August 17, 2005
10.5	Loan and Security Agreement, dated May 6, 2005, by and between Micro Therapeutics, Inc. and Silicon Valley Bank	Incorporated by reference to Exhibit 10.56 to Micro Therapeutics’ Current Report on Form 8-K (File No. 000-06523), filed with the Securities and Exchange Commission on May 10, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.