Form 10-Q/A
period 2005-10-02
ev3 Inc.
filed 2006-02-24
CIK 1318310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission file number:  000-51348

ev3 Inc.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	32-0138874
incorporation or organization)	(IRS Employer Identification Number)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (the “Original Form 10-Q”) of ev3 Inc. (the “Company”) is to restate the Company’s consolidated statement of cash flows for the nine months ended October 2, 2005 included in the Original Form 10-Q, as filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2005 (the “Original Filing Date”).  On February 20, 2006, the Company’s management and Audit Committee of the Board of Directors determined that the Company’s consolidated statement of cash flows for the nine months ended October 2, 2005 required restatement to correct an error in the classification of a $36.5 million payment by the Company of accrued interest on the Company’s demand notes payable made in conjunction with the completion of the Company’s initial public offering on June 21, 2005.  The interest payment was reported as a cash out-flow under “financing activities” and should have been reported as a cash out-flow under “operating activities” under generally accepted accounting principles.  The restatement does not affect the net change in cash for the nine months ended October 2, 2005 and has no impact on the Company’s consolidated balance sheet as of October 2, 2005, the consolidated statement of operations and related net loss per common share attributable to common stockholders for the three and nine months ended October 2, 2005 or the reported changes in stockholders’ equity (deficit) for the three and nine months ended October 2, 2005. See Note 2 in the notes to the consolidated financial statements for further information relating to the restatement.

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

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the Original Filing Date, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.  Other events occurring after the filing of the Original Form 10-Q or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.  Concurrently with the filing of this Form 10-Q/A, the Company is filing Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended July 3, 2005.

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

PART I:   FINANCIAL INFORMATION

ITEM I:       FINANCIAL STATEMENTS

ev3 Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(unaudited)

	October 2, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$94,762	$20,131
Short-term investments	12,010	—
Accounts receivable, less allowance of $3,342 and $2,694, respectively	23,132	18,956
Inventories	31,911	22,500
Prepaid expenses and other assets	5,784	4,576
Other receivables	949	2,446
Total current assets	168,548	68,609

Restricted cash	3,363	2,638
Property and equipment, net	15,816	9,130
Goodwill	94,456	94,514
Other intangible assets, net	28,511	31,851
Other assets	3,860	5,304
Total assets	$314,554	$212,046

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$10,967	$8,931
Accrued compensation and benefits	12,922	9,523
Accrued liabilities	12,110	13,821
Accrued acquisition consideration	—	3,750
Total current liabilities	35,999	36,025

Demand notes payable-related parties	—	299,453
Other long-term liabilities	482	702
Total liabilities	36,481	336,180

Commitments and contingencies	—	—

Class A preferred membership units: stated value $3.56; 24,040,718 units authorized; issued and outstanding: zero and 24,040,718, respectively	—	95,105
Class B preferred membership units: stated value $3.56; 41,077,336 units authorized; issued and outstanding: zero and 41,077,336, respectively	—	158,923

Minority interest	13,329	16,310

Stockholders’ equity (deficit)

Members’ capital	—	47,927
Common stock: $0.01 par value; 100,000,000 shares authorized; issued and outstanding: 49,147,954 and zero, respectively	491	—
Additional paid in capital	805,086	—
Accumulated deficit	(540,663)	(440,705)
Accumulated other comprehensive loss	(170)	(1,694)
Total stockholders’ equity (deficit)	264,744	(394,472)
Total liabilities and stockholders’ equity (deficit)	$314,554	$212,046

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

ev3 Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

(unaudited)

	Nine Months Ended
	October 2, 2005	October 3, 2004
	RESTATED
Operating activities
Net loss	$(88,048)	$(68,906)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,790	10,416
Provision for bad debts	393	1,179
Provision for inventory obsolescence	1,775	1,416
Acquired in-process research and development	868	—
(Gain) loss on disposal of assets	217	(14,493)
Amortization of beneficial conversion feature and non-cash interest expense	—	6,778
Gain on sale of investments	(4,611)	(1,728)
Stock compensation expense	3,078	2,285
Minority interest in loss of subsidiary	(1,212)	(11,982)
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Accounts receivable	(5,854)	(3,389)
Inventories	(11,318)	(7,050)
Prepaids and other assets	2,474	(5,424)
Accounts payable	3,012	389
Accrued expenses and other liabilities	1,984	2,710
Change in accrued interest on demand notes payable	(24,319)	13,660
Net cash used in operating activities	(110,771)	(74,139)

Investing activities
Purchase of short-term investments	(12,010)	—
Purchase of property and equipment	(9,913)	(2,033)
Purchase of patents and licenses	(1,150)	(1,094)
Proceeds from sale of assets	8	10,278
Proceeds from sale of investments	4,611	1,728
Acquisitions, net of cash acquired	(1,626)	(3,750)
Change in restricted cash	(527)	(208)
Other	840	—
Net cash (used in) provided by investing activities	(19,767)	4,921

Financing activities
Issuance of demand notes payable	49,100	59,314
Proceeds from issuance of notes payable, net of costs	—	21,008
Proceeds from exercise of stock options	931	79
Proceeds from issuance of subsidiary stock to minority shareholders	294	178
Proceeds from initial public offering, net	154,946	—
Other	—	(1,187)
Net cash provided by financing activities	205,271	79,392

Effect of exchange rate changes on cash	(102)	(75)
Net increase in cash and cash equivalents	74,631	10,099
Cash and cash equivalents, beginning of year	20,131	23,625
Cash and cash equivalents, end of year	$94,762	$33,724

Supplemental disclosure of non-cash activities:

Assets acquired in conjunction with MTI step acquisition (see Note 6)	$7,536	$—
Contribution of demand notes payable upon initial public offering (see Note 12)	$324,230	$—
Preferred membership units converted to common stock upon initial public offering (see Note 13)	$266,089	$—

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

We hold ownership interests directly in two companies: ev3 Endovascular, Inc. (“ev3 Endovascular”) and Micro Investment, LLC (“MII”), a holding company that owns a controlling interest in Micro Therapeutics, Inc. (“MTI”), a publicly traded operating company. Our majority equity holder, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (collectively “Warburg Pincus”), owns a majority, controlling interest in us. We are organized in two business segments: cardio peripheral and neurovascular. We manage our business and reports our operations internally and externally on this basis. Our cardio peripheral segment contains products that are used in both cardiovascular and peripheral vascular procedures by cardiologists, radiologists, vascular surgeons and other endovascular specialists. Our neurovascular segment contains products that are used primarily by neuro-radiologists and neurosurgeons for neurovascular procedures.

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

Restatement

In the course of finalizing our consolidated financial statements for the fiscal year ended December 31, 2005, we determined that our consolidated statement of cash flows for the nine months ended October 2, 2005 should be restated to correct an error in the classification of a $36.5 million payment by us of accrued interest on our demand notes payable made in conjunction with the completion of our initial public offering on June 21, 2005.  The interest payment was reported as a cash out-flow under “financing activities” and should have been reported as a cash out-flow under “operating activities” under generally accepted accounting principles. The restatement does not affect the net change in cash for the nine months ended October 2, 2005 and has no impact on our consolidated balance sheet as of October 2, 2005, the consolidated statement of operations and the related net loss per common share attributable to common stockholders for the three and nine months ended October 2, 2005 or the reported changes in stockholders’ equity (deficit) for the three and nine months ended October 2, 2005.

A summary of the effects of the restatement on our consolidated statement of cash flows for the nine months ended October 2, 2005 is as follows (in thousands):

	Nine Months Ended October 2, 2005
	As Reported	As Restated
	(in thousands)

Operating activities:
Accrued interest on notes payable	$12,156	—
Change in accrued interest on demand notes payable	—	$(24,319)
Net cash used in operating activities	(74,296)	(110,771)

Investing activities:
Net cash used in investing activities	(19,767)	(19,767)

Financing activities:
Payments on demand notes payable	(36,475)	—
Net cash provided by financing activities	168,796	$205,271

Effect of exchange rate changes on cash	(102)	(102)

Net increase in cash and cash equivalents	74,631	74,631

Cash and cash equivalents, beginning of year	20,131	20,131

Cash and cash equivalents, end of period	$94,762	$94,762

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

The following summarizes the changes in stockholders’ equity (deficit) since December 31, 2004:

(in thousands, except unit and share amounts)

						Accumulated Other Comprehensive Income (Loss)
					Additional Paid In Capital			Total Stockholders’ Deficit
		Members’ Capital	Common Stock				Accumulated Deficit
	Units		Shares	Amount
Balance January 1, 2005	15,293,490	$47,927	—	$—	$—	$(1,694)	$(440,705)	$(394,472)
Accretion of preferred membership units	—	—	—	—	—	—	(6,426)	(6,426)
Compensation expense on unit options	—	796	—	—	—	—	—	796
Exercise of unit options	495,809	651	—	—	—	—	—	651
Comprehensive loss:
Net loss						—	(32,369)	(32,369)
Cumulative translation adjustment						770	—	770
Comprehensive loss:						770	(32,369)	(31,599)
Balance April 3, 2005	15,789,299	$49,374	—	$—	$—	$(924)	$(479,500)	$(431,050)
Accretion of preferred membership units	—	—	—	—	—	—	(5,635)	(5,635)
Compensation expense on unit/stock options	—	513	—	—	409	—	—	922
Exercise of unit options	6,331	9	—	—	—	—	—	9
Members’ contribution	3,004,332	$8,404	—	$—	$—	$—	$—	$8,404
Conversion of preferred / common membership units	(18,799,962)	(58,300)	83,918,016	839	323,550	—	—	266,089
1-for-6 reverse common stock split	—	—	(69,931,666)	(699)	699	—	—	—
Contribution of demand notes	—	—	23,159,304	231	323,999	—	—	324,230
Common stock issued in conjunction with initial public offering	—	—	11,765,000	118	152,595	—	—	152,713
Comprehensive loss:
Net loss						—	(35,222)	(35,222)
Cumulative translation adjustment						643	—	643
Gain on change in ownership % of MTI						—	149	149
Comprehensive loss:						643	(35,073)	(34,430)
Balance July 3, 2005	—	$—	48,910,654	$489	$801,252	$(281)	$(520,208)	$281,252
Compensation expense on stock options	—	—	—	—	1,352	—	—	1,352
Common stock issued in conjunction with initial public offering (over-allotment)	—	—	205,800	2	2,231	—	—	2,233
Exercise of unit options	—	—	31,500	—	251	—	—	251
Comprehensive loss:
Net loss						—	(20,457)	(20,457)
Cumulative translation adjustment						111	—	111
Gain on change in ownership % of MTI						—	2	2
Comprehensive loss:						111	(20,455)	(20,344)
Balance October 2, 2005	—	$—	49,147,954	$491	$805,086	$(170)	$(540,663)	$264,744

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

Restatement

As discussed in Note 2 to our consolidated financial statements, in the course of finalizing our consolidated financial statements for the fiscal year ended December 31, 2005, we determined that our consolidated statement of cash flows for the nine months ended October 2, 2005 should be restated to correct an error in the classification of a $36.5 million payment of accrued interest on our demand notes payable made in conjunction with the completion of our initial public offering on June 21, 2005.  The interest payment was reported as a cash out-flow under “financing activities” and should have been reported as a cash out-flow under “operating activities” under generally accepted accounting principles. The restatement does not affect the net change in cash for the nine months ended October 2, 2005 and has no impact on our consolidated balance sheet as of October 2, 2005, the consolidated statement of operations and the related net loss per common share attributable to common stockholders for the three and nine months ended October 2, 2005 or the reported changes in stockholders’ equity (deficit) for the three and nine months ended October 2, 2005. The “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect this restatement.

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

Operating activities.    Cash used in operations during the nine months ended October 2, 2005 was $110.8 million, reflecting primarily the net losses, the change in accrued interest resulting from our repayment of $36.5 million of accrued and unpaid interest on demand notes payable in conjunction with the completion of our initial public offering on June 21, 2005, and increased working capital requirements during the period.  This usage was partially offset by non-cash charges for depreciation and amortization. Our net loss also reflected $4.6 million of gain recognized on the sale of investments, as discussed below.  The increases in accounts receivable and inventories during the nine months ended October 2, 2005 were related to increases in sales volume during the period.  The change in accrued interest is related to our repayment of $36.5 million of accrued and unpaid interest on demand notes payable.  We expect that operations will continue to use cash during the remainder of 2005.

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

Financing activities.    Cash provided by financing activities was $205.2 million during the nine months ended October 2, 2005, consisting of $154.9 million of net proceeds received from the initial public offering of our common stock, inclusive of the underwriters’ exercise of their over-allotment option on July 20, 2005, and proceeds of $49.1 million from the issuance of demand notes.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act.  These requirements may place a strain on our personnel, systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of October 2, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated statement of cash flows. Specifically, we incorrectly reported an interest payment on demand notes payable as a financing cash out-flow instead of an operating cash out-flow in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended July 3, 2005 and the quarter ended October 2, 2005.  Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our operating and financing cash flows in our consolidated financial statements that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of October 2, 2005.  A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Although we are taking steps to remediate the material weakness, we cannot assure that this control deficiency will not result in a misstatement in the future.  These steps include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with generally accepted accounting principles.

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

Our management and audit committee agreed that the conditions identified by our independent registered public accounting firm in their audits of the consolidated financial statements for the years ended December 31, 2003 and 2004 constituted a material weakness.   We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel.  On an interim basis, we engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources.  These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees.  Effective April 2005, we hired a new chief financial officer, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies.  We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting.  Our controller oversees external reporting with assistance from a newly promoted senior analyst.  Our prior controller, who has been with us for approximately four years, has become our Director of International Finance.  In May 2005, we added an additional senior staff level accounting position.   With the addition of these individuals, we believe that we have a sufficient number of skilled personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements.  We have also engaged a consulting firm to assist us in assessing our internal control over financial reporting and remediating any control deficiencies. As a result of these measures, we have concluded that this latter material weakness that existed in our internal control over financial reporting has been fully remediated as of October 2, 2005. However, we will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.

We cannot be certain that additional material weaknesses in our internal control over financial reporting will not be discovered in the future.  Any failure to remediate the unremediated material weakness described above or any future material weaknesses or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements.  Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act become applicable to us beginning with our annual report on Form 10-K for the year ending December 31, 2006 to be filed in early 2007.   Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could cause our stock price to decline.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q/A.  The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement of our consolidated statement of cash flows for the nine months ended October 2, 2005 described in Item 1, Note 2 of this Form 10-Q/A.  Based on this evaluation and because of the material weakness related to our controls over the preparation, review and presentation and disclosure of our consolidated statement of cash flows described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this quarterly report on Form 10-Q/A.  To address the material weakness described below related to our controls over the preparation, presentation and disclosure of our consolidated statement of cash flows, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this Form 10-Q/A.  Accordingly, our management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of October 2, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated statement of cash flows. Specifically, we incorrectly reported an interest payment on demand notes payable as a financing cash out-flow instead of an operating cash out-flow, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended July 3, 2005 and the quarter ended October 2, 2005. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our operating and financing cash flows in our consolidated financial statements that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of October 2, 2005.

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

We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel.  On an interim basis, we engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources.  These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees.  We hired a new chief financial officer, effective April 2005, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies.  We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting.  Our controller oversees external reporting with assistance from a newly promoted senior analyst.  Our prior controller, who has been with us for approximately four years, has become our Director of International Finance.  In May 2005, we added an additional senior staff level accounting position.   With the addition of these individuals, we believe that we have sufficient, skilled personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements.  We have also engaged a consulting firm to assist us in assessing our internal control over financial reporting and remediating any control deficiencies.  As a result of these measures, we have concluded that the material weakness that existed in our internal control over financial reporting as of December 31, 2004 has been fully remediated as of October 2, 2005. However, we will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.

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
10.2

Lease Agreement dated August 22, 2005 between Liberty Property Limited Partnership and ev3 Inc. (Incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 000-51348))

10.3

Form of Non-Statutory Option Grant Notice under ev3 Inc. 2005 Incentive Stock Plan (Incorporated by reference to Exhibit 10.3 to ev3’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 000-51348))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 to be signed on its behalf by the undersigned, hereunto duly authorized.

February 24, 2006	ev3 Inc.

	By:	/s/ James M. Corbett
James M. Corbett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

ev3 Inc.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of ev3 Inc.	Incorporated by reference to Exhibit 3.3 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348)
10.1	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348)
10.2	Lease Agreement dated August 22, 2005 between Liberty Property Limited Partnership and ev3 Inc.	Incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 000-51348)
10.3	Form of Non-Statutory Option Grant Notice under ev3 Inc. 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.3 to ev3’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 000-51348)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.