Form 10-K
period 2005-12-31
ev3 Inc.
filed 2006-03-07
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐                                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .

Commission file number 000-51348

ev3 Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0138874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9600 54th Avenue North, Suite 100 Plymouth, Minnesota	55442
(Address of principal executive offices)	(Zip Code)

(763) 398-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of July 1, 2005 (the last business day of the registrant’s second quarter) as reported by the NASDAQ National Market System, was $119,157,990.

As of February 15, 2006, 56,360,687 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. We refer you to the information under the heading “Part I. Item 1. Business—Forward-Looking Statements.”

As used in this report, references to “ev3,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to ev3 Inc. and its subsidiaries, including without limitation Micro Therapeutics, Inc., which became a wholly owned subsidiary of ev3 Inc. in January 2006. Prior to such time, Micro Therapeutics, Inc. was a majority owned subsidiary of ev3 Inc..

All trademarks or trade names referred to in this report are the property of their respective owners.

i

PART I

ITEM 1.                BUSINESS

Overview

We are a leading global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders. We sell over 100 products consisting of over 1,000 SKUs in more than 50 countries through a direct sales force in the United States, Canada, Europe and Japan, consisting of approximately 210 sales professionals as of December 31, 2005, and through distributors in certain other international markets. Our customers include a broad physician base consisting of cardiologists, radiologists, neuro-radiologists, vascular surgeons, neurosurgeons and other endovascular specialists. During fiscal 2005 and fiscal 2004, we generated net sales of $133.7 million and $86.3 million, respectively, from the products we manufacture and distribute.

Vascular disease may occur in any part of the body, and is generally manifested as an occlusion or rupture of a blood vessel. The endovascular devices market conventionally is divided into three sub-markets defined by anatomic location:

•       Peripheral vascular market includes products used to treat vascular disease in the legs, kidney, neck and generally all vascular anatomy other than that which occurs in the brain or the heart.

•       Cardiovascular market includes products used to treat coronary artery disease, atrial fibrillation, the most common form of irregularity in the force or rhythm of the heartbeat, and other disorders in the heart.

•       Neurovascular market includes products used to treat vascular disease and disorders in the brain, including strokes caused by either vascular occlusion or rupture.

Our name signifies our commitment to, and engagement in, each of these three endovascular sub-markets.

Our corporate strategy is to be a global provider of products for underserved and emerging opportunities within the endovascular device market. We believe that the markets for peripheral vascular and neurovascular devices, when compared to the cardiovascular market, have higher growth potential with fewer entrenched, broad-line competitors. Therefore, our strategy in the peripheral vascular and neurovascular markets is to be a leader in both markets by providing a portfolio of products that addresses a broad spectrum of physician needs and clinical indications. We believe the cardiovascular market is characterized by several large and entrenched competitors with a broad range of products. Therefore, our strategy in this market is to target emerging therapeutic opportunities where we can establish a leadership position. In order to execute our strategies in each of the endovascular sub-markets, we have advanced and expanded the technologies and product lines acquired between 2000 and 2002. During 2005, we introduced over 20 new products in either the U.S. or international markets, or both.

We believe that our commitment to establishing a global organization that is focused on underserved and emerging opportunities in the endovascular devices market represents a strategy that is uncommon in the medical device industry. We believe that this unique strategy allows us to compete effectively with smaller companies that have narrow product lines and lack an international sales force and infrastructure, and also with larger companies that do not have our focus and agility.

Our peripheral vascular portfolio of products consists of an offering of peripheral stents, embolic protection devices, a carotid stenting system, thrombectomy devices, balloon angioplasty catheters, foreign object retrieval devices and guidewires. Our cardiovascular portfolio of products includes embolic protection devices and thrombectomy devices which leverage technology platforms that we also sell in the peripheral vascular market. Our neurovascular portfolio of products consists of embolic coils, liquid embolics and a broad range of neurovascular access and delivery products consisting of micro catheters, occlusion balloon systems and guidewires.

We believe that international markets represent a significant portion of the worldwide endovascular market, while also representing an opportunity for us to generate sales from our new products before receiving U.S. Food and Drug Administration, or FDA, approval to commence U.S. commercialization. Our global organization of approximately 880 employees as of December 31, 2005 operates in the United States, Europe, Japan, Canada and the major markets of Asia Pacific and Latin America. As of December 31, 2005, our sales and marketing infrastructure included a sales force of approximately 240 sales professionals.

We are organized in two business segments: cardio peripheral and neurovascular. We manage our business and report our operations internally and externally on this basis. Our cardio peripheral segment contains products that are used in both cardiovascular and peripheral vascular procedures by cardiologists, radiologists and vascular surgeons. Our neurovascular segment contains products that are used primarily by neuro-radiologists and neurosurgeons. Our sales activities and operations are aligned closely with our business segments. We have dedicated cardio peripheral sales teams in the United States and Europe that target customers who often perform procedures in both anatomic areas (cardiovascular and peripheral vascular). We have separate, dedicated neurovascular sales teams in the United States and Europe that are specifically focused on this customer base. The following represents net sales by our two business segments as well as by geography during the periods indicated:

	For the Year Ended December 31,
Net Sales by Segment	2005	2004	2003
	(in thousands)
Cardio Peripheral	$79,881	$52,942	$45,431
Neurovascular	53,815	33,392	22,208
Total	$133,696	$86,334	$67,639

	For the Year Ended December 31,
Net Sales by Geography	2005	2004	2003
	(in thousands)
United States	$71,848	$42,791	$37,616
International	61,848	43,543	30,023
Total	$133,696	$86,334	$67,639

For additional financial information regarding each of our segments and our foreign operations, see Note 20 to our consolidated financial statements.

Our History

Beginning in 2000, Dale A. Spencer, an experienced leader in the endovascular device industry, together with Warburg Pincus LLC, a global private equity firm, and The Vertical Group, L.P., an investment management and venture capital firm focused on the medical device industry, which we refer to collectively as our investor group, made a series of strategic investments and ultimately acquired a controlling interest in several companies that were merged together to form ev3 Endovascular, Inc. Our investor group’s goal was to build a global provider of products for underserved and emerging opportunities in the endovascular device market.

Our investor group built our platform by acquiring technologies which we have developed into our current peripheral vascular and cardiovascular product portfolios. In 2000, our investor group made an investment in EndiCOR Medical, Inc., a developer of catheter-based thrombectomy technology that provided the platform for our current X-Sizer® device. In 2001, this investor group made a controlling investment in Microvena Corporation, a developer of guidewires, foreign object retrieval devices and embolic protection technology, the latter of which is the platform for our SpideRX™ embolic protection device. In addition, through a series of investments beginning in 2001, Warburg Pincus and The Vertical Group together acquired a majority interest in Micro Therapeutics, Inc., or MTI. In 2001, our investor group also established ev3 Endovascular in order to exclusively market the MTI neurovascular device portfolio in markets outside of the United States and Canada. During 2002, ev3 Endovascular acquired several companies with innovative and early stage cardiovascular technologies, including Appriva Medical, Inc., a developer of a technology to reduce stroke in patients with atrial fibrillation which provided the platform for our Percutaneous Left Atrial Appendage Transcatheter Occlusion device, or PLAATO® . Also in 2002, ev3 Endovascular acquired IntraTherapeutics, Inc., an emerging competitor in the peripheral stent market whose product line included the predecessors to our current Protégé® , Protégé Everflex™, ParaMount™ Mini and PRIMUS™ stent systems. In June 2004, ev3 Endovascular entered into a distribution agreement with Invatec S.r.l. for the exclusive distribution of Invatec branded products in the United States. Invatec is a privately held company located in Brescia, Italy with a broad line of endovascular products, including balloon angioplasty catheters. The Invatec product line expands our participation in the peripheral vascular market and leverages our expanded cardio peripheral direct sales force in the United States.

ev3 LLC, our predecessor company prior to our initial public offering in June 2005, was formed in September 2003 to hold our investor group’s and our management’s interest in both ev3 Endovascular and Micro Investment, LLC, a specially formed limited liability company which held a majority interest in MTI. Immediately following the formation, ev3 LLC owned 100% of ev3 Endovascular and, indirectly through our 100% interest in Micro Investment, LLC, a majority interest in MTI. In addition, in 2002, MTI acquired Dendron GmbH, a German-based developer and manufacturer of neurovascular-focused products, such as embolic coils for the treatment of brain aneurysms. Following the formation of ev3 LLC, Warburg Pincus and The Vertical Group purchased directly additional interests in MTI. In January 2005, ev3 Inc. was formed as a Delaware corporation and a subsidiary of ev3 LLC. In May 2005, Warburg Pincus and The Vertical Group contributed all of the shares of MTI common stock directly owned by them to ev3 LLC in exchange for common membership units. Immediately prior to the consummation of our initial public offering in June 2005, ev3 LLC merged with and into ev3 Inc., and ev3 Inc. became the holding company for all of ev3 LLC’s subsidiaries. On January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of Micro Investment, LLC with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of ev3 Inc. In connection with the merger, we issued approximately seven million new shares of our common stock to MTI’s public stockholders.

We have dedicated significant capital and management effort to advance and broaden our product lines and technologies. In addition, we have hired a team of senior managers with extensive experience in all aspects of the endovascular devices business.

Endovascular Market Summary

We estimate that vascular disease affects over 90 million people in the United States and more than 1.0 billion people worldwide, and is the leading cause of death in the world. It may occur in any part of the body, and is generally manifested as an occlusion or rupture of a blood vessel. Vascular disease is a progressive, pathological condition that leads most often to blood vessel narrowing and obstruction, but can also lead to blood vessel wall weakening and rupture. These processes can occur in the blood vessels of every organ and anatomic area of the body, and can cause a range of symptoms including pain, functional impairment and death.

The endovascular, or catheter-based, devices market addressing vascular diseases is conventionally divided into three sub-markets based on anatomic location:

•       Peripheral vascular market includes products that are used to treat vascular disease in the legs, kidney, neck (carotid) and generally all vascular anatomy other than that which occurs in the brain or the heart. According to the American Heart Association, more than 8.0 million people in the United States, and we estimate that more than 100 million people worldwide, have peripheral vascular disease.

•       Cardiovascular market includes products that are used to treat coronary artery disease, atrial fibrillation and other disorders in the heart. The American Heart Association estimates that 70 million people in the United States, and we estimate that more than 700 million people worldwide, have cardiovascular disease.

•       Neurovascular market includes products that are used to treat vascular disease and disorders in the brain, including aneurysms and arterial-venous malformations, or AVMs. The leading complication of neurovascular disease is stroke. The World Health Organization estimates that there are approximately 15 million cases of stroke per year on a worldwide basis. According to the World Health Organization, 5.0 million of these people die from the stroke and an additional 5.0 million are left with a permanent disability.

In 2000, there were more than 12,000 interventional cardiologists, interventional radiologists and peripheral vascular surgeons in the United States, who are generally trained in endovascular techniques.

Peripheral Vascular Market

We believe that peripheral vascular disease is underdiagnosed and undertreated. According to the American Heart Association, peripheral vascular disease affects more than 8.0 million Americans, of which approximately 2.5 million are being treated. We estimate that more than 100 million people worldwide have peripheral vascular disease. As with vascular disease in general, peripheral vascular disease is characterized by the narrowing or total occlusion of blood vessels, and can cause symptoms including pain, loss of function and death. Mortality from peripheral vascular disease can occur as a result of stroke, kidney failure and diabetes related vascular complications.

Peripheral vascular disease is treated with medication, minimally invasive endovascular procedures, surgery or a combination of these therapies. Minimally invasive endovascular procedures consist primarily of angioplasty and stenting. Angioplasty is a non-surgical procedure in which narrowed or blocked peripheral arteries are re-opened by placing a thin tube called a catheter with a deflated balloon on the tip into the narrowed artery. The balloon catheter is then inflated to compress the plaque and to stretch the artery wall, thereby enlarging, or dilating, the opening of the vessel and restoring blood flow. Stents, which are tubular mesh devices typically consisting of interconnected metal struts, are then inserted inside the artery to act as scaffolding in order to hold the vessel open. Peripheral vascular disease represents a significant indication for both surgical and endovascular interventions. We estimate that in 2004 there were over 800,000 endovascular procedures for peripheral vascular disease. With over 100,000 lower extremity amputations in 2002 in the United States alone according to the Agency for Healthcare Research and Quality, we believe that there is a large number of patients that are still either untreated or inadequately treated.

The carotid arteries are one of the most common sites of peripheral vascular disease, affecting an estimated 1.5 million people in the United States alone. Carotid arteries are located on each side of the neck, together providing the primary blood supply to the brain. In carotid artery disease, plaque accumulates in the artery walls, narrowing the artery and disrupting the blood supply from the heart to the brain. This disruption in blood supply together with plaque debris breaking off the artery walls and traveling to the brain are primary causes of stroke. The therapy required to treat carotid artery disease generally depends on the degree of stenosis, or artery narrowing. Patients with moderate stenosis are typically treated with drugs to keep blood from clotting. However, patients with neurologic symptoms and highly narrowed arteries typically undergo a surgical procedure known as a carotid endarterectomy. This procedure requires a surgeon to access the blocked carotid artery though an incision in the neck, and then to surgically remove the plaque. It is estimated that 160,000 patients each year in the United States undergo a carotid endarterectomy, which typically requires hospitalization for one to two days. Endovascular techniques using stents and embolic protection systems have been developed and are in an early stage of adoption. This approach avoids open surgery and we believe will expand the addressable patient population.

Our Peripheral Vascular Business

Our peripheral vascular market strategy is to provide a broad portfolio of products that includes the important devices used in frequently performed procedures and also innovative devices for use in emerging therapies.

Our Peripheral Vascular Product Offering

Category	Product	Key Features	U.S. Launch	Current Markets(1)
Stents—self-expanding	Protégé GPS	Enhanced placement accuracy	2003	Worldwide
	Protégé Tapered	Tapered	Planned	International
	Protégé Longs	Expanded lengths	2004	U.S./Canada/International
	Protégé Rx	Rapid exchange delivery	Planned	International
	Protégé Bigs	Enhanced diameters	2005	U.S./International
	Protégé EverFlex Longs	Reduced fracture risk	Planned	International
Stents—balloon expandable	ParaMount Mini	Visualization/placement accuracy	2004	U.S./Canada/International
	PRIMUS	Visualization/placement accuracy	2005	U.S./Canada/International
	PRIMUS Long Catheter	Longer catheter	2005	U.S./Canada/International
Embolic protection	SpideRX	Compatible with wire of choice	2006	U.S./International
Carotid stenting	Protégé RX/ SpideRX	Carotid stent plus embolic protection	Planned	International
Thrombectomy	X-Sizer	Self-contained thrombus removal	2004	U.S./Canada/International
	Diver™ C.E.(2)	Rapid exchange aspiration	2005	U.S.
	Helix™	Effective thrombus removal	Pre-2002	U.S./Canada/International

Balloon angioplasty catheters	Sailor™ Plus(2) Submarine™ Plus(2)	Complete 0.035” portfolio Broad 0.018” portfolio	2005 2005	U.S. U.S.
	Amphirion™ Deep(2)	Low profile 0.014” PTA balloon broad portfolio of sizes	2005	U.S.
Foreign object retrieval	The Goose Neck® /Microsnare	Broad portfolio of sizes	Pre-2002	Worldwide
Guidewires	Nitrex®	Highly flexible/kink resistant	2003	U.S./Canada/International
	AqWire™	Enhanced deliverability	2004	U.S./Canada/International
	SKIPPER™	New coronary/peripheral guidewire	2005	U.S.

Our Peripheral Vascular Products in Development

Category	Product	Key Features	Target Markets(1)
Stents—self-expanding	Maris™(2) Protégé EverFlex	New design Reduce fracture risk	U.S. Worldwide
	Protégé EverFlex Small Diameter	Reduce fracture risk	Worldwide
Stents—balloon expandable	ONDA™(2) ParaMount Mini	Improved design Expanded product range	U.S. Worldwide
	Primus	Improved deliver systems	Worldwide
Embolic protection	SpideRX2 MO.MA® (2)	Improved deliverability Occlusive cerebral protection	Worldwide U.S.
Thrombectomy	Diver CE Peripheral	Improved thrombus removal	Worldwide
Balloon angioplasty catheters	Submarine Plus(2) Amphirion Deep(2)	Expanded lengths and diameters Additional catheter lengths	U.S. U.S.

(1)          International indicates the Europe, Asia Pacific (excluding Japan), Middle East and Latin America markets. Worldwide indicates the United States, Canada, International and Japan markets.

(2)          Invatec product that we distribute or will distribute.

Stents

Peripheral stents are used in various locations in the body, including the biliary duct, which transports bile from the liver and gall bladder to the small intestines; renal arteries, which transport blood from the aorta to the kidneys; iliac, femoral and popliteal arteries, which are major arteries in the legs; subclavian arteries, which are major vessels of the upper body, originating at the aortic arch; and carotid arteries. We believe that our broad portfolio of self-expanding and balloon expandable stents is differentiated from our competitors’ offerings due primarily to the radiopacity (visibility under fluoroscopy), placement accuracy, deliverability and their strong clinical performance.

Protégé and Protégé EverFlex.   Our self-expanding stent portfolio includes the Protégé Self-Expanding Stent, a “shape memory” Nitinol stent that expands to a predetermined diameter upon deployment. Nitinol is a highly flexible metal with shape retention and fatigue resistance properties. We provide a number of sizes of our Protégé stent, as well as a tapered configuration for use in the carotid arteries. We also manufacture and expect to commercialize upon clearance from the FDA the Protégé EverFlex, a unique, self-expanding Nitinol coil stent that benefits from enhanced flexibility and resistance to fracture for superior performance in vessels subjected to repeated bending.

ParaMount Mini and PRIMUS Balloon Expandable Stents.   Our balloon expandable stent portfolio includes the ParaMount Mini and PRIMUS stent systems, both of which incorporate tantalum markers embedded in the stent to provide superior visualization of the stent using fluoroscopy during and after the procedure which allows the physician to quickly confirm the correct placement of the stent. The inclusion of markers is a unique feature in the balloon expandable stent market. Our balloon expandable stents demonstrate minimal movement upon deployment, a technical advantage designed to improve accuracy of placement in the blood vessel.

In the United States, our stent products are cleared for use in the biliary duct, and the IntraCoil system is approved for use in the superficial femoral artery and the femoropopliteal arteries. Outside of the United States and Japan, our stent products are approved for non-coronary vascular indications, including carotid artery stenting and use in the biliary duct, kidneys and iliac.

We are currently developing a number of new products to increase our market share penetration within the global peripheral stent market. Our stent product development focus is on increasing the breadth of our product line by adding new lengths, diameters and catheter shaft line extensions as well as introducing new stent designs and platforms.

Embolic Protection

During peripheral vascular procedures, plaque and debris may dislodge or embolize during the procedure, potentially blocking blood flow and damaging distal tissue. Embolic protection devices are intended to trap plaque and debris. The primary market driver for peripheral embolic protection is the adoption of carotid artery stenting.

SpideRX Embolic Protection Devices.   The SpideRX family of embolic protection devices is a low-profile embolic protection device featuring a unique braided Nitinol embolic filter compatible with most guidewires. Filter-based embolic protection devices allow blood to continue flowing in the artery while the filter traps the debris, minimizing downstream tissue damage and improving clinical outcomes. We believe the SpideRX family has a significant competitive advantage because it permits physicians to use their guidewire of choice. We market the SpideRX in most international markets for use during peripheral vascular procedures in which embolic material is a risk. In February 2006, we received FDA 510(k) clearance of our SpideRX embolic protection device for use in carotid artery stenting in conjunction with the Guidant RX ACCULINK stent. During 2005, we completed enrollment in a carotid stenting trial in the United States that used our original SpideRX embolic protection device. An additional arm was added to this trial to evaluate the SpideRX for carotid indications and it also has completed enrollment. For a description of this trial, see “—Clinical Studies” below.

MO.MA Cerebral Protection Device.   The MO.MA device is designed to treat patients with carotid artery disease who are not candidates for devices that require the filter to be deployed beyond the blockage and, as a result, would likely not be eligible for carotid stenting. We have the exclusive right to market the MO.MA embolic protection device in the United States under the Invatec brand as part of our strategic relationship with Invatec and we are working to design and initiate a pivotal clinical trial to gain FDA approval in the United States, as described below in “—Clinical Studies.”

Carotid Stenting

Carotid artery stenting represents an emerging minimally invasive treatment for carotid artery disease and we believe it has the opportunity to become a significant alternative to carotid endarterectomy. The carotid stenting market is beginning to develop in the United States with the first system having received FDA approval in 2004. We believe that the approval of additional systems, including our own, and the market development efforts currently underway will help establish carotid stenting systems as a major new endovascular device market.

SpideRX Embolic Protection System.   We believe that our SpideRX embolic protection device enables us to offer a significant differentiated filter for carotid artery interventions with meaningful competitive advantages based on enhanced placement accuracy and the SpideRX’s compatibility with the physician’s guidewire of choice.

Our carotid stenting product offering (Protégé RX straight and tapered stents and SpideRX) is available in Europe and certain other countries. In February 2006, we received FDA 510(k) clearance of our SpideRX embolic protection device for use in carotid artery stenting in conjunction with the Guidant RX ACCULINK stent. In support of our FDA pre-market approval submission, we conducted the CREATE pivotal clinical trial, which was designed to evaluate the use of our carotid stenting technology in patients who are high-risk candidates for carotid endarterectomy. For a description of this trial, see “—Clinical Studies.” The 30-day and one-year follow-up results demonstrated that the SpideRX embolic protection device was non-inferior to an objective performance criterion.

Thrombectomy

Thrombectomy systems are designed to remove blood clots, or thrombus, in order to re-establish blood flow or to prevent a clot from breaking up and blocking smaller downstream vessels. We offer peripheral thrombectomy tools that meet a broad spectrum of physician needs, including the mechanical removal of thrombus and the delivery of peripheral blood clot therapies designed to help dissolve the clot.

Diver C.E. Thrombectomy Device.   We obtained clearance from the FDA and in July 2005 launched the Diver C.E. in the United States. We believe that the Diver C.E. provides a simple and effective tool for quickly aspirating fresh clot prior to or during a therapeutic intervention. We believe that the Diver C.E. device is distinct from competing aspiration catheters by offering multiple aspiration ports.

X-Sizer Thrombectomy Catheter System.   The X-Sizer is a self-contained thrombus removal system that uses a rotating cutter contained within the tip of an aspiration catheter to shear, capture and remove thrombus. A battery powers the rotating cutter, and aspiration is provided by a disposable vacuum system. We believe that the X-Sizer System offers superior functional characteristics due to its self-contained disposable design that avoids the need for capital equipment or a temporary pacing catheter. In the United States, the X-Sizer is cleared for use in the mechanical removal of thrombus from hemodialysis grafts, which are used to facilitate access to the bloodstream in order to enable treatment to filter toxins from the bloodstream in patients with kidney failure.

Helix™ Clot Buster® Thrombectomy Device.   The Helix system is a mechanical thrombectomy device that macerates thrombus into microscopic particles with little or no interaction with the vessel or graft wall. Thrombus maceration is achieved through the use of an enclosed, rapidly rotating compressed-air blade that creates a flow of fluid through sideholes in the catheter.

We intend to develop a next-generation thrombus and debris removal system for the peripheral vascular market.

Balloon Angioplasty Catheters

We offer a broad portfolio of peripheral vascular balloon angioplasty catheters. In early 2005, we began distributing in the United States a broad line of peripheral vascular balloon catheters manufactured by Invatec pursuant to our distribution agreement.

Sailor Plus and Submarine Plus.   The Sailor Plus is a general use balloon catheter that meets the needs of routine peripheral intervention. The Submarine Plus is a low-profile balloon catheter that provides pushability and flexibility for improved physician control and access in tortuous vessels.

Amphirion Deep.   The Amphirion Deep is a balloon catheter designed to treat diffuse disease in small and hard to reach vessels below the knee and even below the ankle. We believe that the Amphirion Deep provides unique functional and competitive characteristics as the only small-diameter over-the-wire peripheral vascular balloon catheter available in long lengths in the United States.

In the United States, our balloon catheters are cleared for non-coronary dilatation of the vascular anatomy excluding the carotid arteries. We intend to introduce additional diameters and lengths into the Sailor Plus, Submarine Plus and Amphirion Deep product lines.

Foreign Object Retrieval and Guidewires

The Goose Neck Microsnare.   Foreign objects can be retrieved from the vascular system by using snares and other devices. Examples of foreign objects that require retrieval include broken catheter or guidewire tips, as well as stents that are dislodged from their delivery system and carried downstream within the artery. Our Goose Neck Microsnare design incorporates a radiopaque (visible under fluoroscopy) loop mounted at the tip of a guidewire. The loop is deployed and retrieved through a catheter. We believe that our snares are unique because the loop remains positioned at a 90 degree angle relative to the wire. This increases the ability of the loop to encircle the foreign object, thereby improving the rate of success for retrieval.

Nitrex Guidewires.   Guidewires are threaded through vessels as a first step in most endovascular procedures. Balloon and stent catheters are advanced over guidewires to the target treatment area. For this reason, they are an indispensable component in the catheterization laboratory. The Nitrex product line is characterized by both flexibility and kink resistance that is particularly useful when negotiating tortuous vascular anatomy. It is a versatile product line that is used in a broad range of endovascular procedures.

Cardiovascular Market

According to the American Heart Association, cardiovascular disease is the leading cause of death for both men and women in the United States today and claims more lives each year than the next five leading causes of death combined. The American Heart Association estimates that cardiovascular disease affects over 70.0 million Americans. According to the American Heart Association, one significant subgroup includes 13.0 million Americans with coronary artery disease that may result in impaired myocardial function.

Coronary artery disease is a progressive condition that leads to the obstruction of the blood vessels providing blood flow to the heart muscle. The American Heart Association estimates that 865,000 Americans have new or recurrent heart attacks each year. Despite the effective outcomes with angioplasty and stenting, there are clinical conditions such as saphenous vein grafts and acute coronary syndrome in which plaque and thrombus management is considered beneficial to improve long-term clinical outcomes. This is partially due to the characteristics of the plaque and debris that can develop in these grafts, as they may be at high risk of dislodgement or embolization, potentially blocking blood flow and damaging distal tissue. When used as part of an endovascular procedure, embolic protection devices and coronary thrombectomy technologies can help reduce this risk.

Our Cardiovascular Business

Our cardiovascular strategy is focused on clinically meaningful technologies that we believe address large and currently underserved market opportunities. We do not seek to compete in those markets, such as coronary stents, in which several large companies are firmly entrenched.

Our Cardiovascular Product Offering

Category	Product	Key Features	U.S. Launch	Current Markets
Embolic protection	SpideRX	Compatible with wire of choice	Planned	Canada/International
Thrombectomy	X-Sizer	Self-contained thrombus removal		International
	Diver C.E.(1)	Rapid exchange aspiration	2005	U.S.

(1)          Invatec product that we distribute.

Our Cardiovascular Product in Development

Category	Product	Key Features	Target Markets
Embolic protection	SpideRX2	Improved deliverability	Worldwide

Embolic Protection

Similar to our peripheral vascular products, embolic protection devices are intended to trap plaque and debris that dislodge or embolize during an endovascular procedure, potentially blocking blood flow and damaging distal tissue.

SpideRX Embolic Protection Devices.   We leverage the same technology platform for cardiovascular applications as we have developed for the peripheral vascular market. In addition to the clinical evaluation in peripheral applications as described above, embolic protection devices have been studied in clinical trials in the United States in cardiovascular stenting procedures. For a description of the SpideRX System, see “—Our Peripheral Vascular Product Offering—Embolic Protection—SpideRX Embolic Protection Devices.”

Outside of the United States, the SpideRX is approved for use during general vascular interventions, including peripheral, coronary and carotid interventions. In the United States, we have conducted a trial designed to demonstrate the equivalence of SpideRX to other approved embolic protection devices, when used in patients with an occluded saphenous vein graft from a prior coronary artery bypass surgery. These clinical trials are described below in “—Clinical Studies.”

We are in the process of continuing to expand the market penetration of our embolic protection system through the introduction of the SpideRX2, a filter-based product currently in development which is intended to improve the overall deliverability of the current generation SpideRX.

Thrombectomy

Similar to our peripheral vascular products, thrombectomy systems for cardiovascular applications are designed to remove blood clots in order to re-establish blood flow or to prevent a clot from breaking up and occluding smaller downstream vessels.

Diver C.E. Thrombectomy Device.   We leverage the same technology platform for cardiovascular applications as we do for the peripheral vascular market. The Diver C.E. provides a simple and effective tool for quickly aspirating fresh clot prior to or during a therapeutic intervention, as described above under

“—Our Peripheral Vascular Product Offering—Thrombectomy—Diver C.E. Thrombectomy Device.” We believe that it represents a strong complement to the X-Sizer by offering rapid exchange capability and a system for physicians who prefer a smaller delivery platform.

X-Sizer Thrombectomy Catheter System.   We leverage the same technology platform for cardiovascular applications as we have developed for the peripheral vascular market. The X-Sizer is a self-contained thrombus removal tool described above under “—Our Peripheral Vascular Product Offering—Thrombectomy—X-Sizer Thrombectomy Catheter System.” Outside of the United States, the X-Sizer is approved for use in patients with thrombus in native coronary arteries and saphenous vein bypass grafts.

Neurovascular Market

According to the American Stroke Association, there are approximately 700,000 strokes annually in the United States. This makes stroke the third leading cause of death and the leading cause of long-term disability. Strokes consist of either blockages (ischemic stroke) or ruptures (hemorrhagic stroke) of vessels within or leading to the brain. Acute ischemic stroke affects approximately 616,000 patients annually while hemorrhagic stroke is a less common disorder, affecting approximately 84,000 patients per year in the United States. While the treatment of acute ischemic stroke is a significant clinical need and market opportunity, endovascular techniques currently are focused primarily on the treatment and prevention of hemorrhagic stroke. Two causes of hemorrhagic stroke are ruptures of cerebral aneurysms and arterio-venous malformations, or AVMs.

An aneurysm is a balloon-shaped structure, which forms at a weak point in a vessel wall and fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Ruptured aneurysms typically result in death due to massive intracranial bleeding. While an estimated 19,000 hemorrhagic stroke deaths in the United States in 2004 were caused by ruptured cerebral aneurysms, autopsy studies have suggested that unruptured aneurysms may occur in approximately 3% to 6% of the general population over the age of 30 in the United States. We believe that with the development of new diagnostic and interventional technologies, the pool of patients that may benefit from intervention will continue to expand to include increasing numbers of those with unruptured aneurysms discovered in conjunction with other examinations.

In an AVM, the flow of blood between arteries and veins, which normally occurs through very small capillary vessels, is shortcut by the development of a network of larger vessels connecting the arteries and veins directly. The higher blood pressure flowing directly to the veins makes these vessels highly prone to rupture. We estimate that approximately 16,000 AVM cases were diagnosed worldwide in 2004.

Driven by rapid advances in device technology and results from the International Subarachnoid Aneurysm Trial, the results of which were published in The Lancet in October 2002, the treatment of both aneurysms and AVMs has been shifting from open surgical techniques to minimally invasive, endovascular techniques. While this market transition has been more rapid in geographies outside of the United States, we estimate that approximately 40% of aneurysm interventions in the United States now are performed using endovascular techniques.

The primary endovascular procedure for treating both aneurysms and AVMs uses a repair technique called embolization, the objective of which is to induce blood clot, or thrombus, in the diseased vasculature. The purpose of the thrombus is to limit blood flow through the diseased vascular anatomy, thereby reducing blood pressure to a ruptured area or the likelihood of rupture in an unruptured area. The endovascular embolization of cerebral aneurysms usually involves the deployment of small coils composed of metal or a combination of metal and polymer. The endovascular embolization of AVMs usually involves the deployment of a liquid polymer or very small polymer particles.

Our Neurovascular Business

Our neurovascular market strategy is to provide a broad portfolio of products that includes the important devices used in frequently performed procedures and also innovative devices for use in emerging therapies. We market and sell our neurovascular portfolio of products in the United States through a direct sales force of 22 sales representatives as of December 31, 2005. We market and sell our neurovascular product portfolio in Europe, Japan, Canada and the Asia Pacific and Latin America. As of December 31, 2005, we had 17 international sales representatives dedicated to selling our neurovascular products in Europe, and an additional 19 sales representatives in Europe and Japan who sell our peripheral vascular and cardiovascular products as well as our neurovascular products.

Our Neurovascular Product Offering

Category	Product	Key Features	U.S. Launch	Current Markets
Embolic coils	Sapphire™	Platinum-iridium coil	2004	Distributor Territories
	NXT™	Improved coil detachment	2004	U.S./Canada/ Europe/ Distributor Territories
	Nexus™	Surface-modified coils	2005	U.S./Canada/ Europe/ Distributor Territories
Liquid embolics	Onyx® AVM	Controlled delivery	2005	U.S./Canada/ Europe/ Distributor Territories
	Onyx Aneurysm	Targets large/complex aneurysms	Planned	Europe/Canada/ Distributor Territories
Microcatheters	Echelon™	Nitinol-based	2004	Worldwide
	Pre-Shaped Echelon	Extension of Echelon catheter family	2005	Worldwide
	UltraFlow™	Flow-directed	2002	Worldwide
	Marathon™	Nitinol-based flow-directed microcatheter	2005	Worldwide
Occlusion balloon systems	HyperForm™	Highly compliant balloon	2002	Worldwide
	HyperGlide™	Highly compliant balloon	2002	Worldwide
Guidewires	Mirage™	Distal navigability	2002	Worldwide

(1)          Europe excludes the Eastern Europe markets. Distributor Territories indicates the Asia Pacific (excluding Japan), Eastern Europe, Middle East and Latin America markets.

Our Neurovascular Products in Development

Category	Product	Key Features	Target Markets
Embolic coils	NXT	Improved coil detachment	Japan
	Nexus	Surface-modified coil	Japan
	Sapphire	Platinum-iridium coil	Japan
	3G	Third-generation coil	Worldwide
Liquid embolics	Onyx AVM	Controlled delivery	Japan
	Onyx Aneurysm	Targets large/complex aneurysms	U.S. (HDE)
Neuro stents	Solo	Retrievable, detachable Nitinol stent	Worldwide

Embolic Coils

We estimate that embolic coils represent one of the largest category of products in the neurovascular device market and are used in approximately 50,000 procedures worldwide on an annual basis. Embolic coils are used in virtually all endovascular treatments of aneurysms and a small number of AVMs. Our embolic coil products are delivered using a combination of our minimally invasive guidewires, microcatheters and balloons. During an aneurysm procedure, small coils attached to a wire are passed through a delivery catheter and into the aneurysm space. The coil is then detached from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 35-45% of the volume of the aneurysm is filled with coils.

Sapphire and NXT Embolic Coils.   We launched the Sapphire coil family in Europe in December 2002 and, in July 2003, received FDA 510(k) clearance to initiate United States commercialization. We replaced the Sapphire coil with the launch of our NXT embolic coils in Europe in early 2004. We commenced commercialization of the NXT coils in the United States in December 2004. The NXT and Sapphire coils are sold in a broad range of shapes and configurations. A key feature of the NXT and Sapphire lines is the incorporation of Nitinol into the design of many of the coils. Nitinol is a highly flexible metal with shape retention and fatigue resistance properties. We believe this use of Nitinol technology provides our coils with greater resistance to compaction potentially leading to better outcomes for our physician customers.

Nexus Embolic Coils.   We commenced the introduction of our new Nexus line of coils in the United States and Europe in September 2005. The Nexus line consists of framing, filling and finishing coil offerings, thereby allowing physicians to treat a wide range of aneurysm shapes and sizes. All Nexus coils incorporate a Nitinol filament, which offers improved shape retention and increased resistance to coil compaction. Nexus also incorporates a bioactive microfilament technology to enhance aneurysm healing.

We are expanding our line of neurovascular embolic coils. Our third generation coil, 3G, is in development, and includes a new detachment system. In addition, we intend to introduce the Sapphire coil into the Japanese market.

Liquid Embolics

We estimate that liquid embolics are used in approximately 16,000 worldwide neurovascular procedures annually, including the majority of AVM and some aneurysm procedures. The most widely used embolization technique for AVMs is the injection of acrylic-based glue. However, we believe that glues have multiple drawbacks, such as lack of controlled delivery and extreme adhesion to all surfaces, including that of the delivery catheter. Glue solidifies upon contact with blood, which reduces physician control during filling and necessitates very rapid withdrawal of the delivery catheter in order to avoid having it permanently glued in place.

Onyx Liquid Embolic.   Onyx is our proprietary biocompatible copolymer which is delivered, in liquid form, through proprietary microcatheters to blood vessels in the brain, where it fills a vascular defect and transforms into a solid polymer cast. Onyx offers a unique form, fill and seal approach to the interventional treatment of aneurysms and AVMs associated with hemorrhagic stroke. Because Onyx is non-adhesive, and solidifies over a few minutes’ time, the injection and filling of the vascular defect can take place in a very controlled manner. When the vascular defect is completely filled with the Onyx polymer cast, the delivery catheter is removed.

We currently market Onyx in Europe, Canada and in the Asia Pacific (excluding Japan) and Latin America regions for the treatment of both AVMs and cerebral aneurysms. In the United States, we completed enrollment in our clinical trial for Onyx to treat AVMs, and in the United States for the treatment of AVMs and received FDA panel recommendation for approval in August 2003. In November 2003, we received a Humanitarian Use Device designation from the FDA for the use of Onyx to treat large and wide-necked aneurysms. We believe that this was a significant development in the process of seeking a Humanitarian Device Exemption, which is a necessary step toward commercialization in the United States. We received FDA 510(k) clearance of Onyx in July 2005.

Microcatheters

We market a line of products that are intended to allow access to, and treatment in, difficult-to-reach anatomical locations, such as the remote vessels in the brain or other challenging vascular structures. In addition to their use with our embolic coils and liquid embolics, these products are compatible with, and are often used with, competitors’ products.

Echelon and Pre-shaped Echelon Microcatheters.   Our most recently introduced microcatheter is the Echelon. Using a unique blend of materials and construction, the Echelon provides what we believe is one of the largest inner channel in our class while still enabling the physician to access difficult anatomy and deliver a wide range of coils. The pre-shaped Echelon catheters represent a key line extension for our Echelon family of products, and offer improved navigation, deliverability and stability. The pre-shaped Echelon catheters were introduced in the United States and Europe in the first quarter of 2005.

UltraFlow and Marathon Flow-Directed Microcatheters.   Launched in 2002, the UltraFlow Flow-Directed Microcatheter is specially designed to enable access to distal locations and to allow super-selective vessel positioning. The Marathon is an improved flow-directed microcatheter that contains both a Nitinol braid and a stainless steel helical wire, which improves navigability while retaining pushability and tip softness. We believe that both the UltraFlow and Marathon microcatheters provide excellent trackability over a wire. We commenced commercialization of Marathon in the United States and Europe during the first quarter of 2005.

Occlusion Balloon Systems

HyperForm and HyperGlide Occlusion Balloon Systems.   Our HyperForm and HyperGlide Occlusion Balloon Systems are highly flexible balloons designed for use in blood vessels where temporary occlusion is desired. They are useful in controlling blood flow, and are capable of accessing small diameter vessels and vessels that have many twists and turns. Accordingly, they may be used to control blood flow to remote sites to allow for embolization treatment of vascular abnormalities such as aneurysms.

Guidewires

Mirage Hydrophilic Guidewire.   Our portfolio of neurovascular guidewires includes the Mirage Hydrophilic Guidewire. This guidewire is designed for precise torque control and is compatible with several sizes of flow-directed and over-the-wire microcatheters. It assists the physician in microcatheter navigation and remote vessel access while providing a flexible and shapeable tip.

Neuro Stents

Stenting is of increasing importance in the neurovascular market, and includes applications in intracranial stenotic disease as well as parent vessel remodeling and coil retention in aneurysmal disease. We are developing the Solo platform, a self-expanding Nitinol stent that is fully retrievable and detachable, which allows for more precise placement. The Solo has optimized radial force for aneurysm neck coverage and coil retention.

Sales and Marketing

Structure and Strategy

We have dedicated substantial resources to establish a direct sales capability in the United States, Europe and Japan, as well as to establish distribution networks in other markets. We believe our global presence enables us to capitalize on the market for endovascular devices that exists outside of the United States. In addition, our global presence enables us to commercialize emerging technologies internationally while pursuing regulatory approval in the United States, increasing near-term sales from these emerging technologies and helping us refine our commercialization strategies in anticipation of product launches in the United States. As of December 31, 2005, our sales and marketing infrastructure included a sales force of 209 sales professionals in the United States, Europe and Japan who generally have substantial medical device experience and market our products directly to a variety of specialists engaged in endovascular therapies. These direct sales representatives provided 87% and 86% of our net sales in fiscal 2005 and fiscal 2004, respectively, with the balance generated by independent distributors who represent us internationally through stocking distributorships.

As of December 31, 2005, our global endovascular marketing team was comprised of 30 individuals covering product management, corporate communications and programs, and education and training.

We devote significant resources to training and educating physicians in the use and benefits of our products. In the United States, we instruct our employees, including our sales professionals, not to discuss the use of our products outside of the FDA-approved indication. If unsolicited questions are posed by physicians, we inform them of the approved use of our products. Although we do not market our products for off-label uses, physicians may choose to use our products as they see fit, including outside of the FDA-approved use. For example, although our stent products are approved in the United States for use in the biliary duct, as are most competing peripheral stent systems in the United States, some physicians choose to use the stents in peripheral vessels.

United States

As of December 31, 2005, we had 109 sales professionals who focus on selling our products in the United States, many of whom have previously worked at Boston Scientific Corporation, Cordis Corporation (a Johnson & Johnson company), Guidant Corporation, Medtronic, Inc. or Novoste Inc.

Europe, Japan and Canada

In 2002, we launched a direct selling organization in Europe with a direct presence in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, the Netherlands, Norway, Spain,

Sweden, Switzerland and the United Kingdom. As of December 31, 2005, our European sales team had 80 sales professionals, managers and support staff comprised of 32 selling our peripheral vascular and cardiovascular products, 17 selling our neurovascular products and nine selling both. As of December 31, 2005, our sales force in Europe was supervised by a sales director of cardio peripheral, one vice president of cardio peripheral and one vice president of neurovascular.

In 2003, we launched direct operations in Japan, including a direct sales force. As of December 31, 2005, our sales force in Japan consisted of 10 sales professionals that sell our neurovascular delivery catheters and occlusion balloons, peripheral stents, foreign object retrieval devices and guidewires.

We also sell our products in Canada through a client sales force of four sales professionals as of December 31, 2005.

Other International

In the major markets of Asia Pacific (excluding Japan), Latin America, Eastern Europe and the Middle East, we have distributor relationships through which we sell our products. We have entered into distributor relationships in which our distributors are involved in product launch planning, education and training, physician support and clinical trial management. Through dedicated distributors and 10 sales professionals as of December 31, 2005, we have a sales presence in certain emerging markets, including Brazil, Argentina and China.

Competition

We compete primarily on the basis of our ability to treat vascular diseases and disorders safely and effectively, with ease and predictability of product use, adequate third-party reimbursement, brand name recognition and cost. We believe we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new products that perform better than those we offer will not be introduced. We believe our continued success depends on our ability to:

•       continue to innovate and maintain scientifically advanced technology;

•       apply our technology across product lines and markets;

•       develop proprietary products;

•       attract and retain skilled scientific and sales personnel;

•       obtain and maintain regulatory approvals; and

•       cost-effectively manufacture and successfully market our products.

The markets in which we compete are highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Several of our competitors have significant financial and human capital resources and have established reputations with our target physician customers, as well as worldwide distribution channels that are more effective than ours. These competitors include Abbott Laboratories, Boston Scientific Corporation, Cook Incorporated, Cordis Corporation (a Johnson & Johnson company), Guidant Corporation and Medtronic, Inc., which compete with our business in one or more of our product groups. We also compete against smaller manufacturers within at least one of the three markets we target. In the peripheral vascular and cardiovascular market, we compete against, among others: C.R. Bard, Inc.; FoxHollow Technologies, Inc.; Possis Medical, Inc.; and Spectranetics Corporation. In the neurovascular market, we compete against smaller manufacturers of embolic coils and related devices, including Balt Extrusion, MicroVention, Inc., Micrus Corporation and

Terumo Medical Corporation. In addition, we compete against existing drug therapy treatments manufactured by many major pharmaceutical companies.

Our competitors dedicate, and we believe they will continue to dedicate, significant resources to promote their products aggressively. New product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than ours. To compete effectively, we will need to continue to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, brand and name recognition, reputation and price. We have encountered and expect to continue to encounter potential physician customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors.

Strategic Relationship with Invatec

In June 2004, we entered into a strategic relationship with Invatec to become the exclusive distributor of Invatec products under the Invatec brand in the United States. This arrangement provided us with a broad portfolio of commercially competitive products that complemented our existing portfolio. The addition of the Invatec portfolio also supported our strategic decision to significantly expand our sales force in 2004.

Invatec manufactures and markets a broad line of endovascular products for the peripheral vascular and cardiovascular markets in Europe, South America and Asia. Invatec has a broad line of balloon catheters, stents, guidewires and procedure support accessories. The Invatec products we distribute include the Sailor, Submarine and Amphirion percutaneous transcatheter angioplasty catheters. In addition, we are developing with Invatec technologies in the emerging markets of embolic protection and thrombectomy, including Invatec’s ONDA, a self-expanding stent, Maris, a balloon expandable stent, and MO.MA, an embolic protection device, for commercial launch in the United States. The MO.MA embolic protection device provides a unique occlusive approach for carotid stenting procedures. The Invatec name represents a well-established brand internationally and the Invatec organization has been able to achieve a growing presence outside of the United States, including in Germany and Japan.

Although our contract with Invatec gives us the exclusive right to market Invatec’s products using the Invatec brand in the United States, Invatec retained the right to sell its products into the United States under other brands, which it currently does. For a description of the risks associated with this provision, see “Item 1A. Risk Factors—If there is a disruption in the supply of the products of Invatec S.r.l. that we distribute or if our relationship with Invatec is impaired, our net sales and results of operations would be adversely impacted.”

Our agreement with Invatec requires us to provide the necessary resources to achieve U.S. regulatory approval and minimum annual purchase targets for certain Invatec products. The term of the agreement extends until December 31, 2007 and is automatically renewed for one two-year increment and for further two-year increments if certain contractual conditions are achieved, including us meeting certain minimum annual purchase targets. The agreement may be terminated early by us or Invatec upon the occurrence of certain events, including by Invatec upon a change of control of our company involving a competitor of Invatec or if we fail to achieve certain minimum annual purchase requirements. In the event Invatec terminates the agreement upon the occurrence of certain events, including a change of control of us involving a competitor of Invatec, we may be required to pay to Invatec liquidated damages of $5 million or $15 million, depending on the event causing the termination. In lieu of terminating the agreement for our failure to meet certain minimum annual purchase requirements, Invatec may require us to pay an indemnification amount to it equal to 80% of the difference between the aggregate minimum annual value of purchases required under the agreement and the total actual purchases of products by us during the same period.

Research and Development

Our research efforts are directed towards the development of new endovascular products that expand the therapeutic alternatives available to physicians or improvements to and extensions of our existing product offerings.

As of December 31, 2005, our research and development staff consisted of approximately 58 full-time engineers and technicians, most of whom have substantial experience in medical device development. Approximately 37 individuals are based in Plymouth, Minnesota and are primarily focused on cardiovascular and peripheral endovascular technologies. The remaining staff members are based in Irvine, California and are focused primarily on neurovascular technologies. Our product development process incorporates teams organized around each of our core technologies, with each team having representatives from research and development, marketing, regulatory, quality, clinical affairs and manufacturing. Consultants are utilized when additional specialized expertise is required.

Our research and development team has a demonstrated record of new product initiatives and significant product improvements. Since January 1, 2005, we have introduced over 20 new products in our peripheral vascular, cardiovascular and neurovascular businesses in either the U.S. or international markets, or both. Specific product improvement initiatives have included:

•       broadening acquired technologies in order to address a larger share of the target markets, including introducing new peripheral vascular stent systems (benefiting from improved delivery, expanded lengths and diameters, and new shapes) that complement those that we acquired from IntraTherapeutics;

•       incorporating important features which we believe appeal to the physicians who use our products, including optimizing the Microvena embolic filter technology into a more easily deployable system with improved functional characteristics; and

•       leveraging core technologies to develop new product platforms and enter new markets, including consolidating a newly introduced peripheral vascular stent and the optimized Microvena embolic filter to develop a carotid stenting system that we believe offers meaningfully superior performance to competing systems.

Our research and development expenditures were $39.3 million, $38.9 million and $45.1 million in 2005, 2004 and 2003, respectively.

Clinical Studies

We support many of our new product initiatives with scientific clinical studies in order to obtain regulatory approval and provide marketing data. As of December 31, 2005, our clinical and regulatory infrastructure included approximately 37 individuals focused on developing the necessary clinical data to achieve regulatory clearance and expanded indications for our existing and emerging products around the world, although the number of individuals fluctuates from time to time depending on the number of ongoing clinical trials. Currently, we are conducting long-term follow-up in our clinical trials for our Protégé Carotid Stent and our PLAATO Stroke Reduction Device, the latter of which we discontinued development and commercialization. In addition, we are conducting three post-market clinical trials outside of the United States.

The goal of a clinical trial is to meet the primary endpoint, which measures the clinical effectiveness and/or safety of a device and is the basis for FDA approval. Primary endpoints for clinical trials are selected based on the intended benefit of the medical device. Although clinical trial endpoints are measurements at an individual patient level, the results are extrapolated to entire populations of patients based on clinical similarities to patients in the clinical trials.

The following tables summarize our material clinical trials to date and those currently planned for the future.

CAROTID STENTING SYSTEM TRIALS

Trial	Product	Study Design	Status
PROCAR Carotid Study (Europe)	Protégé GPS	Prospective, multi-center single-arm study	Enrollment and follow-up completed
		Primary endpoint of major adverse neurological events at 30 days in patients at high risk for carotid endarterectomy	Met primary endpoint
CREATE Carotid Feasibility (U.S.)	Protégé GPS with Spider Embolic Protection Device

Prospective, multicenter, single-arm study to estimate major adverse cardiovascular event rate at 30 days in patients at high risk for carotid endarterectomy, to support initiation of U.S. pivotal trial

Enrollment completed; follow-up ongoing
CREATE Carotid Pivotal Trial (U.S.)	Protégé GPS with Spider Embolic Protection Device	Prospective, multicenter single-arm non-inferiority study	Enrollment completed; follow-up ongoing
Primary endpoint of major adverse cardiovascular and cerebral event rate
CREATE Carotid Pivotal-SpideRX Arm (U.S.)	SpideRX Embolic Protection Device, with commercially available Guidant RX ACCULINK Stent	Prospective, multicenter single-arm study, added to CREATE Pivotal study, to confirm safety and effectiveness	Enrollment and follow-up completed
		Primary endpoint of 30 day major adverse cardiovascular cerebral event	Met primary endpoint
MO.MA Carotid (U.S.)	Invatec MO.MA Embolic Protection Device	Prospective, multicenter single-arm study	Developing protocol

STROKE REDUCTION TRIALS

In September 2005, we decided to discontinue the development and commercialization of our PLAATO device. Although we recently had obtained conditional approval from the FDA for an investigational device exemption, or IDE, clinical trial for our PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at such time.

Trial	Product	Study Design	Status
PLAATO Feasibility Trial (Europe and U.S.)	PLAATO Left Atrial Appendage Transcatheter Occlusion Device	Prospective, multi-center, single-arm study to assess the performance of the PLAATO system in high risk patients with atrial fibrillation who are not candidates for long-term warfarin therapy

Enrollment completed

Follow-up completed in Europe, ongoing in U.S.

Results were presented to American College of Cardiology in March 2005 supported safety of PLAATO device and estimated a 43% reduction in expected annual stroke risk

PLAATO Registry (Europe)	PLAATO

Prospective, multi-center, single-arm registry to demonstrate safe and effective use of PLAATO device for left atrial appendage closure in high risk patients with atrial fibrillation who are not candidates for long-term warfarin therapy

Enrollment completed; follow-up ongoing
PLAATO Pivotal Trial (U.S.)	PLAATO

Prospective, multicenter, randomized study to establish safe and effective of use of PLAATO device for left atrial appendage closure in high risk patients with atrial fibrillation who are not candidates for long-term warfarin therapy, compared to best medical therapy

Primary endpoint of reduction in rate of ischemic stroke and systemic embolic events

Investigational device exemption approved

THROMBECTOMY TRIALS

Trial	Product	Study Design	Status
X-TRACT Cardio (U.S. and Canada)	X-Sizer Thrombectomy Device	Prospective, multicenter, randomized trial to prove safety and efficacy with major adverse cardiovascular events as the primary clinical endpoint

Enrollment and follow-up completed

Subanalyses demonstrated significant reduction in rate of large myocardial infarctions in patients with angiographically confirmed thrombus, although primary endpoint not met

X-AMINE ST Cardio (Europe)	X-Sizer Thrombectomy Device	Prospective, multicenter, randomized trial to determine the effect of thrombectomy on myocardial reperfusion in acute myocardial infarction patients	Enrollment and follow-up completed Primary endpoint met
TEXAS (Europe)	X-Sizer Thrombectomy Device	Prospective, multicenter, registry to monitor product use (placement, retrieval, thrombus removal) when used to remove thrombus in patients with acute myocardial infarction or elevated ST segment	Enrollment and follow-up ongoing

EMBOLIC PROTECTION TRIALS

Trial	Product	Study Design	Status
SIMPLE Cardio(Europe)	Spider Embolic Protection Device

Prospective, multicenter, single-arm trial to evaluate safety and performance of device when used in patients undergoing saphenous vein graft procedures with percutaneous transcatheter angioplasty catheters

Primary endpoint of major adverse cardiovascular event within 30 days post-procedure

Enrollment and follow-up completed Results established a 30-day major adverse cardiovascular event rate of 4%

PROTECT Carotid (Europe)	Spider Embolic Protection Device

Prospective, multicenter, single-arm trial to evaluate the safety and performance of the device when used in a carotid stent procedure

Primary endpoint of major adverse neurological event within 30 days post-procedure

Enrollment and follow-up completed Results established a 30-day major adverse neurological event rate of 6.8%
SPIDER SVG Trial Cardio (U.S. and Canada)	SpideRX Embolic Protection Device

Prospective, multicenter, randomized, non-inferiority trial comparing SpideRX to commercially available embolic protection devices during percutaneous saphenous vein graft procedures

Primary endpoint of major adverse cardiovascular event within 30 days post-procedure

Enrollment and follow-up completed Met primary endpoint
PREMIAR Cardio (Argentina, Chile, Israel)	SpideRX Embolic Protection Device

Prospective, multicenter, randomized trial to assess the effectiveness of embolic protection in improving myocardial reperfusion in patients with acute myocardial infarction

Primary endpoint of ST—segment resolution post-procedure

Enrollment completed; follow-up ongoing

PERIPHERAL VASCULAR STENT TRIALS

Trial	Product	Study Design	Status
SFA Study (U.S.)	IntraCoil® Stent

Prospective, multicenter, randomized trial comparing stent to percutaneous transcatheter angioplasty catheter alone in superficial femoral arteries

Primary endpoints included restenosis rate and major cardiovascular adverse event

Enrollment and follow-up completed Stents had equivalent primary endpoints and superior 30-day complication rates compared to percutaneous transcatheter angioplasty catheter alone

Iliac Study (U.S.)	IntraStent® DS (predecessor to PRIMUS)	Prospective, multicenter, randomized non-inferiority trial, comparing IntraStent to commercially available stents (Wallsternt, Palmaz) on stent patency at nine months post-procedure	Enrollment and follow-up completed Primary endpoints met
Restore Renal Study (U.S.)	ParaMount™ XS DoubleStrut™ Stent	Prospective, multicenter, single-arm trial to establish safety and effectiveness of stent in renal procedures Primary endpoint of patency at nine months post-procedure	Enrollment and follow-up completed Primary endpoint met

We continually evaluate the potential financial benefits and costs of our clinical trials and the products being evaluated in them. If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical trial and/or the development of a product. For example, in September 2005, we decided to discontinue the development and commercialization of our PLAATO device. Although we recently had obtained conditional approval from the FDA for an investigational device exemption, or IDE, clinical trial for our PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at such time.

Government Regulation

United States

Our products are regulated in the United States as medical devices by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

•       pre-clinical testing;

•       clinical testing;

•       product design and development;

•       pre-market clearance or approval;

•       advertising and promotion;

•       labeling;

•       manufacturing;

•       product import/export;

•       storage;

•       record keeping;

•       reporting of adverse events;

•       corrective actions and removals;

•       recalls; and

•       distribution.

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior pre-market approval from the FDA. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose the least risk are placed in class I. Intermediate risk devices are placed in class II, which, in most instances, requires the manufacturer to submit to the FDA a pre-market notification requesting authorization for commercial distribution, known as “510(k) clearance,” and may subject the device to special controls such as performance standards, guidance documents specific to the device or post-market surveillance. Most class I and some low-risk class II devices are exempted from this 510(k) requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in class III. In general, a class III device cannot be marketed in the United States unless the FDA approves the device after submission of a pre-market approval application. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

510(k) Clearance Pathway.   When we are required to obtain 510(k) clearance for devices which we wish to market, we must submit a pre-market notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 (or to a pre-1976 class III device for which the FDA has not yet called for the submission of pre-market approval applications). The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission of the notification, but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, pre-market clearance can take significantly longer than 90 days, including up to one year or more. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into class III.

After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to some of our devices that we believe do not require new 510(k) clearances. The FDA has an abbreviated review process for certain types of modifications to 510(k) clearance devices; such 510(k)s are known as “special 510(k)s.” We have filed special 510(k)s for obtaining FDA clearance of products that have undergone qualifying modifications.

Pre-market Approval Pathway.   A pre-market approval application must be submitted if the device cannot be cleared through the 510(k) process. The pre-market approval process is much more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive data and information including, but not limited to, technical, pre-clinical, clinical, manufacturing and labeling to establish to the FDA’s satisfaction the safety and effectiveness of the device.

After the FDA determines that a pre-market approval application is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted pre-market approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulations. New pre-market approval applications or supplemental pre-market approval applications are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a pre-market approval, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials.   A clinical trial is almost always required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical trials for a “significant risk” device require submission of an application for an investigational device exemption to the FDA. The investigational device exemption application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the application is approved by the FDA and the Institutional Review Board, or IRB, overseeing the clinical trial. If the product is deemed a “non-significant risk” device under FDA regulations, only the abbreviated investigational device exemption requirements apply. Clinical trials must be monitored by the study sponsor and are subject to extensive record keeping and reporting requirements and abbreviated investigational device exemption regulations apply. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trials site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. The FDA may inspect our clinical investigations and, if it determines that we fail to comply with the FDA regulations governing clinical investigations, it may issue a warning letter to or take other enforcement action against us as the study sponsor, the clinical investigation site or the principal investigation. The results of clinical testing may not be sufficient to obtain approval of the product.

Humanitarian Device Exemptions.   A Humanitarian Device Exemption, or HDE, authorizes the marketing of a humanitarian use device for a limited patient population. Humanitarian use device designation is based on the FDA’s determination that a device is intended for the treatment and diagnosis of a disease or condition that affects fewer than 4,000 individuals in the United States per year. Once a humanitarian use device designation has been obtained, an applicant may seek marketing approval under an HDE. While the HDE application is similar to a pre-market approval application and requires a showing of safety, unlike a pre-market approval application, an HDE does not require a showing of effectiveness. The FDA will grant an HDE based on a determination that the device would not otherwise be available, that there is no comparable pre-market approval application-approved or 510(k)-cleared device available to treat the disease or condition, and that the potential benefit of the device outweighs the risk for those suffering from the disease or condition.

Certain limitations apply to the sale and use of devices under an HDE. A holder of an HDE must submit periodic reports on the use of its humanitarian use devices, including information about the number of devices that have been shipped or sold. If the number exceeds 4,000, the company must explain to the FDA the number of devices used per patient. In addition, the amount charged for these devices is not to exceed the cost of research, development, fabrication and distribution. A humanitarian use device can only be administered at a facility with an IRB, and the IRB must approve the use of the device for the HDE indication.

The FDA may suspend or withdraw an HDE if any of the criteria for exemption are no longer met, such as if it is determined that the condition affects more than 4,000 individuals per year.

Continuing FDA Regulation.   After a device is placed on the market, numerous regulatory requirements apply. These include:

•       Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•       labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•       medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•       notices of correction or removal, and recall regulations.

The medical device reporting regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would likely cause or contribute to a death or serious injury. We report such incidents pursuant to these regulations. During 2005, we reported 79 medical device reports to the FDA. Twenty-one incidents reported to the FDA were associated with the X-Sizer Thrombectomy Catheter System. These incidents involved off-label uses of the X-Sizer. One of the incidents reported involved a patient death when the patient refused further treatment after vessel perforation occurred during a coronary procedure and the other report noted that a patient died four days after a procedure from neurological causes. We conducted a root cause analysis which indicated the reports were not related to manufacturing or improper functioning of the device, but were potentially related to device misuse. We have taken action to communicate potential issues related to device misuse to our physician customers and clinical study sites. Off-label use or misuse of our products may not be safe or effective and may result in unfavorable outcomes to patients. Two X-Sizer related reports were due to device motor operation while not actively aspirating. There were four reports of guidewire tip detachment and three reports of the X-Sizer device being caught on a stent. One report of stent breakage while using the X-Sizer device was also received.

Forty-eight of the reports made in 2005 were associated with our stent products. Thirty of these were associated with improper stent deployment, with reports related to Protégé, Paramount Mini, IntraCoil and Primus stent devices. There were nine reports associated with stent fractures related to Protégé, Paramount Mini, IntraCoil and Primus stent devices. There were seven reports of stent movement during placement and one report of a balloon rupture associated with the Primus device. Additionally, five medical device reports were associated with the use of our guidewire products and five medical device reports were isolated incidences associated with our PLAATO device, which occurred outside the United States, one of which included a patient death. The physician indicated the patient death was due to a side effect of sedation.

Advertising and promotion of medical devices are also regulated by the Federal Trade Commission, or FTC, and by state regulatory and enforcement authorities. Recently, some promotional activities for FDA-regulated products have been the subject of enforcement actions brought under health care reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act, competitors and others can initiate litigation relating to advertising claims. Violation of these laws can result in criminal conviction, civil fines and penalties, and significant administrative sanctions.

We have registered with the FDA as a medical device manufacturer. Compliance with regulatory requirements is tested through periodic, pre-scheduled or unannounced facility inspections by the FDA and these inspections may include the manufacturing facilities of our subcontractors. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•       warning letters or untitled letters;

•       fines, injunctions, and civil penalties;

•       recall or seizure of our products;

•       physician notification, or orders for repair, replacement or refund;

•       operating restrictions, partial suspension or total shutdown of production;

•       refusing our request for 510(k) clearance or pre-market approval of new products;

•       withdrawing 510(k) clearance or pre-market approvals that are already granted; and

•       criminal prosecution.

Our manufacturing facility located at 4600 Nathan Lane North, Plymouth, Minnesota was last inspected by the FDA in December 2005. This inspection was conducted to assess the effectiveness of Quality Systems applied to the design and manufacturing of medical devices via a QSR/QSIT audit and to assess process changes, validations and controls associated with moving a PMA controlled product from our New Brighton, Minnesota facility. The inspection resulted in the issuance of a Form FDA-483 listing one inspectional observation. The corrective and preventative actions associated with the inspectional finding have since been completed.

In November 2005, the FDA conducted an inspection of our clinical control activities in our Plymouth, Minnesota facility associated with a pre-market approval application. The inspection was completed without issuance of any Form FDA-483 observations.

Current Pre-market Approvals and 510(k) Pre-market Clearances.   We have received pre-market approval to market our IntraCoil Self-Expanding Peripheral Stent and our IntraStent DoubleStrut lliac Stent. We have received 510(k) clearances to market our Big Easy™ Rotating Y-Connector, Sequel™ Rotating Double Y-Connector, AqWire Hydrophilic Guidewire, Nitrex Guidewire, Babywire™ Guidewire, Amplatz THE GOOSE NECK Snares and Microsnares, PLAATO Sheath Kit, Protégé GPS Self-Expanding Nitinol Biliary Stent System, Protégé 6 Fr. 0.035 Long Biliary Stent System, Protégé 6 Fr. 0.035 BIGS Biliary Stent System, Protégé RX GPS Straight Biliary Stent Systems, IntraCoil Self-Expanding Peripheral Stent, PRIMUS Pre-Mounted Biliary Stent System, ParaMount Mini Pre-Mounted Biliary Stent System, ParaMount DoubleStrut Pre-Mounted Biliary Stent System, ParaMount XS Double Strut Pre-Mounted Biliary Stent System, IntraStent Biliary Stent, IntraStent DoubleStrut Biliary Stent, IntraStent XS DoubleStrut Biliary Stent, IntraStent LD Mega Biliary Stent, IntraStent LD Max Biliary Stent, IntraStent LD DoubleStrut Biliary Stent, Helix ClotBuster Thrombectomy Device, X-Sizer Catheter System, SUBMARINE PLUS PTA balloon and SAILOR PLUS PTA balloon products, AMPHIRION DEEP PTA balloon catheter (1.5-2.0), AMPHIRION DEEP PTA Balloon (2.5-4.0), DIVER C.E. Clot

Extraction Catheter, Diver C.E. Clot Extraction Kit, SKIPPER Guidewires, SilverSpeed® Guidewire, X-Celerator™ Guidewire, X-Pedion™ Guidewires, Mirage Guidewires, HyperGlide Balloon Catheter, HyperForm Balloon Catheter, UltraFlow Flow Directed Microcatheter, Marathon Flow Directed Microcatheter, Rebar® Microcatheter, Nautica™ Microcatheter, Echelon Microcatheter, Cragg-McNamara Infusion Catheter, MicroMewi Infusion Catheter, Prostream® Infusion Wire, Cadence™ Precision Injector, Sapphire Detachable Neurovascular Coils, NXT Detachable Neurovascular Coils, Castaneda Thrombolytic Brush, Pulse Spray Pack, Introducer Sheaths products, Nexus Coils, ONYX AVM and SpideRX Embolic Protection Device for use in carotid artery stenting applications  None of our products are class I devices under FDA regulations, and exempt from the pre-market notification requirements. All of our products are either class II or class III devices. Products presently under submission for 510(k) clearance or pre-market approval include the Protégé EverFlex Self-Expanding Nitinol Stent System, the SpideRX Embolic Protection Device for use in saphenous vein grafts and the Protégé GPS Self-Expanding Nitinol Stent System for carotid stenting applications.

European Union

Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third party, notified body, must approve our products for CE marking. Our Big Easy Rotating Y-Connector, Sequel Rotating Double Y-Connector, SpideRX Embolic Protection Device, AqWire Hydrophillic Guidewire, Nitrex Guidewire, Babywire Guidewire, PLAATO LAA Occlusion System, PLAATO Sheath Kit, Amplatz THE GOOSE NECK Snares and Microsnares, Protégé GPS Self-Expanding Nitinol Stent System, Protégé EverFlex Self-Expanding Stent System, IntraCoil Self-Expanding Peripheral Stent, PRIMUS Pre-Mounted Stent System, ParaMount Mini Pre-Mounted Stent System, ParaMount DoubleStrut Pre-Mounted Stent System, ParaMount XS Double Strut Pre-Mounted Stent System, IntraStent Stent, IntraStent DoubleStrut Stent, IntraStent XS DoubleStrut Stent, IntraStent LD Mega Stent, IntraStent LD Max Stent, IntraStent LD DoubleStrut Stent, Helix ClotBuster Thrombectomy Device, X-Sizer Catheter System, SilverSpeed Guidewire, X-Celerator Guidewire, X-Pedion Guidewires, Mirage Guidewires, HyperGlide Balloon Catheter, HyperForm Balloon Catheter, UltraFlow Flow Directed Microcatheter, Marathon Flow Directed Microcatheter, Rebar Microcatheter, Nautica Microcatheter, Echelon Microcatheter, Cragg-McNamara®  Infusion Catheter, MicroMewi® Infusion Catheter, Prostream Infusion Wire, Cadence Precision Injector, ONYX AVM Liquid Embolic System, ONYX Aneurysm Liquid Embolic System, Sapphire Detachable Neurovascular Coils, NXT Detachable Neurovascular Coils, NEXUS Detachable Neurovascular Coils and Topaz Neurovascular Micro Coils products are CE marked. We cannot assure you that we will be able to obtain the CE mark approval for new products in the future. The CE mark is contingent upon our continued compliance to the applicable regulations and the Quality System Requirements of ISO 13485 standard.

The European Community has regulations similar to that of the FDA for the advertising and promotion of medical devices, clinical investigations, and adverse events. Recognizing that our business continues to expand internationally, we intend to review our compliance with European medical device regulations and update or enhance our procedures and practices.

In particular, medical device regulations in the European Union require that we report incidents of serious deterioration in health or situations in which the incident might have led to death or serious deterioration in health. In addition to the medical device reports listed above, in 2005 we reported eight medical vigilance reports. Two of these reports were patient deaths associated with the use of our PLAATO device. In both cases, there was an embolization of the PLAATO device. One of these two reports was associated with a perforation that may have occurred during a PLAATO device implant procedure. The other report was investigated and determined not to be due to device malfunction. Two of the remaining vigilance reports were associated with fracture of a stent device, one of which was associated with the difficult deployment of a Protégé device. The remaining two reports were associated with movement of a Primus stent during placement, and the fracture of a capture wire of the SpideRX device.

Certification of our quality system for product distribution in the European Union is performed by Société Générale de Surveillance, located in the United Kingdom. The last inspection performed by Société Générale de Surveillance was completed in September 2005. The audit resulted in the identification of one minor non-conformance and no major non-conformances. The identified non-conformance was addressed in accordance with Société Générale de Surveillance requirements.

Japan

In Japan, medical devices must be approved prior to importation and commercial sale by the Ministry of Health, Labor and Welfare, or MHLW. Manufacturers of medical devices outside of Japan which do not operate through a Japanese entity are required to use a contractually bound in-country caretaker to submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy. As part of our approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process ranges in length and certain medical devices may require a longer review period for approval. Once approved, the manufacturer may import the device into Japan for sale by the manufacturer’s contractually bound office, importer or distributor.

After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance with labeling regulations, which prohibit promotion of devices for unapproved uses, and reporting regulations, which require reporting of product malfunctions, including serious injury or death caused by any approved device. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, which may include fines, injunctions, and civil penalties; recall or seizure of our products; operating restrictions; partial suspension or total shutdown of sales in Japan; or criminal prosecution.

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law, or PAL. PAL was substantially revised in July 2002, and the new provisions were implemented in stages through April 2005. The revised law changes class categorizations of medical devices in relation to risk, introduces a third party certification system, strengthens safety countermeasures for biologically derived products and reinforces safety countermeasures at the time of resale or rental. Prior to 2005, the regulations separated medical devices into four classes, which are based on the device classification of the Global Harmonization Task Force. Devices that were formerly Class III and Class IV are now designated highly controlled medical devices. These products are highly regulated and require marketing approval by MHLW. Most of our devices fall into the highly controlled medical device category. The revised law also abolishes the in-country caretaker system and replaces it with the “marketing authorization holder” system. As an interim measure, an in-country caretaker licensed under the PAL in effect prior to April 1, 2005 will be deemed as the marketing authorization holder under the revised PAL if that in-country caretaker had a license to import and distribute the relevant medical devices which was applied for and obtained under the old PAL.

In April 2004, in preparation for the implementation of these revisions, several administrative agencies were merged to form a consolidated organization, the Pharmaceutical and Medical Devices Agency, which is charged with regulation of pharmaceuticals, biologicals and medical devices. The Pharmaceutical and Medical Devices Agency is now responsible for the review of all highly controlled medical device (formerly Class III and Class IV) pre-market approval applications. The Pharmaceutical and Medical Devices Agency also will collect and analyze reports on defective medical devices and is responsible for developing standards for reviewing medical devices.

Review times for our device applications under the new PAL range from one year if clinical data is not required to up to two years if clinical data is required. These review times are expected to be reduced to six months and one year, respectively, as performance standards are released for various product categories. Standards for biliary stents, neurovascular catheters and balloons, guidewires and thrombectomy devices are scheduled for publication in the first half of 2006.

We do not believe that the new PAL regulations will impact the regulatory status of currently approved products, or products with approvals pending prior to April 1, 2005. The new PAL regulations do not impact the existing reimbursement of devices in Japan, which is managed by a separate agency, although reimbursement prices are re-evaluated for all products on a bi-annual basis.

Other regions

Most major markets have different levels of regulatory requirements for medical devices. Modifications to the approved products require a new regulatory submission in all major markets. The regulatory requirements, and the review time vary significantly from country to country. Our products can also be marketed in several other countries that have minimal requirements for medical devices.

You should read the information set forth under “Item 1A. Risk Factors—Our products and facilities are subject to extensive regulation with which compliance is costly and which exposes us to penalties for non-compliance. We may not be able to obtain required regulatory approvals for our products in a cost-effective manner or at all, which could adversely affect our business and results of operations.”

Fraud and Abuse Laws

A variety of federal and state laws apply to the sale, marketing and promotion of medical devices that are paid for, directly or indirectly, by federal or state health care programs, such as Medicare, Medicaid and TRICARE. The restrictions imposed by these laws are in addition to those imposed by the FDA, FTC and corresponding state agencies. Some of these laws significantly restrict or prohibit certain types of sales, marketing and promotional activities by medical device manufacturers. Violation of these laws can result in significant criminal, civil, and administrative penalties, including imprisonment of individuals, fines and penalties and exclusion or debarment from federal and state health care and other programs. Many private health insurance companies also prohibit payment to entities that have been sanctioned, excluded, or debarred by federal agencies.

Anti-Kickback Statute.   The federal health care program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of a good or service, for which payment may be made in whole or part under a federal health care program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors,” beginning in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure health care providers and other parties that they will not be prosecuted under the

Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Government officials have focused recent enforcement efforts on marketing of health care services, among other activities, and recently have brought cases against individuals or entities with sales personnel who allegedly offered unlawful inducements to potential or existing physician customers in an attempt to procure their business.

False Claims Laws.   Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several health care companies have been prosecuted under the false claims laws for allegedly providing free product to physician customers with the expectation that the physician customers would bill federal programs for the product. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Fraud on a Health Benefit Plan and False Statements.   The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

Privacy and Security

HIPAA requires certain “covered entities” to comply with established standards regarding the privacy and security of protected health information and to use standardized code sets when conducting certain electronic transactions. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “business associates”, which effectively obligate the business associates to safeguard the covered entity’s protected health information against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we may become the business associate of one or more covered entities. Accordingly, we may incur compliance related costs in meeting HIPAA-related obligations under business associates agreements to which we become a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.

The European Union has its own privacy standards to which we are subject. Recognizing that our business continues to expand internationally, we intend to review our compliance with these standards and update or enhance our procedures and practices.

Third Party Reimbursement

In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay the cost of a significant portion of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all these payors. Therefore, reimbursement can be quite different from payor to payor. We believe that reimbursement is an important factor in the success of any medical device. Consequently, we seek to obtain reimbursement for all of our products.

Reimbursement in the United States depends on our ability to obtain FDA clearances and approvals to market these products. Reimbursement also depends on our ability to demonstrate the short-term and long-term clinical and cost-effectiveness of our products from the results we obtain from clinical experience and formal clinical trials. We present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals.

The United States Center for Medicare and Medicaid Services, or CMS, sets reimbursement policy for the Medicare program in the United States. CMS policies may alter coverage and payment for vascular device technologies in the future. These changes may occur as the result of National Coverage Decisions issued by CMS headquarters or as the result of local or regional coverage decisions by contractors under contract with CMS to review and make coverage and payment decisions. This administration has a national coverage policy, which provides for the diagnosis and treatment of vascular disease in Medicare beneficiaries. We estimate that more than 50% of vascular procedures are performed on patients covered by Medicare. Commercial payor coverage for vascular disease varies widely across the United States.

All third-party reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. These types of programs and legislative changes to reimbursement policies could potentially limit the amount which health care providers may be willing to pay for medical devices.

International Trade

The sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive governmental trade regulations. A variety of laws and regulations, both in the United States and in the countries in which we transact business, apply to the sale, shipment and provision of goods, services and technology across international borders. Because we are subject to extensive regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities.

As a result of the varying legal and regulatory requirements to which our cross-border activities are subject, we cannot assure you that we are in compliance with these requirements in all respects. There are risks related to our international trading activities. You should read the information set forth under “Item 1A. Risk Factors—The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations and financial condition.”  Recognizing that our business continues to expand internationally, in 2005 we reviewed our trade compliance activities as part of our ongoing commitment to further enhance our compliance policies and procedures. As part of this review, we identified instances in which we may have incorrectly reported information about certain shipments imported into the United States and Europe. We have disclosed these potential reporting errors to customs regulators in the countries of importation in the United States and Europe, and while we believe that no monies are owed to any government as a result of these potential reporting errors other than processing fees of an immaterial amount or value added taxes otherwise due, we may incur penalties, additional fees, value added taxes, interest and duty payments if the customs regulators disagree with our assessment. For example, we are currently in discussions with customs regulators in the United Kingdom concerning whether value added taxes may be owed on certain imports from 2004 and 2005.

Existing laws and regulations significantly affect cross-border transactions and shipments. These laws and regulations govern, among other things, the following activities:

Importing Activities.   We engage in the importation of raw materials, components and finished products into the countries in which we transact business.  We act as importer in many instances, but we also sell and ship goods to third parties who are themselves responsible for complying with applicable trade laws and regulations.

Many countries, including the United States, have overlapping legal and regulatory regimes concerning the importation of goods. The importation of a medical device, for example, may trigger laws and regulations related to a variety of interests, including the collection of duties, health and safety standards, intellectual property rights and national security. This means that in addition to customs laws and regulations, the importation of products can be delayed or denied entry for a variety of reasons, some of which are outside the control of the importer of record and some of which may result from failure to comply with existing legal and regulatory regimes.

In our role as importer, we are directly responsible for complying with customs laws and regulations concerning the importation of our raw materials, components and finished products. If third parties violate customs laws and regulations when engaging in cross-border transactions involving our products, we may be subject to varying degrees of liability depending on our participation in the transaction. In addition, the activities of third parties may cause supply chain disruptions and delays in the distribution of our products that impact our business activities.

Exporting Activities.   We are responsible for compliance with applicable export control and economic sanctions laws and regulations with respect to our export of goods, technology and services to customers and end-users located in countries in which we transact business. We also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If third parties violate applicable export control and economic sanctions laws and regulations when engaging in transactions involving our products, we may be subject to varying degrees of liability dependent upon our participation in the transaction. The activities of third parties may cause disruption or delays in the distribution and sales of our products, or result in restrictions being placed upon our international distribution and sales of products that may materially impact our business activities.

Many countries, including the United States, control the export and reexport of goods, technology and services for reasons including national security, regional stability, antiterrorism policies and the nonproliferation of nuclear, chemical and biological weapons. In certain circumstances, approval from governmental authorities may be required before goods, technology or services are exported or reexported to certain destinations, to certain end-users and for certain end-uses. In addition, governments, including the United States, may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. Because export control and economic sanctions laws and regulations are complex and constantly changing, we cannot assure you that laws and regulations may not be enacted, amended, enforced or interpreted in a manner materially impacting our ability to sell or distribute products.

Antiboycott Laws.   Under United States laws and regulations, U.S. companies and their controlled-in-fact foreign subsidiaries and affiliates are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the United States or between the United States and a foreign country. Currently, the United States considers the Arab League boycott of Israel to constitute an unsanctioned foreign boycott.

We are responsible for ensuring we comply with the requirements of U.S. antiboycott laws for all transactions in which we are involved. If we or third parties violate U.S. antiboycott laws and regulations when engaging in transactions involving our products, we may be subject to varying degrees of liability dependent upon the nature of the transaction and our participation in the transaction. Penalties for any violations of antiboycott laws and regulations could include criminal penalties and civil sanctions such as fines, imprisonment, debarment from government contracts, loss of export privileges and the denial of certain tax benefits, including foreign tax credits, foreign subsidiary deferrals, Foreign Sales Corporation benefits and Interest Charge-Domestic International Sales Corporation benefits.

Antibribery Laws.   Many of the countries in which we transact business have domestic laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. Moreover, some of the transactions in which we and our officers, directors, employees and agents engage may be governed by the legal obligations and standards set forth under the Foreign Corrupt Practices Act and, at times, other laws modeled on the OECD Convention for Combating Bribery of Foreign Public Officials in International Business Transactions. In addition to prohibiting certain bribery-related activity with foreign officials and other persons, these laws provide for recordkeeping and reporting obligations. Penalties for any violations of these anti-bribery laws could include criminal penalties and civil sanctions, such as fines, imprisonment, debarment from government contracts and loss of import and export privileges.

Employees

As of December 31, 2005, we had approximately 880 employees. From time to time, we also employ independent contractors to support our operations.

Manufacturing

We currently have one manufacturing facility located in Plymouth, Minnesota and one manufacturing facility located in Irvine, California. We manufacture our products in a controlled environment and have implemented quality control systems as part of our manufacturing processes. The control systems materially comply with United States FDA Quality System Regulations. We believe we are in material compliance with FDA Quality System Regulations for medical devices, with ISO 9001 quality standards and applicable medical device directives promulgated by the European Union and Canada and ISO/EN 13485, which facilitates entry of our products into the European Union and Canada. The FDA and European Union competent authorities have recently inspected our manufacturing facilities. We rely on independent manufacturers for certain product components and processes.

Intellectual Property Rights

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to aggressively protect our intellectual property that we consider important to our business.

We have developed a patent portfolio internally, as well as through acquisitions, that covers many aspects of our product offerings in the peripheral vascular, neurovascular and cardiovascular markets. As of December 31, 2005, we had 208 issued patents and over 361 pending patent applications in the United States, Europe, Japan, Australia, Canada and other countries throughout the world. The expiration dates of our material patents range from 2009 to 2024. Additionally, we own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products.

We continue to invest in internal research and development of concepts and product ideas for the peripheral vascular, neurovascular and cardiovascular markets. This, combined with our patent program, has increased the number of patentable concepts being generated.

We manufacture and market our products both under our own patents and under our license agreements with other parties. Additionally, we are the sales representative and distributor of product lines of Invatec, which has its own proprietary and patented technology.

While we believe our patents are valuable, our knowledge and experience, our creative product development teams and marketing staff, and our confidential information regarding manufacturing processes, materials and product design, have been equally important in maintaining our proprietary product offering. To protect that value, we have instituted policies and procedures, as well as a requirement that, as a condition of employment, all employees execute a confidentiality agreement relating to proprietary information and the assignment of intellectual property rights to us.

We also rely on unpatented proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with consultants, vendors and employees, although we cannot be certain that the agreements will not be breached, or that we will have adequate remedies for any breach.

There are risks related to our intellectual property rights. You should read the information set forth under “Item 1A. Risk Factors—If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product,” “Item 1A. Risk Factors—We are currently a party to a number of intellectual property claims, the resolution of which could have a material adverse effect on our business and results of operations” and “Item 1A. Risk Factors—If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.”

Forward-Looking Statements

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading “Item 1A. Risk Factors” below.

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Available Information

Our principal executive offices are located at 9600 54th Avenue North, Suite 100, Plymouth, Minnesota 55442. Our telephone number is (763) 398-7000, and our Internet web site address is www.ev3.net. The information contained on our web site or connected to our website is not incorporated by reference into and should not be considered part of this report.

We make available, free of charge and through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available, free of charge and through our Internet web site under the Investor Relations—Corporate Governance section, to any stockholder who requests, the charters of our board committees and our Code of Business Conduct and Code of Ethics for Senior Executive and Financial Officers. Requests for copies can be directed to Investor Relations at (763) 398-7000.

Item 1A.        RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, financial condition, or operating results.

We have a history of operating losses and negative cash flow.

Our operations to date have consumed substantial amounts of cash, and we expect this condition to continue. We had an accumulated deficit of $562.2 million at December 31, 2005. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation. If adequate cash flow is not available to us, our business will be negatively impacted.

Some of our products are emerging technologies or have been recently introduced into the market and may not achieve market acceptance once they are introduced into their markets, which could adversely affect our business.

Even if we are successful in developing safe and effective products that receive regulatory approval, such products may not gain market acceptance. Our market share for our existing products may not grow, and our products that have yet to be introduced may not be accepted in the market. We will need to invest in significant training and education of our physician customers to achieve market acceptance of our products with no assurance of success. In order for any of our products to be accepted, we must address the needs of potential customers and our customers must believe our products are effective and commercially beneficial. However, even if customers accept our products, this acceptance may not translate into sales if our competitors have developed similar products that our customers prefer. If our products do not gain market acceptance or if our customers prefer our competitors’ products, our business could be adversely affected.

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

We cannot assure you that we do not infringe any patents or other proprietary rights held by third parties. In that regard, in March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents. We informed Medtronic that we disagree with Medtronic’s assertions, and have since had several discussions with Medtronic. No lawsuit with respect to this matter has been filed. We also received notice from an individual regarding our Percutaneous Left Atrial Appendage Transcatheter Occlusion device, or PLAATO, which is designed to reduce the risk of stroke by occluding the left atrial appendage, a small pocket attached to the heart’s left upper chamber that has limited functional use and is the location of a majority of blood clots in the heart. The individual claims that he believes the PLAATO device infringes on two of his patents. We have informed this individual that we do not believe that our PLAATO device infringes on these patents. We have also informed this individual of our decision to discontinue the development and commercialization of the PLAATO device. In March 2005, we were served with a complaint by Boston Scientific Corporation and one of our affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe on certain of Boston Scientific’s patents. Boston Scientific is seeking monetary damages from us and to enjoin us from the alleged infringement. We have answered the complaint and intend to vigorously defend this action. In addition, both parties have asked the court to allow additional claims in to the case. Boston Scientific is seeking to add a trade secret misappropriation claim, and we are seeking to counterclaim for infringement of two of our own patents. Prior to MTI’s acquisition of Dendron GmbH, Dendron became involved in litigation in Europe involving patents covering certain of our products, which litigation is still active. Concurrent with MTI’s acquisition of Dendron, MTI initiated a series of legal actions in the Netherlands and the United Kingdom with the primary purpose of asserting both invalidity and non-infringement by it of certain patents held by others with respect to detachable coils and certain delivery systems. In addition, the patent holders against whom MTI initiated the actions in the Netherlands and the United Kingdom have initiated legal actions against MTI in the United States that allege infringement by MTI of certain patents held by them.

Because these matters are in early or mid-level stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations. If our products were found to infringe on any proprietary rights of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products, which could in turn have a material adverse effect on our business, financial condition and results of operations. Litigation may also be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own. See “Item 3. Legal Proceedings” and Note 18 to our consolidated financial statements included in this report.

We may also be subject to disputes as to the ownership of patents that we may develop with other companies. Such disputes could result in the enjoining of sales of our products or us being required to pay commercially unreasonable licensing fees. If this occurs, our net sales or the cost of selling the infringing product, and therefore our results of operations, would be negatively affected.

If there is a disruption in the supply of the products of Invatec S.r.l. that we distribute or if our relationship with Invatec is impaired, our net sales and results of operations would be adversely impacted.

We have entered into an agreement with Invatec S.r.l., or Invatec, an Italian manufacturer of endovascular medical devices which prior to our arrangement have not been marketed or sold under the Invatec brand in the United States, to distribute Invatec’s branded products throughout the United States. Although our contract with Invatec gives us the exclusive right to market Invatec’s products using the Invatec brand in the United States, Invatec retained the right to sell its products into the United States under other brands, which it currently does. We increased our U.S. cardio peripheral sales force by adding 40 new sales representatives in 2004 partially in reliance on this agreement and have invested significantly in regulatory, intellectual property and clinical activities to support the introduction and ongoing sales/marketing of Invatec’s products in the United States. Our success in marketing the Invatec products is dependent on our sales personnel being proficient in the product line, building physician relationships and executing sales orders. If we are unable to market Invatec’s products successfully or if our agreement with Invatec is terminated, our net sales and results of operations would suffer. If we do not meet our performance requirements under the agreement, the agreement may be terminated by Invatec and we may be obligated to make substantial payments to Invatec. In addition, even if we market Invatec’s products successfully, if Invatec is unable to produce enough of its products to meet our demands, including if Invatec sells its inventory to our competitors rather than to us for marketing under their own brands, we may not be able to meet our customers’ demands and our net sales and results of operations may suffer. We also may not be successful in managing the larger inventory and greater variety of product offerings that we experience in connection with our Invatec relationship and our net sales and results of operations may be adversely impacted.

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

Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. For example, foreign countries generally do not allow patents to cover methods for performing surgical procedures. If we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more directly with us, which could adversely affect our competitive position and business.

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

We have relied to date principally on our manufacturing facilities in Plymouth, Minnesota and in Irvine, California and our former facility in New Brighton, Minnesota. We closed our New Brighton, Minnesota manufacturing facility in July 2005 and moved our operations to our Plymouth facility. In addition, in October 2005, we entered into a lease for new space in Irvine, California to which we will relocate our existing Irvine operations, including our manufacturing facility. The Plymouth and Irvine facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event one of our two facilities was affected by a disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility. In the case of a device with a pre-market approval application we may be required to obtain prior U.S. Food and Drug Administration, or FDA, or notified body approval of an alternate manufacturing facility, which could delay or prevent our marketing of the affected product until such approval is obtained. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. It is also possible that one of our competitors could claim that our manufacturing process violates an existing patent. If we were unsuccessful in defending such a claim, we may be forced to stop production at one or both of our manufacturing facilities in the United States and to seek alternative facilities. Even if we are able to identify such alternative facilities, we may incur additional costs and may experience a disruption in the supply of our products until those facilities are available. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore may adversely affect our net sales and results of operations. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demand of our customers and these customers may cancel orders or purchase products from our competitors, which could adversely affect our business and results of operations.

If we lose the services of our chief executive officer or other key personnel, we may not be able to manage our operations and meet our strategic objectives.

Our future success depends, in large part, on the continued service of James M. Corbett, our president and chief executive officer. Mr. Corbett’s continuation with us is integral to our future success, based on his significant expertise and knowledge of our business and products. Although we have key person insurance with respect to Mr. Corbett, any loss or interruption of the services of Mr. Corbett could significantly reduce our ability to effectively manage our operations and implement our strategy. Also, we depend on the continued service of key managerial, scientific, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel, especially experienced medical device sales personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. Any loss or interruption of the services of our other key personnel or any employee slowdowns, strikes or similar actions could also significantly reduce our ability to effectively manage our operations and meet our strategic objectives because we cannot assure you that we would be able to find appropriate replacement personnel should the need arise.

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

In addition, the FDA, and foreign regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components. In the case of a device with a pre-market approval application, we may be required to obtain prior FDA approval of a new supplier, which could delay or prevent our access or use of such raw materials or components or our marketing of affected products until such approval is granted. In the case of a device with clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, which we refer to as a 510(k), we may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers and obtain any necessary FDA approvals. Our suppliers of finished goods are also subject to regulatory inspection and scrutiny. Any adverse regulatory finding or action against those suppliers could impact their ability to supply us goods for distribution and sale.

Our inability to successfully grow through acquisitions, our failure to integrate any acquired businesses successfully into our existing operations or our discovery of previously undisclosed liabilities could negatively affect our business and results of operations.

In order to build our core technology platform, we have acquired several businesses since our inception. Most recently, in January 2006, we completed our acquisition of the outstanding shares of MTI that we did not already own and are in the process of integrating certain of MTI’s operations into our operations. We expect to actively pursue additional acquisitions in the future as a component of our business strategy. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate attractive candidates on favorable terms and to obtain any necessary financing. Our inability to complete one or more acquisitions could impair our ability to develop our product lines and to compete against many industry participants, many of whom have product lines broader than ours. Our previous acquisitions, including our most recent acquisition of the remaining ownership interest of MTI, and any future acquisitions involve risks, including:

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

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to our stockholders.

Our capital requirements depend on many factors, including the amount of expenditures on intellectual property and technologies, the number of clinical trials which we conduct, new product development and new product acquisition. To the extent that our existing capital is insufficient to meet these requirements and cover any losses, we will need to raise additional funds through financings or borrowings or curtail our growth and reduce our assets. From time to time we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio. We have historically relied on financing from Warburg Pincus and The Vertical Group, but there can be no assurance that Warburg Pincus, The Vertical Group or other investors will provide such financing in the future. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings as well as in any future acquisitions may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Our sales would decline if our customers or our patients cannot obtain third party reimbursement for their purchases of our products.

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

Even if regulatory approval or clearance of a product is granted, the approval or clearance could limit the uses for which the product may be labeled and promoted, which may limit the market for our products. Further, for a marketed product, our manufacturers and manufacturing facilities are subject to periodic reviews and inspections by FDA and foreign regulatory authorities. Subsequent discovery of problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions. In addition, regulatory agencies may not agree with the extent or speed of corrective actions relating to product or manufacturing problems.

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

When required, with respect to the products we market in the United States, we have obtained pre-market notification clearance under Section 510(k), but we do not believe certain modifications we have made to our products require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be subject to enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) notification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain pre-market approval application process. Products that are approved through a pre-market approval application generally need FDA approval before they can be modified. If we fail to submit changes to products developed under investigational device exemptions or pre-market approval applications in a timely or adequate manner, we may become subject to regulatory actions.

Because we are subject to extensive regulation in the countries in which we operate, we are subject to the risk that regulations could change in a way that would expose us to additional costs, penalties or liabilities. For example, in the United States we sell a number of our products to physicians who may elect to use these products in ways that are not within the scope of the approval or clearance given by the FDA or for other than FDA-approved indications, often referred to as “off-label” use. There are laws and regulations prohibiting the promotion of products for such off-label use which restrict our ability to market our products and could adversely affect our growth. Although we have strict policies against the unlawful promotion of products for off-label use and we train our employees on these policies, it is possible that one or more of our employees will not follow the policies, or that regulations would change in a way that may hinder our ability to sell such products or make it more costly to do so, which could expose us to financial penalties as well as loss of approval to market and sell the affected products. If we want to market any of our products for use in ways for which they are not currently approved, we may need to conduct clinical trials and obtain approval from appropriate regulatory bodies, which could be time-consuming and costly. In addition, off-label use may not be safe or effective and may result in unfavorable outcomes to patients, resulting in potential liability to us. Penalties or liabilities stemming from off-label use could have a material adverse effect on our results of operations. In addition, if physicians cease or lessen their use of products for other than FDA-approved indications, sales of our products could decline, which could materially adversely affect our net sales and results of operations.

If additional regulatory requirements are implemented in the foreign countries in which we sell our products, the cost of developing or selling our products may increase. For example, in Japan, new regulations became effective on April 1, 2005 which increase the regulatory and quality assurance requirements for both our manufacturing facilities and our offices located in Japan in order to obtain and maintain regulatory approval to market our products there. While parts of new regulations are still being defined, we expect that these new regulations will result in higher costs and delays in securing approval to market our products in Japan. In addition, we depend on our distributors outside the United States in seeking regulatory approval to market our devices in other countries and we are therefore dependent on persons outside of our direct control to secure such approvals. For example, we are highly dependent on distributors in emerging markets such as China and Brazil for regulatory submissions and approvals and do not have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters. If our distributors fail to obtain the required approvals or do not do so in a timely manner, our net sales from our international operations and our results of operations may be adversely affected.

In addition, our business, properties and products are subject to foreign, federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. Because we operate real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and results of operations.

A number of our products are in clinical trials. If these trials are unsuccessful, or if the FDA or other regulatory agencies do not accept the results of such trials, these products may not successfully come to market and our business prospects may suffer.

Several of our products are in the early stages of development. Some of our products only recently emerged from clinical trials and others have not yet reached the clinical trial stage. Our current trials include the CREATE trial designed to evaluate the use of our SpideRX Embolic Protection Devices and our Protégé Self-Expanding Stent System in carotid artery stenting procedures in patients who are high risk candidates for carotid endarterectomy. We cannot assure you that we will be successful in reaching the endpoints in these trials or, if we do, that the FDA or other regulatory agencies will accept the results and approve the devices for sale. Further, we continually evaluate the potential financial benefits and costs of our clinical trials and the products being evaluated in them. If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical trial and/or the development of a product. For example, in September 2005, we decided to discontinue the development and commercialization of our PLAATO device. Although we recently had obtained conditional approval from the FDA for an investigational device exemption, or IDE, clinical trial for our PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at such time.

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

We derive a significant portion of our net sales from operations in international markets. For the years ended December 31, 2005 and December 31, 2004, 46.3% and 50.4% of our net sales, respectively, were derived from our international operations. Our international distribution system consisted of eight direct sales offices and approximately 44 stocking distribution partners as of December 31, 2005. In addition, we purchase some components and products from international suppliers. The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance. In 2005, we reviewed our trade control practices as part of our ongoing commitment to further enhance our compliance policies and procedures. As part of this review, we identified instances in which we may have incorrectly reported information about certain shipments imported into the United States and Europe. We have disclosed these potential reporting errors to customs regulators in the countries of importation in the United States and Europe, and while we believe that no monies are owed to any government as a result of these potential reporting errors other than processing fees of an immaterial amount or value added taxes otherwise due, we may incur penalties, additional fees, value added taxes, interest and duty payments if the customs regulators disagree with our assessment. For example, we are currently in discussions with customs regulators in the United Kingdom concerning whether value added taxes may be owed on certain imports from 2004 and 2005. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic and/or social instability. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

•       longer payment cycles;

•       difficulties in maintaining consistency with our internal guidelines;

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

Because the majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported net sales and earnings are subject to fluctuations in foreign exchange rates. Our international net sales were unfavorably affected by the impact of foreign currency fluctuations totaling $203 thousand in 2005 and favorably affected by $2.7 million in 2004. We cannot assure you that we will benefit from the impact of foreign currency fluctuations in the future and foreign currency fluctuations in the future may adversely affect our net sales and earnings. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. If we engage in hedging activities in the future, such activities may not limit our underlying exposure from currency fluctuations or minimize our net sales and earnings volatility associated with foreign currency exchange rate changes. In addition, our hedging activities may also involve some risk.

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

The Appriva acquisition agreement contains four milestones to which payments relate. The first milestone was required by our terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. We believe these allegations are without merit and intend to vigorously defend this action. However, the defense and resolution of this or any similar dispute could be costly and may divert our management’s time and attention away from our business. On or about November 21 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors, have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims: misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. On September 27, 2005, we announced our decision to discontinue the development and commercialization of our PLAATO device, which is the technology we acquired in the Appriva transaction. While we do not believe that it is likely that we will have obligations with respect to the first or other milestones, as discussed above, it is possible that a court could disagree and require us to make such payments. The defense of the outstanding litigation related to our Appriva acquisition will be costly and time-consuming. In the event any such milestone payments become due and/or any other damages become payable, our costs would increase correspondingly which would negatively impact our cash flow from operations, as well as divert our management’s time and attention away from our business.

We rely on our independent sales distributors and sales associates to market and sell our products outside of the United States, Canada, Europe and Japan.

Sales of our products in locations outside of the United States, Canada, Europe and Japan represented 13% of our net sales in both fiscal 2005 and 2004. Our success outside of the United States, Canada, Europe and Japan depends largely upon marketing arrangements with independent sales distributors and sales associates, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales associates may terminate their relationship with us, or devote insufficient sales efforts to our products. We do not control our independent distributors and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States, Canada, Europe and Japan initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our existing relationships with our independent distributors and sales associates outside of the United States, Canada, Europe and Japan, or our failure to recruit and retain additional skilled independent sales distributors and sales associates in these locations, could have an adverse effect on our operations. We have experienced turnover with some of our independent distributors in the past that has adversely affected our short-term financial results while we transitioned to new independent distributors. Similar occurrences could happen in the future.

If physicians do not recommend and endorse our products, our sales may decline or we may be unable to increase our sales.

In order for us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to products of our competitors, and on training physicians in the proper application of our products. If we are not successful in obtaining the recommendations or endorsements of physicians for our products, our sales may decline or we may be unable to increase our sales.

If we fail to comply with the U.S. Federal Anti-Kickback Statute and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business and results of operations.

A provision of the Social Security Act, commonly referred to as the Federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federal health care program. The Federal Anti-Kickback Statute is very broad in scope and many of our provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, most of the states in which our products are sold have adopted laws similar to the Federal Anti-Kickback Statute, and some of these laws are even broader than the Federal Anti-Kickback Statute in that their prohibitions are not limited to items or services paid for by a federal health care program but, instead, apply regardless of the source of payment. Violations of the Federal Anti-Kickback Statute may result in substantial civil or criminal penalties and exclusion from participation in federal health care programs.

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

If we experience a delay in the proposed relocation of our existing manufacturing facility in Irvine, California, the production of our neurovascular products may be delayed.

In October 2005, we entered into a lease for approximately 96,400 square feet of new office, manufacturing and research facilities located in Irvine, California. We expect to occupy the new facilities and vacate our existing facilities in Irvine in April 2006. Our new facilities, which include expanded manufacturing capacity compared to our current facility in Irvine, will need to be qualified by regulatory agencies, including the FDA, prior to us being able to manufacture products at the new location. If we are not able to complete our relocation in a timely manner, the production of our neurovascular products may be delayed and our net sales and business could be materially adversely affected.

Our business, net sales and results of operations may suffer if we do not pass the required regulatory inspections for our locations for manufacturing peripheral stents and our neurovascular products.

We closed our New Brighton, Minnesota manufacturing facility in July 2005 and are still in the process of integrating our manufacturing operations formerly located in New Brighton, Minnesota, where we manufactured our peripheral stent product line, with our manufacturing operations in Plymouth, Minnesota. In addition, we intend to relocate our existing Irvine, California operations, including our manufacturing facility for our neurovascular products, to the new space we have leased in Irvine. We are required to pass regulatory inspections of the FDA, and possibly other regulatory agencies of countries in which we sell our products, anytime we transfer manufacturing operations to a new location. If we do not pass these inspections or do not pass them on our expected schedule, we may not have sufficient inventory of various products, which may result in a backlog of orders, customer dissatisfaction and a reduction in sales. Consequently, our business, net sales and results of operations may suffer. In addition, we are required to submit a pre-market approval supplement application to the FDA for approval of the change in manufacturing facilities for any devices marketed under a pre-market approval application. If we do not obtain timely approval of any required supplement application, our business, net sales and results of operations may also be negatively impacted.

One of our families of products generates a large portion of our net sales. Our net sales and business prospects would be adversely affected if sales of this product were to decline.

We are dependent on our Protégé GPS family of stents, which generated approximately 20% of our net sales in fiscal 2005 and more than 10% of our net sales in fiscal 2004. If our Protégé GPS stents were to no longer be available for sale in any key market because of regulatory, intellectual property or any other reason, our net sales from these products and from products that typically constitute ancillary purchases would significantly decline. A significant decline in our net sales could also negatively impact our product development activities and therefore our business prospects.

In March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents, as described above. We informed Medtronic that we disagree with their assertions, and have since had several discussions with Medtronic. No lawsuit with respect to this matter has been filed.

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

We are continually engaged in product development and improvement programs, and new products represent a significant component of our growth rate. We may not be able to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the endovascular device market. If we do not continue to introduce new products and technologies, or if our new products and technologies are not accepted, we may not be successful and our business would suffer. Moreover, many of our clinical trials have durations of several years and it is possible that competing therapies, such as drug therapies, may be introduced while our products are still undergoing clinical trials. This could reduce the potential demand for our products and negatively impact our business prospects. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products or render our products obsolete.

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

Our ability to use, or the amount of, our net operating losses may be limited or reduced. The businesses purchased by us in 2001 and 2002 experienced “ownership changes” within the meaning of Section 382 of the Internal Revenue Code. Generally, a change of more than 50 percentage points in the ownership of a company’s shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change, and these ownership changes limit our ability to use the acquired company’s net operating losses. Furthermore, the number of shares of our common stock issued in our initial public offering and in our recent transaction with MTI may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, our ability to use our existing net operating losses that are not currently subject to limitation to offset U.S. federal taxable income if we become profitable may also become subject to substantial limitations. Further, the amount of our net operating losses could be reduced if any tax deductions taken by us are limited or disallowed by the Internal Revenue Service. All of these limitations could potentially result in increased future tax liability for us.

One of our principal stockholders and its affiliates are able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

As of February 15, 2006, Warburg Pincus beneficially owned approximately 66.6% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

As a result of Warburg Pincus’ share ownership and representation on our board of directors, Warburg Pincus is able to influence all affairs and actions of our company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of our principal stockholder may differ from the interests of our other stockholders. For example, Warburg Pincus could oppose a third party offer to acquire our company that our other stockholders might consider attractive, and the third party may not be able or willing to proceed unless Warburg Pincus supports the offer. In addition, if our board of directors supports a transaction requiring an amendment to our certificate of incorporation, Warburg Pincus is currently in a position to defeat any required stockholder approval of the proposed amendment. If our board of directors supports an acquisition of our company by means of a merger or a similar transaction, the vote of Warburg Pincus alone is currently sufficient to approve or block the transaction under Delaware law. In each of these cases and in similar situations, our other stockholders may disagree with Warburg Pincus as to whether the action opposed or supported by Warburg Pincus is in the best interest of our stockholders.

Certain of our principal stockholders may have conflicts of interests with our other stockholders or our company in the future.

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

These principal stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Furthermore, these principal stockholders may have an interest in us pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our stockholders. In addition, these principal stockholders’ rights to vote or dispose of equity interests in us are not subject to restrictions in favor of us other than as may be required by applicable law.

We are a “controlled company” within the meaning of the NASDAQ National Market listing requirements and, as a result, are exempt from certain corporate governance requirements.

Because Warburg Pincus controls more than 50% of the voting power of our common stock, we are considered to be a “controlled company” for the purposes of the NASDAQ listing requirements. As such, we are permitted, and have elected, to opt out of NASDAQ listing requirements that would otherwise require our board of directors to have a majority of independent directors, our board nominations to be selected, or recommended for the board’s selection either by a nominating committee comprised entirely of independent directors or by a majority of our independent directors and our compensation committee to be comprised entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving our company that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 100 million shares of “blank check” preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire our company. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with approximately one third of the directors coming up for reelection each year. Having a staggered board makes it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of our company that is not favored by our board of directors.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of our company that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. Under one such exception, Warburg Pincus does not constitute an “interested stockholder.”

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and NASDAQ, have required changes in our corporate governance practices. These rules and regulations have increased our legal and financial compliance costs significantly and make some activities more time-consuming and costly. For example, in anticipation of becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

As of December 31, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated statement of cash flows. Specifically, we incorrectly reported an interest payment on demand notes payable as a financing cash out-flow instead of an operating cash out-flow in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended July 3, 2005 and October 2, 2005. Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of December 31, 2005. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Although we have taken steps to remediate the material weakness that existed as of December 31, 2005, we cannot assure that this control deficiency will not result in a misstatement in the future. These steps include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with generally accepted accounting principles.

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

Our management and audit committee agreed that the conditions identified by our independent registered public accounting firm in their audits of the consolidated financial statements for the years ended December 31, 2003 and 2004 constituted a material weakness. We developed a plan to address this material weakness that included the addition of a new chief financial officer, a director of external reporting and additional professional accounting personnel. On an interim basis, we engaged two senior financial consultants in the fourth quarter of 2004 to provide an immediate expansion in our technical finance and accounting resources. These individuals were retained through June 2005 to ensure adequate time for transition to our new full-time employees. Effective April 2005, we hired a new chief financial officer, who has 19 years of experience in the medical device manufacturing industry working for both public and private companies. We also hired a new controller in April 2005, who came to us from a Big Four public accounting firm and has significant experience in both public and private accounting. Our controller oversees external reporting with assistance from a newly hired senior analyst. Our prior controller, who has been with us for approximately four years, has become our Director of International Finance. In May 2005, we added an additional senior staff level accounting position. With the addition of these individuals, we believe that we have a sufficient number of skilled personnel to reasonably ensure that we have the ability to produce financial statements free from material misstatements. We have also engaged a consulting firm to assist us in assessing our internal control over financial reporting and remediating any control deficiencies. As a result of these measures, we have concluded that the material weakness identified by our independent registered public accounting firm in connection with their audits of our consolidated financial statements for the years ended December 31, 2003 and 2004 was fully remediated as of October 2, 2005. However, we will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and NASDAQ, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements of Section 404 by our December 31, 2006 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or NASDAQ. This type of action could adversely affect our financial results or investors’ confidence in us and our ability to access capital markets, and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and NASDAQ. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Our corporate headquarters is located in Plymouth, Minnesota. Our peripheral vascular and cardiovascular businesses are headquartered in Plymouth, Minnesota and include our sales, manufacturing, warehousing, research and development and administrative activities. The sales, manufacturing and research and development activities of our neurovascular business is primarily located in Irvine, California. Outside the United States, our European headquarters is in Paris, France, and includes our sales and marketing, and administrative activities. Our European warehouse facilities are located in Maastricht, Netherlands and London, England. In addition to our sales office in Paris, we have European sales and marketing offices in Bonn, London, Madrid, Maastricht, Milan and Stockholm. In the Pacific Rim, we have sales and distribution facilities in Tokyo, Japan.

Our manufacturing, research and development functions operate from a 64,000 square feet facility in Plymouth, Minnesota. The Plymouth property is subject to a lease that extends to October 31, 2009. In August 2005, we entered into a lease for approximately 31,718 square feet of additional space for our corporate headquarters in Plymouth, Minnesota. This lease has a term of 52 months commencing on November 1, 2005. We also occupy an approximately 43,000 square feet facility in Irvine, California, which is subject to a month-to-month lease. In October 2005, we entered into a lease for approximately 96,400 square feet of space in Irvine, California to which we intend to relocate the manufacturing and research and development functions associated with our neurovascular business in April 2006. The lease has a term of five years commencing on the date that the landlord substantially completes certain improvements to the premises, and we will have the option to extend the lease for an additional six years. Our distribution center in the United States is located in Brooklyn Park, Minnesota and occupies 16,000 square feet. Our European warehouse facility in Maastricht, Netherlands occupies 6,900 square feet and we also have a smaller warehouse facility in London, England.

ITEM 3.                LEGAL PROCEEDINGS

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings.

In September 2000, Dendron, which was acquired by MTI in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the court issued a written decision that EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from producing and selling the devices, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (MTI joined Dendron in this action in connection with its acquisition of Dendron), and by filing nullity proceedings with the German Federal Patents Court against the German component of the other two patents. The opposition proceedings with the EPO on the one patent are complete, and the EPO has rejected the opposition and has upheld the validity of the one patent. Dendron retains the right to file a nullity action in Germany against the patent. All three Appeal proceedings are currently stayed on the basis of the validity challenges brought by Dendron.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff. The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent. The patent involved is the same patent that was involved in the case before the English Patents Court discussed below and that was ruled by a Dutch court to be invalid, also as discussed below. The opposition proceedings on the patent are complete, and the EPO has rejected the opposition and has upheld the validity of the patent. Dendron has now filed a domestic German nullity action against that patent. The infringement case is under appeal. The appeal has been stayed pending the outcome of the nullity action filed against the patent.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of December 31, 2005, approximately $800 thousand was recorded in accrued liabilities in our consolidated financial statements included in this annual report on Form 10-K. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that MTI’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Pursuant to the court’s ruling, MTI has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by MTI since September 27, 2002. In February 2005, MTI received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.3 million as of December 31, 2005, with which we disagree. Court hearings will be held regarding these claims. MTI has filed an appeal with the Dutch court, and believes that since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and MTI intends to continue such compliance. Because we believe that MTI has valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, Accounting for Contingencies. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, MTI initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that MTI’s products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by MTI. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay MTI’s costs associated with the legal action, including interest. As a result, MTI received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 thousand based on the dates of receipt), which MTI recorded as a reduction of litigation expense upon receipt of such funds in February and March 2005. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by MTI in such litigation and a court hearing on these costs is expected in June 2006. As a result of the interim settlement, we anticipate that MTI will no longer be involved in litigation on this matter in the United Kingdom, although no assurance can be given that no other litigation involving MTI may arise in the United Kingdom.

In the United States, concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, MTI initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by MTI and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed MTI’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against MTI in the United States District Court for the Northern District of California alleging infringement by MTI with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. MTI filed a counterclaim against the University of California asserting non-infringement by MTI, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, MTI filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. Cross-motions for summary judgment on MTI’s inequitable conduct claim have been briefed and are pending before the court. A trial date has not been set. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

In March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents. We informed Medtronic that we disagreed with Medtronic’s assertions, and subsequently had several discussions with Medtronic. No lawsuit with respect to this matter has been filed.

On March 30, 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents. This action was brought in the United States District Court for the District of Minnesota. We have answered the complaint and now both parties are seeking to introduce new claims into the case. Boston Scientific is seeking to add a claim for misappropriation of trade secrets, and we are seeking to add counterclaims for patent infringement of two of our own patents. We intend to vigorously defend this action. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. We believe these allegations are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint. A hearing was held on this motion in January 2006 after which the court took the motion under advisement. The parties have not engaged in any discovery.

On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors, have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims: misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. We have filed a motion to dismiss the complaint, which is scheduled for a hearing on March 27, 2006. The parties have not engaged in any discovery.

Because both of these Appriva acquisition related matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

On October 11, 2005, a purported stockholder class action lawsuit purportedly on behalf of MTI’s minority shareholders was filed in the Delaware Court of Chancery against MTI, MTI’s directors and us challenging our previously announced exchange offer with MTI. The complaint alleged the then-proposed transaction constituted a breach of defendants’ fiduciary duties. The complaint sought an injunction preventing the completion of the transaction with MTI or, if the transaction were to be completed, rescission of the transaction or rescissory damages, unspecified damages, costs and attorneys’ fees and expenses. On January 6, 2006, we completed the transaction with MTI. We believe this lawsuit is without merit and plan to defend it vigorously. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is listed for trading on the NASDAQ National Market under the symbol “EVVV.”  Our common stock has traded on the NASDAQ National Market since the date of our initial public offering on June 16, 2005.

The following table sets forth, in dollars and cents (in lieu of fractions), the high and low daily sales prices for our common stock, as reported by the NASDAQ National Market, for each fiscal quarter on which our common stock was listed for trading on NASDAQ.

2005	High	Low
Second Quarter (beginning June 16, 2005)	$14.82	$13.25
Third Quarter	$21.17	$12.30
Fourth Quarter	$20.93	$11.81

Number of Record Holders; Dividends

As of February 15, 2006, there were 68 record holders of our common stock. To date, we have not declared or paid any cash dividends on our common stock.

Recent Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2005, we did not issue or sell any equity securities without registration under the Securities Act of 1933, as amended.

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

After deduction of offering expenses, we received net proceeds of approximately $154.9 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option. As of December 31, 2005, the proceeds from our initial public offering and available cash were used as follows:  $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on demand notes, $47.2 million for general corporate purposes and the remaining net proceeds were invested in short-term, investment-grade, interest bearing securities. We cannot predict whether the proceeds will yield a favorable return. Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg Pincus, which is our majority stockholder, and Vertical Group, which is one of our stockholders, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.

We expect to use the remaining $71.2 million in net proceeds from our initial public offering for general corporate purposes. Our management has broad discretion as to the use of the net proceeds. We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business. As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2005. Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding stock options.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data set forth the results of operations and balance sheet data of our company.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per unit and per share amounts)
Results of Operations:
Net sales	$133,696	$86,334	$67,639	$37,084	$13,318
Operating expenses:
Cost of goods sold	55,094	39,862	30,218	16,930	5,797
Sales, general and administrative	130,427	103,031	82,479	48,139	15,773
Research and development	39,280	38,917	45,145	32,994	9,609
Amortization of intangible assets	10,673	9,863	12,078	17,370	2,287
(Gain) loss on sale of assets, net	200	(14,364)	14	—	—
Acquired in-process research and development	868	—	488	104,192	16,668
Total operating expenses	236,542	177,309	170,422	219,625	50,134
Loss from operations	(102,846)	(90,975)	(102,783)	(182,541)	(36,816)
Other (income) expense:
Gain on sale of investments, net	(4,611)	(1,728)	(3,409)	(7,386)	—
Interest (income) expense, net	9,916	25,428	12,673	1,123	—
Equity loss of investee	—	—	—	2,160	8,363
Minority interest in loss of subsidiary	(2,013)	(13,846)	(3,808)	(13,258)	(6,516)
Other (income) expense, net	3,360	(1,752)	(1,606)	(172)	353
Loss before income taxes	(109,498)	(99,077)	(106,633)	(165,008)	(39,016)
Income tax expense (benefit)	526	196	303	172	(1,222)
Net loss	(110,024)	(99,273)	(106,936)	(165,180)	(37,794)
Accretion of preferred membership units to redemption value(1)	12,061	23,826	7,651	—	—
Net loss attributable to common unit/share holders	$(122,085)	$(123,099)	$(114,587)	$(165,180)	$(37,794)
Net loss per common unit/share(2):
Basic and diluted	$(4.48)	$(57.44)	$(130.67)	$(224.49)	$(68.46)
Weighted average units/shares outstanding:
Basic and diluted	27,242,712	2,142,986	876,894	735,786	552,086

	As of December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$69,592	$20,131	$23,625	$4,174	$44,690
Short-term investments	12,000	—	—	—	—
Current assets	151,675	68,609	58,687	24,565	54,345
Total assets	296,828	212,046	207,023	184,397	112,360
Current liabilities excluding demand notes	37,671	36,025	32,379	32,513	13,958
Demand notes payable-related parties	—	299,453	213,033	108,199	—
Total liabilities	38,523	336,180	250,676	141,706	14,577
Preferred membership units	—	254,028	230,202	204,513	94,216
Total members’ and stockholders’ equity (deficit)	245,455	(394,472)	(285,672)	(183,015)	(26,998)

(1)          The accretion of preferred membership units to redemption value presented above is based on the rights to which the Class A and Class B preferred membership unit holders of ev3 LLC were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Notwithstanding this accretion right, in connection with the merger of ev3 LLC with and into ev3 Inc., each membership unit representing a preferred equity interest in ev3 LLC was converted into the right to receive one share of our common stock and did not receive any additional rights with respect to the liquidation preference. As a result, no further accretion related to these preferred units will be recorded.

(2)          Net loss per common unit/share and number of units/shares used in per unit/share calculations reflect our June 21, 2005 one for six reverse stock split for all periods presented.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Item 1. Business—Forward-Looking Statements” of this report. The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report.

Overview

We are a global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders. Our broad product portfolio is focused on applications in each of the three sub-markets of the endovascular device market: peripheral vascular, cardiovascular and neurovascular. We sell over 100 products consisting of over 1,000 SKUs in these markets. From 2000 to 2002, our investor group acquired certain of the assets in our cardio peripheral division to build the foundation of our current peripheral and cardiovascular product portfolios. During this period, our investor group also purchased certain neurovascular assets to expand our neurovascular product portfolio and, through a series of investments, obtained a controlling investment in Micro Therapeutics, Inc., or MTI. MTI was previously our majority owned subsidiary, with the remaining shares being publicly held. In January 2006, we acquired the shares of MTI’s common stock not owned by us, as a result of which MTI became our wholly owned subsidiary. (See Note 23 in the notes to the consolidated financial statements). We have dedicated significant capital and management effort to advance our acquired technologies and broaden our product lines in order to execute our strategies.

We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and Japan and have established distribution relationships in other large international markets. Our corporate headquarters and our manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Outside of the United States, our primary offices are in Paris, France and Tokyo, Japan. During the year ended December 31, 2005, approximately 46.3% of our net sales were generated outside of the United States, as a result of which we are sensitive to risks related to fluctuation in exchange rates, which could affect our business results in the future.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 210 representatives, including those of MTI, as of December 31, 2005 in the United States, Canada, Europe and Japan. Our direct sales representatives accounted for approximately 87% of our net sales during the year ended December 31, 2005, with the balance generated by independent distributors. In 2004, we increased our U.S. direct sales force from 56 to 94. In 2005, our U.S. direct sales force grew to 99. In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system. As a result, our costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $562.2 million at December 31, 2005. Consequently, we have financed our operations through debt and equity offerings. We expect to continue to generate operating losses for at least the next 12 months.

Our cash, cash equivalents and short-term investments available to fund our current operations were $81.6 million at December 31, 2005. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses. We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, which we refer to collectively as Warburg Pincus, and The Vertical Group L.P. and certain of its affiliates, which we refer to collectively as The Vertical Group. In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses. We invested the remaining portion of the net proceeds in short-term, investment-grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering, and expect to continue to do so. We expect our cash balances to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money. We believe our cash, cash equivalents and short-term investments will be sufficient to meet our liquidity requirements through at least the next 12 months.

We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. We intend to capitalize on this market opportunity by the continued introduction of new products. We expect to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with acquisitions or other external collaborations. Additionally, our growth has been, and will continue to be, impacted by our expansion into new geographic markets and the expansion of our direct sales organization in existing geographic markets.

We report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our cardio peripheral segment contains products that are used in both cardiovascular and peripheral vascular procedures by cardiologists, radiologists and vascular surgeons. Our neurovascular segment contains products that are used primarily by neuro-radiologists and neurosurgeons. Our sales activities and operations are aligned closely with our business segments. We generally have dedicated cardio peripheral sales teams in the United States and Europe that target customers who often perform procedures in both anatomic areas (cardiovascular and peripheral vascular). We generally have separate, dedicated neurovascular sales teams in the United States and Europe that are specifically focused on this customer base. Our neurovascular operations are substantially comprised of our interest in MTI, which was a majority-owned subsidiary of ours as of December 31, 2005 and subsequently became our wholly owned subsidiary, as described below. We consolidate MTI for accounting purposes. Approximately 41.9% of our net sales and 6.0% of our net losses in 2005 were attributable to MTI.

ev3 LLC was formed in September 2003 to hold the ownership interests of Warburg Pincus and The Vertical Group in both ev3 Endovascular, Inc. and Micro Investment, LLC, a specially formed limited liability company which then held the majority interest in MTI. Immediately following the formation, ev3 LLC owned 100% of ev3 Endovascular and, indirectly through its 100% interest in Micro Investment, LLC, a majority interest in MTI. Following the formation of ev3 LLC, Warburg Pincus and The Vertical Group purchased directly additional interests in MTI that constituted 20.0% of MTI’s common stock. On January 28, 2005, we were formed as a subsidiary of ev3 LLC. On May 26, 2005, Warburg Pincus and The Vertical Group contributed all of the shares of MTI common stock directly owned by them to ev3 LLC in exchange for common membership units. Immediately prior to the consummation of ev3 Inc.’s initial public offering on June 21, 2005, ev3 LLC merged with and into us, and we became the holding company for all of ev3 LLC’s subsidiaries.

As the controlling stockholder of both ev3 LLC and MTI, the contribution to ev3 LLC of the MTI shares by Warburg Pincus, representing a 15.7% interest in MTI as of May 26, 2005, was accounted for as a transfer of assets between entities under common control resulting in the retention of historical based accounting. Our consolidated financial statements included in this report give effect to the contribution of MTI shares owned by Warburg Pincus as though such contribution occurred in 2003 and 2004 when

Warburg Pincus acquired its interest in MTI. The contribution to ev3 LLC of the MTI shares owned by The Vertical Group was accounted for under the purchase method of accounting on the contribution date. The following results of operations data include the financial results of MTI, which we consolidate for accounting purposes but was not wholly owned as of December 31, 2005. The consolidation of MTI for accounting purposes results in all of MTI’s assets and liabilities being included in our consolidated balance sheets.

Immediately prior to the consummation of our initial public offering, we completed a one-for-six reverse stock split of our outstanding common stock. All share and per share amounts for all periods presented in this report reflect this split.

On January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of Micro Investment, LLC, our wholly owned subsidiary, with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of ev3 Inc. In connection with the merger, we issued approximately 7.0 million new shares of our common stock to MTI’s public stockholders and assumed all of the outstanding options to purchase MTI common stock under MTI’s stock option plans. See Note 23 to our consolidated financial statements included elsewhere in this report.

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

Sales, general and administrative expenses.   Our selling and marketing expenses consist primarily of sales commissions and support costs for our global, direct distribution system, royalty and consulting expenses associated with our medical advisors, marketing costs, freight expense that we pay to ship products to customers and facility costs, including any costs related to closing facilities. General and administrative expenses consist primarily of salaries and benefits, compliance systems, accounting, finance, legal, information technology and human resources.

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

Gain on sale or disposal of investments, net.   Gain on sale or disposal of investments, net includes the difference between the proceeds received from the sale of an investment and its carrying value. In addition, this caption includes losses from other than temporary declines in investments accounted for on a cost basis.

Interest (income) expense, net.   Interest (income) expense, net consists primarily of interest associated with loans from our principal investors, Warburg Pincus and The Vertical Group, and interest earned on investments in investment-grade, interest-bearing securities.

Minority interest in loss of subsidiary.   Minority interest in loss of subsidiary is the portion of MTI net losses allocated to minority stockholders.

Other (income) expense, net.   Other (income) expense, net primarily includes foreign exchange (gains) losses net of certain other expenses.

Income tax expense.   Income tax expense is generated in certain of our European subsidiaries. Due to our history of operating losses, we have not recorded a provision for U.S. income taxes through 2005.

Accretion of preferred membership units to redemption value.   Accretion of preferred membership units to redemption value represents the increase in carrying value of preferred membership units of ev3 LLC prior to ev3 LLC’s merger with and into us on June 21, 2005. The increase in carrying value was based on the rights to which the preferred membership units were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Accretion was recorded as a reduction to members’ equity and increased the loss attributable to common unit holders. Accretion was discontinued upon conversion of the preferred units to common equity at the time of our initial public offering on June 21, 2005.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and the changes between the specified periods expressed as percent increases or decreases:

	For the Year Ended December 31,		Percent	For the Year Ended December 31,		Percent
Results of Operations:	2005	2004	Change	2004	2003	Change
Net sales	$133,696	$86,334	54.9%	$86,334	$67,639	27.6%
Operating expenses:
Cost of goods sold	55,094	39,862	38.2%	39,862	30,218	31.9%
Sales, general and administrative	130,427	103,031	26.6%	103,031	82,479	24.9%
Research and development	39,280	38,917	0.9%	38,917	45,145	(13.8)%
Amortization of intangible assets	10,673	9,863	8.2%	9,863	12,078	(18.3)%
(Gain) loss on sale of assets, net	200	(14,364)	NM	(14,364)	14	NM
Acquired in-process research and development	868	—	NM	—	488	NM
Total operating expenses	236,542	177,309	33.4%	177,309	170,422	4.0%
Loss from operations	(102,846)	(90,975)	13.0%	(90,975)	(102,783)	(11.5)%
Other (income) expense:
Gain on sale of investments, net	(4,611)	(1,728)	166.8%	(1,728)	(3,409)	(49.3)%
Interest expense, net	9,916	25,428	(61.0)%	25,428	12,673	100.6%
Minority interest in loss of subsidiary	(2,013)	(13,846)	NM	(13,846)	(3,808)	NM
Other (income) expense, net	3,360	(1,752)	NM	(1,752)	(1,606)	9.1%
Loss before income taxes	(109,498)	(99,077)	10.5%	(90,077)	(106,633)	(7.1)%
Income tax expense	526	196	168.4%	196	303	(35.3)%
Net loss	(110,024)	(99,273)	10.8%	(99,273)	(106,936)	(7.2)%
Accretion of preferred membership units to redemption value(1)	12,061	23,826	NM	23,826	7,651	NM
Net loss attributable to common unit/share holders	$(122,085)	$(123,099)	(0.8)%	$(123,099)	$(114,587)	7.4%

(1)          The accretion of preferred membership units to redemption value presented above is based on the rights to which the Class A and Class B preferred membership unit holders of ev3 LLC were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Notwithstanding this accretion right, in connection with the merger of ev3 LLC with and into us, each membership unit representing a preferred equity interest in ev3 LLC was converted into the right to receive one share of our common stock and did not receive any additional rights with respect to the liquidation preference. As a result, no further accretion related to these preferred units will be recorded.

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	For the Year Ended December 31,		Percent	For the Year Ended December 31,		Percent
NET SALES BY SEGMENT	2005	2004	Change	2004	2003	Change
Cardio Peripheral	$79,881	$52,942	50.9%	$52,942	$45,431	16.5%
Neurovascular	53,815	33,392	61.2%	33,392	22,208	50.4%
Total	$133,696	$86,334	54.9%	$86,334	$67,639	27.6%

	For the Year Ended December 31		Percent	For the Year Ended December 31		Percent
NET SALES BY GEOGRAPHY	2005	2004	Change	2004	2003	Change
United States	$71,848	$42,791	67.9%	$42,791	$37,616	13.8%
International
Before foreign exchange impact	62,051	43,543	42.5%	40,835	30,023	36.0%
Foreign exchange impact	(203)	—	—	2,708	—	—
Total	61,848	43,543	42.0%	43,543	30,023	45.0%
Total	$133,696	$86,334	54.9%	$86,334	$67,639	27.6%

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Net sales.   Net sales increased 54.9% to $133.7 million in 2005 compared to $86.3 million in 2004, primarily as a result of new product introductions and the expansion of our distribution system during 2005. Our U.S. direct sales force was increased from 56 persons at the beginning of 2004 to 94 persons at the beginning of 2005, with most of the growth occurring in the fourth quarter of 2004. Our U.S. direct sales force was increased further to 99 persons at the end of 2005. The U.S. sales force expansion was primarily to support new product introductions that began in late 2004 and continued in 2005.

Net sales of cardio peripheral products.   Net sales of cardio peripheral products increased 50.9% to $79.9 million in 2005 compared to $52.9 million in 2004. This sales growth was primarily the result of new product introductions and the expansion of our U.S. sales force as described above, partially offset by sales declines in older generation products. Key new product launches that contributed to the sales increase for the year ended December 31, 2005 included the Protégé stents, Primus stents, PTA balloon catheters, SpideRX embolic protection system, the X-Sizer thrombectomy catheter, the Diver C.E. aspiration catheter and ParaMount Mini stents. Net sales in our stent product line increased 84.9% to $37.9 million in 2005 compared to $20.5 million in 2004. This increase is attributable to the introduction of the Protégé, Primus and ParaMount Mini families of stents into the U.S. and international markets during the previous 15 months, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 41.1% to $12.9 million in 2005 largely due to the introduction of the SpideRX internationally and the introduction of the X-Sizer in the United States in late 2004, partially offset by sales declines in older generation products. Net sales of our procedural support and other products increased 24.9% to $29.1 million in 2005 compared to 2004, largely due to the introduction of PTA balloon catheters in early 2005. We believe that our stent sales will continue to lead the growth in our cardio peripheral segment. We expect our cardio peripheral net sales to increase in 2006 as a result of market growth, further market penetration by products launched during 2005, as well as the introduction of new products during 2006.

Net sales of neurovascular products.   Net sales of our neurovascular products increased 61.2% to $53.8 million in 2005 compared to $33.4 million in 2004, primarily as a result of volume increases in the NXT family of embolic coils and continued penetration by our microcatheters and occlusion balloon systems.

Also contributing are the FDA approval and United States launch of the Onyx liquid embolic system for the treatment of brain AVMs in July 2005 and volume increases in the Onyx liquid embolics internationally. Sales of our neuro access and delivery products increased 50.7% to $31.3 million in 2005 compared to 2004 largely as a result of volume increases across multiple product lines, including the Echelon microcatheters, the Marathon microcatheter, and the HyperForm and HyperGlide occlusion balloon systems. Sales of our embolic products increased 78.5% to $22.5 million in 2005 compared to 2004 primarily due to the July 2005 U.S. launch of the Onyx liquid embolics for the treatment of brain AVMs, volume increases in the Onyx liquid embolics internationally and volume increases in the NXT family of embolic coils. We expect our neurovascular sales to increase in 2006 due to market growth and additional market penetration by products launched during 2005.

Net sales by geography.   Net sales in the United States increased 67.9% to $71.8 million in 2005 compared to $42.8 million in 2004. International sales increased 42.0% to $61.8 million in 2005 compared to $43.5 million in 2004 and represented 46.3% of company-wide sales in 2005 compared to 50.4% in 2004. International sales includes an unfavorable currency impact of approximately $203 thousand compared to 2004, principally resulting from the performance of the Euro against the U.S. dollar. Our direct sales force operations in Europe produced net sales of $38.2 million which represented 51.1% of the total international net sales growth, with the remainder coming from our distribution operations in the Asia Pacific market and our direct sales force operations in Japan. The sales growth in our international markets was primarily a result of new product introductions and increased penetration.

Cost of goods sold.   Cost of goods sold increased 38.2% to $55.1 million in 2005 compared to $39.9 million in 2004 primarily as a result increased sales, as discussed above. As a percentage of net sales, cost of goods sold decreased to 41.2% of net sales in 2005 compared to 46.2% of net sales in 2004. This decrease was primarily attributable to better leveraging of fixed costs relating to increased sales and production volumes and moving the manufacturing of certain stent products in-house. In our cardio peripheral segment, cost of goods sold as a percentage of net sales increased slightly to 48.3% in 2005 compared to 48.1% in 2004 and in our neurovascular segment, cost of goods sold as a percentage of net sales decreased to 30.7% in 2005 compared to 43.1% in 2004. We expect cost of goods sold as a percentage of net sales to continue to decline during 2006 due to higher volume in our manufacturing facilities, the continued benefit of bringing certain stent component manufacturing in-house and efficiency improvements from manufacturing initiatives.

Sales, general and administrative expense.   Sales, general and administrative expenses increased 26.6% to $130.4 million in 2005 compared to $103.0 million in 2004. This increase was due to a $21.7 million increase in selling expenses primarily related to the increase in the U.S. direct sales force described above and an increase in expenses related to expanding our international sales presence, a $3.9 million increase in general and administrative expenses, a $1.7 million increase in finance department costs related to our initial public offering, incurring $1.9 million in costs relating to our acquisition of the shares of common stock of MTI that we did not own, a $1.9 million increase in marketing and distribution expenses. These increases were partially offset by a $1.0 million reduction in legal expenses and a $2.5 million reduction in restructuring expenses in our neurovascular segment. We expect sales, general and administrative expenses to increase slightly but continue to decline as a percentage of net sales as we believe that our current infrastructure can support a higher level of sales.

Research and development.   Research and development expense increased 1.0% to $39.3 million in 2005 compared to $38.9 million in 2004. This increase was primarily due to a $4.7 million increase in product development expenses, partially offset by a $3.8 million reduction in clinical expenses related to the completion of certain clinical trials and other reductions in regulatory expenses in our cardio peripheral segment. Research and development expenses, as a percentage of net sales, decreased to 29.4% for 2005 from 45.1% in 2004. We expect research and development spending to decline in both gross dollars and as a percentage of net sales as the enrollment in several clinical trials was completed during 2005.

Amortization of intangible assets.   Amortization of intangible assets increased 8.2% to $10.7 million in 2005 compared to $9.9 million in 2004. This increase was primarily a result of additional amortizable intangible assets related to The Vertical Group’s May 26, 2005 contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC and resulted in an increase in amoritzable intangible assets of $3.4 million. We expect the amortization of intangibles assets to increase during 2006 as a result of an estimated $8.0 million of amortization related to intangibles capitalized in conjunction with our acquisition of the public minority stake in MTI.

(Gain) loss on sale or disposal of assets, net.   We incurred a loss on sale or disposal of assets of $200 thousand in 2005. In 2004, our net gain on sale of assets resulted from a gain of $14.5 million recognized on the sale of intellectual property originally obtained in our acquisition of MitraLife during 2002.

Acquired in-process research and development.   During 2005, we incurred a charge of $868 thousand for acquired in-process research and development as a result of The Vertical Group’s contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC. For a discussion of this amount, see Note 5 to our consolidated financial statements included in this annual report on Form 10-K. We did not incur charges for acquired in-process research and development expense during 2004. In 2006, we expect to incur a charge of an estimated $2.0 million for acquired in-process research and development as a result of our acquisition of the public minority stake in MTI.

Gain on sale of investments, net.   Gain on sale of investments, net was $4.6 million in 2005 compared to $1.7 million in 2004. In 2005, we received a $3.7 million milestone payment related to the sale of our investment in Genyx Medical, Inc. and received a $900 thousand milestone payment related to our 2002 sale of our investment in Enteric Medical Technologies, Inc. In 2004, we received a $1.7 milestone payment relating to our 2002 sale of our investment in Enteric Medical Technologies, Inc.

Interest (income) expense, net.   Interest (income) expense, net is comprised of the following:

	2005	2004
Interest income	$(2,475)	$(388)
Interest expense	12,391	25,816
Interest (income) / expense	$9,916	$25,428

Interest (income) expense, net decreased $15.5 million or 61.0% to $9.9 million in 2005 compared to $25.4 million in 2004. During 2004, we recorded a $6.8 million charge related to beneficial conversion features arising from the minority interests’ participation in two financings of MTI during 2004 which did not re-occur during 2005. Our outstanding debt balance was converted into common stock in connection with our initial public offering in June 2005, which caused the remaining decrease in interest expense. We also generated approximately $2.5 million of interest income during 2005 from investing the net proceeds of our initial public offering in June 2005.

Other (income) expense, net.   Other (income) expense, net was an expense of $3.4 million in 2005 compared to income of $1.8 million in 2004. This increase was primarily related to increases in foreign exchange losses in 2005 compared to 2004.

Income tax expense.   We incurred a modest income tax expense in 2005 related to certain of our European sales offices. We recorded no provision for U.S. income taxes in 2005 or in 2004 due to our history of operating losses.

Accretion of preferred membership units to redemption value.   Accretion of preferred membership units to redemption value decreased 49.4% to $12.1 million in 2005 compared to $23.8 million in 2004 due to the conversion of the preferred membership units into common membership units, and subsequently into shares of common stock, on June 21, 2005 in connection with the merger of ev3 LLC with and into us immediately prior to our initial public offering.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Net sales.   Net sales increased 27.6% to $86.3 million in 2004 compared to $67.6 million in 2003, primarily as a result of new product introductions and the expansion of our distribution system during 2004. We increased our U.S. direct sales force from 56 persons at the beginning of 2004 to 94 persons at the end of 2004 with most of the growth occurring in the fourth quarter of 2004. The sales force expansion is primarily to support new product introductions that began in late 2004. We introduced a total of four new products from October 1, 2004 to December 31, 2004 in either the U.S. or international markets.

Net sales of cardio peripheral products.   Net sales of cardio peripheral products increased 16.5% to $52.9 million in 2004 compared to $45.4 million in 2003. This sales growth was primarily the result of new product introductions and the expansion of our U.S. sales force in the fourth quarter as described above, partially offset by sales declines in older generation products. Key new product launches during the year included the Protégé and ParaMount™ Mini™ stents, SpideRX embolic protection system, X-Sizer thrombectomy catheter system and AqWire™ guidewires.

Net sales in our stent product line increased 26.5% to $20.5 million in 2004 compared to $16.2 million in 2003. This increase is attributable to the introduction of the Protégé and ParaMount Mini families of stents into the U.S. and international markets during 2004, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased $2.2 million in 2004 largely due to the introduction of the SpideRX internationally and the introduction of the X-Sizer in the United States in late 2004. The introduction of our AqWire guidewire during 2004 and the expansion of our sales force helped drive a $1.0 million increase in net sales of our procedural support products in 2004.

Net sales of neurovascular products.   Net sales of our neurovascular products increased 50.4% to $33.4 million in 2004 compared to $22.2 million in 2003, primarily as a result of increased penetration of existing products, a full year of sales in the United States of the Sapphire family of embolic coils and the worldwide introduction of the Echelon microcatheter.

We experienced a $4.3 million increase in net sales of our embolic products in 2004 primarily due to a full year of sales of our Sapphire family of embolic coils in the United States, which were introduced in mid-2003. We also introduced the NXT embolic coil family in Europe in early 2004. Sales of our neuro access and delivery products increased $6.9 million in 2004 due primarily to the introduction of the Echelon family of microcatheters in 2004. We have strengthened our product offering in this area with the introduction during the first quarter of 2005 of additional Echelon products.

Net sales by geography.   Net sales in the United States increased 13.8% to $42.8 million in 2004 compared to $37.6 million in 2003. International net sales increased 45.0% to $43.5 million in 2004 compared to $30.0 million in 2003 and represented 50.4% of company-wide sales in 2004 compared to 44.4% in 2003. Our 2004 international net sales include a favorable currency impact of approximately $2.7 million principally resulting from the 2004 performance of the Euro against the U.S. dollar. Our direct sales force operations in Europe and our distribution operations in the Asia Pacific markets each contributed approximately half of our sales growth in international markets as a result of new product introductions and increased penetration.

Cost of goods sold.   Cost of goods sold increased 31.9% to $39.9 million in 2004 compared to $30.2 million in 2003 as a result increased sales, as discussed above. As a percentage of net sales, cost of goods sold increased to 46.2% of net sales in 2004 compared to 44.7% of net sales in 2003. This increase was primarily attributable to production scrap and other start-up costs related to the introduction of new products in both our cardio peripheral and neurovascular segments. In our cardio peripheral segment, cost of goods sold as a percentage of net sales increased to 48.1% in 2004 compared to 46.2% in 2003 and in our neurovascular segment, cost of goods sold as a percentage of net sales increased to 43.1% in 2004 compared to 41.6% in 2003 for the reasons described above.

Sales, general and administrative expense.   Sales, general and administrative expenses increased 24.9% to $103.0 million in 2004 compared to $82.5 million in 2003. Sales and marketing expenses increased $17.8 million in 2004 to support increased sales in Europe and to prepare for a significant number of new product introductions planned for early 2005 in the United States. During the fourth quarter of 2004, we more than doubled our U.S. sales force to support our cardio peripheral products. In 2004, we also expanded into new geographic regions and increased our sales force in Europe. The balance of the increase in sales, general and administrative expense relates primarily to increased legal costs associated with our embolic coil litigation. We also incurred approximately $2.9 million in costs primarily related to the consolidation of our neurovascular manufacturing facility in Germany into our MTI operations in Irvine, California. This was similar to the level of facility closure costs incurred in 2003 related to the consolidation of two U.S. facilities.

Research and development.   Research and development expense decreased 13.8% to $38.9 million in 2004 compared to $45.1 million in 2003. Approximately half of this reduction was due to a reduction in clinical and regulatory affairs trial expenses due to the completion of certain trials primarily at MTI, and the remainder was due to savings in research and development related to facility consolidations in 2003 and the elimination of research and development spending on an asset we sold in September 2004.

Amortization of intangible assets.   Amortization of intangible assets decreased 18.3% to $9.9 million in 2004 compared to $12.1 million in 2003. In 2003, we recorded an impairment charge of $2.4 million related to intangible assets acquired in connection with our acquisitions of MitraLife and Appriva Medical, Inc. The remainder of the amortization expense in 2003 and 2004 relates primarily to amortization of developed technology from the IntraTherapeutics, Inc. and Dendron GmbH acquisitions in 2002, and as a result of step acquisition accounting related to our investment in MTI.

(Gain) loss on sale of assets, net.   Gain on sale of assets was $14.4 million in 2004 and resulted from the sale of intellectual property obtained in the MitraLife acquisition.

Acquired in-process research and development.   We did not incur charges for acquired in-process research and development expense in 2004. In 2003, we incurred $0.5 million in acquired in-process research and development as a result of acquisition accounting related to our additional investments in MTI.

Gain on sale of investments, net.   Gain on sale of investments, net was $1.7 million in 2004 compared to $3.4 million in 2003. In 2004, we received a $1.7 million milestone payment relating to the 2002 sale of an investment in Enteric Medical Technologies, Inc. In 2003, these milestone payments totaled $14.6 million and were partially offset by an $11.2 million loss recorded from other than temporary declines in investments accounted for on a cost basis.

Interest expense, net.   Interest expense increased 100.6% to $25.4 million in 2004 compared to $12.7 million in 2003. In 2004, we incurred a $6.7 million charge related to a beneficial conversion feature arising from the minority interests’ participation in two financings during the year, as more fully discussed in Note 12 to our consolidated financial statements included elsewhere in this report. The remainder of the increase was primarily as a result of an additional $68 million of debt financing from our investors.

Minority interest in loss of subsidiary.   Minority interest in loss of subsidiary was $13.8 million in 2004 and $3.8 million in 2003 and represents the portion of MTI’s losses allocated to minority investors. In 2004, the minority interest in loss of subsidiary includes $6.7 million of interest expense related to a beneficial conversion feature arising from the minority interests’ participation in two financings during the year. In addition, MTI’s losses were lower in 2003 primarily due to a gain of $14.6 million recorded by MTI related to a sale of an investment.

Other income, net.   Other income, net was $1.8 million in 2004 compared to $1.6 million in 2003 and was primarily related to foreign exchange gains in both years.

Income tax expense.   We incurred modest levels of income tax in 2003 and 2004 related to certain European sales offices. We recorded no provision for U.S. income taxes in 2003 or 2004 due to our history of operating losses.

Accretion of preferred membership units to redemption value.   Accretion of preferred membership units to redemption value was $23.8 million in 2004 compared to $7.7 million in 2003. The increase was primarily due to a full year of accretion in 2004 compared to four months of accretion in 2003. The accretion represents the increase in carrying value of preferred membership units based on the rights to which the Class A and Class B preferred membership unit holders were entitled related to a liquidation, dissolution or winding up of ev3 LLC. The accretion began when the preferred membership units were first issued at the time of the formation of ev3 LLC.

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data	2005	2004
	(dollars in thousands)
Cash and cash equivalents	$69,592	$20,131
Short term investments	12,000	—
Total current assets	151,675	68,609
Total assets	296,828	212,046
Total current liabilities, excluding demand notes	37,671	36,025
Demand notes payable—related parties	—	299,453
Total liabilities	38,523	336,180
Preferred membership units	—	254,028
Total members’ and stockholders’ equity (deficit)	245,455	(394,472)

Contractual cash obligations.   At December 31, 2005, we had contractual cash obligations and commercial commitments as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Purchase commitments(1)	$47,405	$17,755	$29,650	$—	$—
Operating leases(2)	12,323	3,527	5,194	3,282	320
Total	$59,728	$21,282	$34,844	$3,282	$320

(1)          Represents commitments for minimum inventory purchases related to our distribution agreement with Invatec S.r.l. We do not have any other significant purchase obligations for the delivery of goods or services or other commercial commitments.

(2)          The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain office space, warehouse space, computers and vehicles. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2005. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, or GAAP, our operating leases are not recognized in our consolidated balance sheet.

Financing history.   We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $127.0 million, have resulted in an accumulated deficit of $562.2 million as of December 31, 2005.

Cash, cash equivalents and short-term investments.   Our cash, cash equivalents and short-term investments available to fund current operations were $81.6 million and $20.1 million at December 31, 2005 and December 31, 2004, respectively. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses. We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg Pincus and The Vertical Group in connection with our initial public offering. In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses. We invested the remaining portion of the net proceeds in short-term, investment-grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. We expect our cash balances to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money. We believe our cash, cash equivalents and short-term investments will be sufficient to meet our liquidity requirements through at least the next 12 months.

Operating activities.   Cash used in operations during the year ended December 31, 2005 was $131.8 million, reflecting primarily our net losses, the change in accrued interest resulting from our payment of $36.5 million of accrued and unpaid interest on our demand notes payable in conjunction with the completion of our initial public offering on June 21, 2005, and increased working capital requirements during the period. These uses of cash were partially offset by non-cash charges for depreciation and amortization. In addition, our net loss also reflected $4.6 million of gain recognized on the sale of investments, as discussed below. The increases in accounts receivable and inventories during the year ended December 31, 2005 were related to increases in sales volume during the period. We expect that operations will continue to use cash during the year ending December 31, 2006.

Investing activities.   Cash used in investing activities during the year ended December 31, 2005 was $25.3 million primarily due to the investment of $12.0 million in short-term investment-grade securities, the purchase of $13.2 million of property and equipment, a $3.7 million milestone payment related to a previous acquisition and $1.9 million in merger related costs. The net use of cash from investing activities was reduced by the receipt of $3.7 million from the sale of certain assets by Genyx Medical, Inc., in which MTI holds a minority interest, the receipt of a $900 thousand milestone payment related to the 2002 sale of an investment in Enteric Medical Technologies, Inc. and the receipt of $2.1 million related to the return of acquisition consideration resulting from a settlement of an acquisition dispute. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment and to incur $12 million in capital expenditures during 2006.

Financing activities.   Cash provided by financing activities was $206.7 million during the year ended December 31, 2005, consisting of $154.9 million of net proceeds received from our initial public offering of our common stock, inclusive of the underwriters’ exercise of their over-allotment option on July 20, 2005, and proceeds of $49.1 million from the issuance of demand notes.

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

ev3 Endovascular has provided MTI with a $1.0 million standby irrevocable letter of credit in favor of MTI’s landlord to provide MTI with additional financing to support our planned improvements. The letter of credit expires on September 15, 2006, but will be automatically extended for successive one-year periods thereafter, unless LaSalle Bank N.A. notifies the parties that it does not intend to renew the letter of credit for an additional year at least 30 days prior to the expiration date, as such expiration date may be extended.

As of December 31, 2005, MTI had not drawn on the loan or letter of credit.

Other liquidity information.   The acquisition agreements relating to our purchase of MitraLife, Appriva Medical, Inc. and Dendron GmbH require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved. The potential milestone payments total $25.0 million, $175.0 million and $15.0 million with respect to the MitraLife, Appriva and Dendron acquisitions, respectively, during the period of 2003 to 2009. We do not believe it is likely that we will have obligations with respect to the MitraLife milestones in the future. We have determined that the first milestone with respect to the Appriva agreement was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable. On

September 27, 2005, we announced that we had decided to discontinue the development and commercialization of our PLAATO device, which is the technology we acquired in the Appriva transaction. Although we recently had obtained conditional approval from the FDA for an IDE clinical trial for the PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at such time. We continue to keep all of our options open with regard to the future of the PLAATO technology, which may include a sale or licensing of the technology to third parties. Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter of 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement.

Our future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and continuing acceptance of our products in the marketplace. We believe that the resources generated from our initial public offering are sufficient to meet our liquidity requirements through at least the next 12 months; however, if we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

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

In the event that we require additional working capital to fund future operations and any future acquisitions, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors or sell additional shares of stock or other equity securities. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio. Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments, and the future course of intellectual property litigation. See “Item 3. Legal Proceedings” and Note 5 and Note 18 to our consolidated financial statements included elsewhere in this report.

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

Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our physician customers and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in our consolidated financial statements for all periods presented. Management has discussed the development, selection and disclosure of our most critical financial estimates with the audit committee of our board of directors and our independent registered public accounting firm. The judgments about those financial estimates are based on information available as of the date of our consolidated financial statements. Those financial estimates include:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which requires that four basic criteria must be met before sales can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and (4) collectibility is reasonably assured. These criteria are met at the time of shipment when risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. Sales from consignment arrangements are recognized upon written acknowledgement that the product has been used by the customer indicating that a sale is complete. Our terms of sale for regular sales are typically FOB shipping point, net 30 days. Regular sales include orders from customers for replacement of customer stock, replenishment of customer consignment product, orders for a scheduled case/surgery and stocking orders.

We allow customers to return defective or damaged products for credit. Our estimate for sales returns is based upon contractual commitments and historical return experience which we analyze both by distribution channel and by geography and is recorded as a reduction of sales. Historically, our return experience has been low with return rates approximating 3.0% of our net sales.

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

Our accounts receivable balance was $28.5 million and $19.0 million, net of accounts receivable allowances, comprised of both allowances for doubtful accounts and sales returns of $3.6 million and $2.7 million, at December 31, 2005 and December 31, 2004, respectively.

Excess and Obsolete Inventory

We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical turnover and assumptions about future demand for our products and market conditions. Our industry is characterized by regular new product development, and as such, our inventory is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimate and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold. Our reserve for excess and obsolete inventory was $4.0 million and $3.7 million at December 31, 2005 and December 31, 2004, respectively.

Valuation of Acquired In-Process Research and Development, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by U.S. GAAP. In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates that may change over time. During the year ended December 31, 2005, we recorded an in-process research and development charge of $868 thousand related to the step acquisition of an additional interest in MTI.

The income approach was used to determine the fair values of the acquired in-process research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over our useful life and then discounting these after-tax cash flows back to the present value. Revenue estimates were based on relative market size, expected market growth rates and market share penetration. Gross margin estimates were based on the estimated cost of the product at the time of introduction and historical gross margins for similar products offered by us or by competitors in the marketplace. The estimated selling, general and administrative expenses were based on historical operating expenses of the acquired company as well as long-term expense levels based on industry comparables. The costs to complete each project were based on estimated direct project expenses as well as the remaining labor hours and related overhead costs. In arriving at the value of acquired in-process research and development projects, we considered the project’s stage of completion, the complexity of the work to be completed, the costs already incurred, the remaining costs to complete the project, the contribution of core technologies, the expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at the present value of acquired in-process research and development as of the acquisition date was based on the time value of money and medical technology investment risk factors. The discount rates used ranged from 15% to 34%. We believe that the estimated acquired in-process research and development amounts determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in-process research and development, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $94.5 million at December 31, 2005 and December 31, 2004.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from 5 to 8 years. We review these intangible assets for impairment annually during our fourth fiscal quarter or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $26.2 million and $31.9 million at December 31, 2005 and December 31, 2004, respectively.

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a full valuation allowance on our net deferred tax assets of $176.1 million and $144.3 million as of December 31, 2005 and 2004, respectively.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in our fourth fiscal quarter. We traditionally experience lower sales volumes in our third fiscal quarter than throughout the rest of the year as a result of the European holiday schedule during the summer months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43, Chapter 4, which adopts wording from the International Accounting Standards Board’s, or IASB, IAS 2 Inventories in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for us beginning in 2006. Our adoption of SFAS 151 is not expected to have a material impact on our results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period and is effective for us on January 1, 2006. We do not expect the adoption of SFAS 123(R) to have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. In fiscal 2005 and in fiscal 2004, approximately 34% and 37%, respectively, of our net sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We, therefore, believe that the risk of a significant impact on our operating income from foreign currency fluctuations is minimal. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the

U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 68% and 72%, respectively, of our net sales denominated in foreign currencies in fiscal 2005 and fiscal 2004 were derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded a $3.6 million foreign currency transaction loss in 2005 and a $1.9 million foreign currency transaction gain in 2004 related to the translation of our foreign denominated net receivables into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ev3 Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ev3 Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 3, 2006

ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per unit/share amounts)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$69,592	$20,131
Short-term investments	12,000	—
Accounts receivable, less allowance of $3,607 and $2,694 respectively	28,519	18,956
Inventories	32,987	22,500
Prepaid expenses and other assets	7,042	4,576
Other receivables	1,535	2,446
Total current assets	151,675	68,609
Restricted cash	3,102	2,638
Property and equipment, net	17,877	9,130
Goodwill	94,456	94,514
Other intangible assets, net	26,230	31,851
Other assets	3,488	5,304
Total assets	$296,828	$212,046
Liabilities and members’ and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$11,716	$8,931
Accrued compensation and benefits	14,612	9,523
Accrued liabilities	11,343	13,821
Accrued acquisition consideration	—	3,750
Total current liabilities	37,671	36,025
Demand notes payable—related parties	—	299,453
Other long-term liabilities	852	702
Total liabilities	38,523	336,180
Class A preferred membership units, stated value $3.56, 24,040,718 units authorized, issued and outstanding (liquidation value of zero and $95,105 as of December 31, 2005 and 2004, respectively)	—	95,105
Class B preferred membership units, stated value $3.56, 41,077,336 units authorized, issued and outstanding (liquidation value of zero and $178,502 as of December 31, 2005 and 2004, respectively)	—	158,923
Minority interest	12,850	16,310
Members’ and stockholders’ equity (deficit)
Members’ capital	—	47,927
Common stock, $0.01 par value, 100,000,000 shares authorized, 49,350,647 shares issued and outstanding as of December 31, 2005	493	—
Additional paid in capital	807,032	—
Accumulated deficit	(562,207)	(440,705)
Accumulated other comprehensive income (loss)	137	(1,694)
Total members’ and stockholders’ equity (deficit)	245,455	(394,472)
Total liabilities and members’ and stockholders’ equity (deficit)	$296,828	$212,046

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit/share amounts)

	For the years ended December 31,
	2005	2004	2003
Net sales	$133,696	$86,334	$67,639
Operating expenses:
Cost of goods sold	55,094	39,862	30,218
Sales, general and administrative	130,427	103,031	82,479
Research and development	39,280	38,917	45,145
Amortization of intangible assets	10,673	9,863	12,078
(Gain) loss on sale of assets, net	200	(14,364)	14
Acquired in-process research and development	868	—	488
Total operating expenses	236,542	177,309	170,422
Loss from operations	(102,846)	(90,975)	(102,783)
Other (income) expense:
Gain on sale of investments, net	(4,611)	(1,728)	(3,409)
Interest (income) expense, net	9,916	25,428	12,673
Minority interest in loss of subsidiary	(2,013)	(13,846)	(3,808)
Other (income) expense, net	3,360	(1,752)	(1,606)
Loss before income taxes	(109,498)	(99,077)	(106,633)
Income tax expense (benefit)	526	196	303
Net loss	(110,024)	(99,273)	(106,936)
Accretion of preferred membership units to redemption value	12,061	23,826	7,651
Net loss attributable to common holders	$(122,085)	$(123,099)	$(114,587)
Net loss per common unit/share (basic and diluted)(a)	$(4.48)	$(57.44)	$(130.67)
Weighted average units/shares outstanding(a)	27,242,712	2,142,986	876,894

(a)           Net loss per common unit/share attributable to common holders and the weighted average common shares outstanding reflect the June 21, 2005 1-for-6 reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

CONSOLIDATED STATEMENTS OF MEMBERS’ AND
STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per unit/share amounts)

		Members’	Common Stock			Accumulated Other Comprehensive	Accumulated	Total Members’ and Stockholders’ Equity
	Units	Capital	Shares	Amount	APIC	Income (Loss)	Deficit	(Deficit)
Balance as of January 1, 2003	4,921,558	$23,688	—	$—	$—	$79	$(206,782)	$(183,015)
Repurchase of members’ interests	(703,092)	(2,502)	—	—	—	—	—	(2,502)
Accretion of preferred membership units	—	—	—	—	—	—	(7,651)	(7,651)
Compensation expense on unit options	—	2,214	—	—	—	—	—	2,214
Exercise of unit options	182,262	28	—	—	—	—	—	28
Members’ contribution	5,825,468	11,700	—	—	—	—	—	11,700
Comprehensive loss:
Net loss						—	(106,936)	(106,936)
Cumulative translation adjustment						(1,030)	—	(1,030)
Gain on change in ownership percentage of MTI	—	—	—	—	—	—	1,520	1,520
Comprehensive loss						(1,030)	(105,416)	(106,446)
Balance as of December 31, 2003	10,226,196	$35,128	—	$—	$—	$(951)	$(319,849)	$(285,672)
Accretion of preferred membership units	—	—	—	—	—	—	(23,826)	(23,826)
Compensation expense on unit options	—	2,711	—	—	—	—	—	2,711
Exercise of unit options	88,262	88	—	—	—	—	—	88
Members’ contribution	4,979,032	10,000	—	—	—	—	—	10,000
Comprehensive loss:
Net loss						—	(99,273)	(99,273)
Cumulative translation adjustment						(743)	—	(743)
Gain on change in ownership percentage of MTI	—	—	—	—	—	—	2,243	2,243
Comprehensive loss						(743)	(97,030)	(97,773)
Balance December 31, 2004	15,293,490	$47,927	—	$—	$—	$(1,694)	$(440,705)	$(394,472)
Accretion of preferred membership units	—	—	—	—	—	—	(12,061)	(12,061)
Compensation expense on options	—	1,309	—	—	3,530	—	—	4,839
Exercise of options	502,140	660	49,193	—	430	—	—	1,090
Restricted stock grant	—	—	185,000	2	(2)	—	—	—
Members’ contribution	3,004,332	8,404	—	—	—	—	—	8,404
Conversion of preferred /common member ship units	(18,799,962)	(58,300)	83,918,016	839	323,550	—	—	266,089
1-for-6 reverse common stock split	—	—	(69,931,666)	(699)	699	—	—	—
Contribution of demand notes	—	—	23,159,304	231	323,999	—	—	324,230
Common stock issued in conjunction with initial public offering	—	—	11,970,800	120	154,826	—	—	154,946
Comprehensive loss:
Net loss						—	(110,024)	(110,024)
Cumulative translation adjustment						1,831	—	1,831
Gain on change in ownership percentage of MTI	—	—	—	—	—	—	583	583
Comprehensive loss						1,831	(109,441)	(107,610)
Balance December 31, 2005	—	$—	49,350,647	$493	$807,032	$137	$(562,207)	$245,455

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per unit/share amounts)

	For the years ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(110,024)	$(99,273)	$(106,936)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,816	15,112	16,169
Provision for bad debts	650	1,163	211
Provision for inventory obsolescence	4,037	1,403	2,100
Acquired in-process research and development	868	—	488
(Gain) loss on disposal of assets	200	(14,354)	12
Amortization of beneficial conversion feature and non-cash interest expense	—	6,885	37
Gain on sales of investments	(4,611)	(1,728)	(3,409)
Stock compensation expense	4,873	2,732	2,298
Minority interest in loss of subsidiary	(2,013)	(13,846)	(3,808)
Change in operating assets and liabilities:
Accounts receivable	(10,477)	(3,688)	(5,325)
Inventories	(14,712)	(5,169)	(10,857)
Prepaids and other assets	4,177	(8,643)	(1,264)
Accounts payable	3,804	885	(3,727)
Accrued expenses and other liabilities	882	(344)	(1,418)
Change in accrued interest on demand notes payable	(24,319)	18,736	12,551
Net cash used in operating activities	(131,849)	(100,129)	(102,878)
Investing activities
Purchase of short-term investments	(12,000)	—	—
Purchase of property and equipment	(13,216)	(3,172)	(4,190)
Purchase of patents and licenses	(1,677)	(1,327)	(1,227)
Proceeds from sale of assets	17	15,317	18
Proceeds from sale of investments	4,611	1,728	14,647
Investments	—	—	(3,802)
Proceeds from purchase price adjustments	—	—	3,595
Acquisitions, net of cash acquired	(5,703)	(3,750)	—
Return of acquisition consideration	2,124	—	—
Change in restricted cash	(266)	(209)	(280)
Other	841	—	(116)
Net cash (used in) provided by investing activities	(25,269)	8,587	8,645

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands, except per unit/share amounts)

	For the years ended December 31,
	2005	2004	2003
Financing activities
Proceeds from initial public offering, net	$154,946	$—	$—
Issuance of demand notes payable	49,100	67,684	92,283
Payments on capital lease obligations	(29)	—	—
Members equity contributions	—	10,000	11,700
Proceeds from issuance of notes payable, net of costs	—	11,008	5,300
Proceeds from exercise of stock options	1,090	88	28
Proceeds from issuance of subsidiary stock to minority shareholders	1,041	424	1,228
Proceeds from term financing	600	—	—
Net proceeds from issuance of Series A preferred units	—	—	18,102
Other	—	(1,243)	(482)
Payments for redeemable equity	—	—	(11,381)
Payments for the redemption of membership units	—	—	(2,567)
Net cash provided by financing activities	206,748	87,961	114,211
Effect of exchange rate changes on cash	(169)	87	(527)
Net (decrease) increase in cash and cash equivalents	49,461	(3,494)	19,451
Cash and cash equivalents, beginning of period	20,131	23,625	4,174
Cash and cash equivalents, end of period	$69,592	$20,131	$23,625
Cash paid during period for interest	$36,581	$87	$19
Cash paid during period for income taxes	$24	$74	$208
Supplemental non-cash disclosure:
Reclassification of demand notes from current liabilities to long-term debt	$—	$299,453	$—
Net assets acquired in conjunction with MTI step acquisition (see Note 5)	$8,404	$—	$—
Contribution of demand notes payable upon initial public offering (see Note 12)	$324,230	$—	$—
Preferred membership units converted to common stock upon initial public offering (see Note 14)	$266,089	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit/share amounts)

1.                 Description of Business

ev3 Inc. (“we,” “our” or “us”) is a global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders. We develop, manufacture and market a wide range of products that include stents, embolic protection devices, thrombectomy devices, balloon angioplasty catheters, foreign object retrieval devices, guidewires, embolic coils, liquid embolics, microcatheters and occlusion balloon systems. We market our products in the United States, Europe, Canada and Japan through a direct sales force, and through distributors in certain other international markets.

2.                 Basis of Presentation

We were formed as ev3 LLC in September 2003 to hold the ownership interests of two companies: ev3 Endovascular, Inc. (“Endovascular”) and Micro Investment, LLC (“MII”), a holding company that owned a controlling interest in Micro Therapeutics, Inc. (“MTI”) at the time of formation. At the time of ev3 LLC’s formation, MTI was a publicly traded operating company. ev3 LLC’s majority equity holder, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), owned a majority, controlling interest in both Endovascular and MII at the time of formation. In accordance with Financial Accounting Standards Board Statement (“SFAS”) 141, Business Combinations and Financial Technical Bulletin (“FTB”) 85-5, Issues related to Accounting for Business Combinations, ev3 LLC accounted for the transaction as a combination of entities under common control. The combination was accounted for on a historical cost basis as the ownership interests in the combining companies were substantially the same before and after the transaction. On January 28, 2005, we were formed as a subsidiary of ev3 LLC. Immediately prior to the consummation of our initial public offering on June 21, 2005, ev3 LLC was merged with and into us (the “Merger”), and we became the holding company for all of ev3 LLC’s subsidiaries. These financial statements present the operations of Endovascular and MII for the periods prior to September 1, 2003, the consolidated operations of ev3 LLC for the period from September 1, 2003 until the Merger, and our consolidated operations thereafter.

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

On May 26, 2005, Warburg Pincus and The Vertical Group, L.P. and certain of its affiliates (“Vertical”) contributed shares of MTI’s common stock to ev3 LLC in exchange for common membership units.

In accordance with SFAS 141, the contribution of the shares by Warburg Pincus is accounted for as a transfer of assets between entities under common control, resulting in the retention of historical based accounting. These consolidated financial statements give effect to the contribution of MTI shares owned by Warburg Pincus as though such contribution occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI. The contribution of the MTI shares by Vertical has been accounted for under the purchase method of accounting on the contribution date.

At December 31, 2005, there was a minority interest of 30% in MTI. As described in Note 23, on January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of MII with and into MTI. MTI was the surviving entity and, as a result of this merger, became our wholly owned subsidiary.

3.                 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the our accounts and the accounts of our wholly owned subsidiaries and other subsidiaries in which we maintain a controlling interest. All significant intercompany balances and transactions have been eliminated. At December 31, 2005, there was a minority interest of 30% in MTI. The minority shareholders of MTI had the right to receive their proportionate share of MTI’s equity and in turn absorb a proportionate share of MTI’s losses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

We consider highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are stated at cost, which approximates fair market value.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We make judgments as to our ability to collect outstanding receivables and provide an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding account balances and the overall quality and age of those balances not specifically reviewed. In determining the allowance required, we analyze historical collection experience and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Inventories

Inventories are stated at the lower of standard cost or market value, determined on a first-in, first-out basis.

Restricted Cash

Restricted cash consists of various deposits supporting credit arrangements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of capital leases and leasehold improvements is provided on a straight-line basis over the estimated lives of the related assets or the life of the lease, whichever is shorter, and generally ranges from three to seven years. Machinery and other equipment are depreciated over three to ten years, computer hardware and software are depreciated over three to five years, furniture and fixtures over five to seven years and leasehold improvements are amortized over the life of the lease. Construction in process is not depreciated until the related asset is placed in service.

Goodwill

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that indicate that the carrying amount of goodwill may be impaired. We have two reporting units: Cardio Peripheral and Neurovascular, the same as our operating segments. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which the goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss, if any, is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. Fair value of the reporting unit is based on various valuation techniques, including the discounted value of estimated future cash flows.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets such as property, equipment, and intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Where available, quoted market prices are used to determine fair market value. When quoted market prices are not available, various valuation techniques, including the discounted value of estimated future cash flows, are utilized.

Investments

We have made certain strategic investments in companies in various stages of development and account for these investments under the cost method of accounting. The valuation of investments accounted for under the cost method is based on all available financial information related to the investee, including valuations based on recent third party equity investments in the investee. If an unrealized loss on any investment is considered to be other than temporary, the loss is recognized in the period the determination is made. All investments are reviewed for changes in circumstances or occurrence of events that suggest our investment may not be recoverable.

Revenue Recognition

We sell the majority of our products via direct shipment to hospitals or clinics. Sales are made through our direct sales force, distributors or through consignment arrangements with hospitals and clinics. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. These criteria are met at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. Revenue from consignment arrangements is recognized based on product usage indicating that the sale is complete. We record estimated sales returns, discounts and rebates as a reduction of net sales in the same period revenue is recognized.

Sales to distributors are recognized at the time of shipment, provided that we have received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured and we can reasonably estimate returns. Non-refundable fees received from distributors upon entering into multi-year distribution agreements, where there is no culmination of a separate earnings process, are deferred and amortized over the term of the distribution agreement or the expected period of performance, whichever is longer.

Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials and components and excludes amortization of intangible assets.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred and recorded as a component of sales, general and administrative expense in the consolidated statement of operations. Such expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $2,231, $1,623 and $1,172, respectively.

Advertising Costs

All advertising costs are expensed as incurred. We market our products primarily through a direct sales force and advertising expenditures are not material.

Research and Development

Research and development costs are expensed as incurred and include the costs to design, develop, test, deploy and enhance our products. It also includes costs related to the execution of clinical trials and costs incurred to obtain regulatory approval for our products.

Acquired In-process Research and Development (“IPR&D”)

When we acquire another company or group of assets, the purchase price is allocated, as applicable, between IPR&D, net tangible assets, goodwill, and other intangible assets. We define IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present value. The discount rate used is determined at the time of the acquisition and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Amounts allocated to IPR&D are expensed at the time of acquisition.

Foreign Currency Translation

The local currency is designated as the functional currency for our international operations. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income. Gains and losses on foreign currency transactions are included in “other (income) expense” in the consolidated statements of operations. Foreign currency transactions resulted in transaction losses of $3,595 for the year ended December 31, 2005 and transaction gains of $1,876 and $1,618 for the years ended December 31, 2004 and 2003, respectively.

Income Taxes

We account for income taxes under the liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Loss Per Membership Unit / Share

Basic loss per membership unit / share (referred to as “share” hereafter) is computed based on the weighted average number of common shares outstanding. Diluted loss per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares we could have repurchased with the proceeds from the potentially dilutive shares. Potentially dilutive shares include share options and other share-based awards granted under share-based compensation plans. For the years ended December 31, 2005, 2004 and 2003, all potential common shares were anti-dilutive. Accordingly, diluted loss per share is equivalent to basic loss per share.

Comprehensive Loss

Comprehensive loss consists of net loss, gains on changes of interest related to ownership changes in MTI, and the effects of foreign currency translation.

Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of accounts receivable and cash. We have a credit policy and perform ongoing credit evaluations of our customers. We do not generally require collateral or other security and maintain an allowance for potential credit losses. Management believes this risk is limited due to the large number and diversity of hospitals and distributors who comprise our customer base.

We maintain cash and cash equivalents with various major financial institutions. We perform periodic evaluations of the relative credit standings of these financial institutions and attempt to limit the amount of credit exposure with any one institution by maintaining accounts at multiple institutions.

Unit and Stock-Based Compensation

Effective January 1, 2003, we adopted fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. We selected the modified prospective method of adoption described in SFAS 148.

Accounting for Stock-Based Compensation-Transition and Disclosure.

The fair value of options and other equity-based awards, including shares of common stock sold under the Employee Stock Purchase Plan of MTI, are estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of stock granted to employees is based upon the closing market value of our common stock on the date of grant.

	Year Ended December 31,
	2005		2004		2003
	ev3 Inc.	MTI	ev3 Inc.	MTI	ev3 Inc.	MTI
Risk free interest rate	3.8%	4.0%	3.5%	3.7%	2.8%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	50.0%	56.0%	—	63.0%	—	63.0%
Expected option term	4 years	4 years	5 years	4 years	5 years	4 years

We used the minimum value pricing model for measuring the fair value of our options granted in the first quarter of 2005 and in the years ended December 31, 2004 and 2003, which does not take into consideration volatility. In accordance with SFAS 123, subsequent to April 5, 2005, the date of our initial filing of the registration statement relating to our initial public offering with the Securities and Exchange Commission, we used the Black-Scholes method, including an estimated volatility assumption, to estimate the fair value of all option grants. Forfeitures and cancellations are recognized as they occur. Expense previously recognized related to options that are cancelled or forfeited prior to vesting is reversed in the period of the cancellation or forfeiture.

In accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, we account for non-employee equity based awards, in which goods or services are the consideration received for the equity instruments issued, at their fair value.

The following table summarizes the stock-based compensation expense for employees and non-employees recognized in the income statement for each period:

	Year Ended December 31,
	2005	2004	2003
Stock Based Compensation Charges:
Cost of goods sold	$653	$223	$208
Sales, general and administrative	3,141	1,883	1,361
Research and development	1,079	626	729
Total Stock Based Compensation Charges	$4,873	$2,732	$2,298

Fiscal Year

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

On December 16, 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123 and supersedes APB Opinion 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period and is effective for us on January 1, 2006. We do not expect the adoption of SFAS 123(R) to have a material impact on our consolidated earnings, financial position or cash flows.

4.                 Liquidity and Capital Resources

Since inception, we have generated significant operating losses. Historically, the liquidity needs of our two principal subsidiaries have been met separately. Endovascular has been funded through a series of preferred investments and by demand notes payable issued by Warburg Pincus and Vertical. MTI has been funded through equity private placements and the issuance of promissory notes.

On June 21, 2005, we completed an initial public offering in which we sold 11,765,000 shares of common stock at $14.00 per share for net cash proceeds of $152,713, net of underwriting discounts and other offering costs. Immediately prior to the consummation of the offering, ev3 LLC merged with and into ev3 Inc. and 24,040,718 Class A preferred membership units, 41,077,336 Class B preferred membership units, and 18,799,962 common membership units of ev3 LLC were converted into 83,918,016 shares of common stock of ev3 Inc. (on a pre-split basis). Immediately thereafter, we completed a one for six reverse stock split whereby the 83,918,016 shares of common stock were converted into 13,986,350 shares of common stock. Prior to the consummation of the offering, and subsequent to the reverse stock split, we also issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324,230 aggregate principal amount of demand notes and accrued and unpaid interest thereon. The remaining balance of the accrued and unpaid interest on the demand notes, totaling $36,475, was repaid using proceeds from the offering. On July 20, 2005, we sold an additional 205,800 shares of common stock pursuant to the over-allotment option granted to the underwriters in connection with the initial public offering. Our net proceeds from this sale totaled $2,233, after deducting underwriting discounts and other offering expenses. The total net cash proceeds from our initial public offering were $154,946.

Our future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and the continuing acceptance of our products in the marketplace. We believe that current resources are sufficient to cover our liquidity requirements through December 31, 2006. However, there is no assurance that additional funding beyond the commitments discussed above will not be needed. Further, if additional funding were needed, there is no assurance that such funding will be available to us or our subsidiaries on acceptable terms, or at all. If we require additional working capital but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

We made a milestone payment during 2005 of $3,750 related to MTI’s previous acquisition of Dendron.

5.                 MTI Step Acquisition

We, through our wholly owned subsidiary, MII, have acquired a controlling interest in MTI in various step investments commencing in 2001. MTI is a publicly held Delaware corporation that develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment primarily of neurovascular diseases. We held an approximate interest in MTI of 70.0%, 66.0% and 69.3% at December 31, 2005, 2004 and 2003, respectively.

We made additional investments in MTI in 2005 and 2003. The investments were accounted for using the step acquisition method prescribed by ARB 51, Consolidated Financial Statements. Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired.

On May 26, 2005, the shares of MTI’s common stock directly held by Warburg Pincus and Vertical were contributed to ev3 LLC in exchange for 10,804,500 and 3,004,332 common membership units (pre-split basis), respectively. These common membership units were subsequently converted into shares of our common stock in connection with the subsequent merger of ev3 LLC with and into ev3 Inc. on June 21, 2005. MTI shares contributed by Warburg Pincus, representing a 15.7% interest in MTI, have been accounted for as a transfer of assets between entities under common control and the consolidated financial statements give effect to the contribution by Warburg Pincus as though such contributions occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI. Shares of MTI contributed by Vertical, representing a 4.3% interest, have been accounted for under the purchase method of accounting at the date of the contribution by Vertical.

The number of membership units of ev3 LLC issued in exchange for the MTI shares directly held by Warburg Pincus and Vertical was determined based on fair value. Fair value of the MTI shares contributed was measured as the average closing price per share of MTI’s common stock on the NASDAQ National Market System for the twenty trading days from and including the date our Registration Statement with respect to our initial public offering was first filed with the Securities and Exchange Commission. Fair value of ev3 LLC’s equity issued in exchange for the MTI shares was based on the midpoint of the range of estimated initial public offering prices per share, after consideration of the reverse stock split.

The following table presents the purchase price for additional investments in 2005 and 2003:

	2005	2003
Fair value of shares issued	$8,404	$—
Cash paid	—	21,101
Interest acquired in historical book value of MTI	(2,021)	(16,036)
Excess purchase price over historical book values	$6,383	$5,065

The following summarizes the allocation of the excess purchase price over historical book values arising from the additional investments:

	2005	2003
Inventory	$104	$153
Developed technology	2,043	2,271
Customer relationships	894	1,702
Trademarks and tradenames	458	350
Acquired in-process research and development	868	488
Goodwill	2,066	101
Accrued liabilities	(50)	—
Total	$6,383	$5,065

The weighted average life of the acquired intangible assets was five years in each of the allocation periods above. The acquired in-process research and development charge was estimated considering an appraisal and represents the estimated fair value of the in-process projects at the date of contribution of the MTI shares. As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful, or completed in a timely manner, we may not realize the financial benefits expected from these projects.

To the extent that investments in MTI by third party investors reduced our ownership interest, the difference between the carrying value of the interest indirectly sold by us, and the consideration paid by the third party investor is considered a change in interest transaction. We have adopted an accounting policy of recording change of interest gains or losses within equity as permitted by Staff Accounting Bulletin (“SAB”) 5H. Change of interest gains recorded in equity were $583, $2,243 and $1,520 in the years ended December 31, 2005, 2004 and 2003, respectively.

In 2005, we incurred $1,942 of acquisition related costs associated with the purchase of the outstanding shares of MTI that we did not already own (see Note 23).

6.                 Short-term investments

Short-term investments consist of debt securities of corporations, which have investment grade credit ratings. The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date. The short term investments consist of floating rate taxable municipal bonds with maturities from 2019 to 2027. We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par. As of December 31, 2005, our cost approximated fair value related to these investments.

7.                 Inventories

Inventory consists of the following:

	December 31,
	2005	2004
Raw materials	$5,823	$6,874
Work-in-progress	1,944	1,832
Finished goods	29,195	17,481
	36,962	26,187
Inventory reserve	(3,975)	(3,687)
Inventory, net	$32,987	$22,500

8.                 Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
Machinery and equipment	$14,222	$11,214
Office furniture and equipment	10,669	10,323
Leasehold improvements	6,596	4,239
Construction in progress	2,916	647
	34,403	26,423
Less:
Accumulated depreciation and amortization	(16,526)	(17,293)
Property and equipment, net	$17,877	$9,130

Depreciation and amortization expense for property and equipment for the years ended December 31, 2005, 2004 and 2003 was $4,143, $4,220 and $3,856, respectively.

9.                 Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2004 and 2005 were as follows:

	Cardio Peripheral	Neuro- vascular	Total
Balance as of January 1, 2004	$73,431	$17,333	$90,764
Contingent consideration related to acquisition milestone	—	3,750	3,750
Balance as of December 31, 2004	73,431	21,083	94,514
Settlement of litigation over purchase price adjustments	(2,124)	—	(2,124)
Goodwill related to May MTI step acquisition	—	2,066	2,066
Balance as of December 31, 2005	$71,307	$23,149	$94,456

Other intangible assets consist of the following:

		December 31,
	Weighted	2005			2004
	average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	5.0	$8,390	$(3,300)	$5,090	$6,971	$(2,793)	$4,178
Developed technology	6.0	48,068	(29,951)	18,117	46,025	(21,654)	24,371
Trademarks and tradenames	5.0	3,093	(1,721)	1,372	2,635	(1,049)	1,586
Customer relationships	5.0	6,131	(4,480)	1,651	5,237	(3,521)	1,716
Other intangible assets		$65,682	$(39,452)	$26,230	$60,868	$(29,017)	$31,851

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight line basis. Customer relationships are amortized using accelerated methods.

Total amortization of intangible assets was $10,673, $9,863 and $12,078 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2003, we recorded an impairment charge of $2,370 related to MitraLife and Appriva intangible assets. During 2003, we decided to reorganize the operations acquired and determined that the intangible assets acquired in the acquisitions no longer had value. These impairment charges are included in amortization of intangible assets in the consolidated statements of operations.

Based on the intangible assets in service as of December 31, 2005, estimated amortization expense for the next five years ending December 31 is as follows:

2006	$9,442
2007	7,173
2008	3,857
2009	1,390
2010	287

10.          Investments

As partial consideration for entering into a licensing agreement, we received shares in Enteric Medical Technologies (“Enteric”). Pursuant to the terms of the sale of Enteric in 2002, we recorded a gain of $7,400 in consideration for our sale of Enteric shares. In addition, the Enteric sale agreement provided for contingent cash consideration and in 2003 we realized and recorded an additional gain of $14,647 related to the achievement of a defined milestone.

We invested $8,070 for approximately 13% interest in Alsius Corporation (“Alsius”) in 2002. An additional investment in the amount of $606 was made in 2003. We recorded an other than temporary decline in value of investments in the amount of $11,200 during the year ended December 31, 2003, of which $8,070 related to Alsius and the remaining $3,130 related to other investments that were impaired.

We had a licensing agreement and an approximate 14% interest in Genyx Medical, Inc. (“Genyx”). The carrying value of our investment in Genyx was $0 as of December 31, 2004 and we had no obligation to fund Genyx’s operations. In January 2005, we sold our interest in Genyx and recorded a gain of $3,733.

11.          Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Accrued professional services	$1,043	$3,591
Accrued clinical studies	3,633	1,580
Office closure	391	2,698
Accrued other	6,276	5,952
Total accrued liabilities	$11,343	$13,821

12.          Notes Payable

Notes payable consist of the following:

	December 31,
	2005	2004
Non-current notes payable:
Endovascular notes payable—Warburg Pincus	$—	$283,931
Endovascular notes payable—Vertical	—	15,522
Total non-current notes payable	$—	$299,453

Endovascular Notes Payable

Endovascular issued demand notes to Warburg Pincus and Vertical in order to obtain the necessary funds to complete acquisitions, meet working capital requirements and fund operating losses. Demand notes totaling $49,100, $67,684 and $92,283 were issued during the years ended December 31, 2005, 2004 and 2003, respectively. At June 21, 2005, the closing date of our initial public offering, Endovascular had outstanding $315,962 aggregate principal amount of demand notes plus $44,743 of accrued and unpaid interest thereon. These notes were payable to Warburg Pincus, our majority stockholder, and Vertical, our second largest stockholder. Immediately prior to our initial public offering, we issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324,230 principal amount of the demand notes and a portion of the accrued and unpaid interest thereon. Upon successful consummation of our initial public offering, we utilized $36,475 of the net proceeds to reduce our financing balance to zero at June 21, 2005.

The notes provided for interest at 8% per annum and interest expense totaled $12,152, $18,736 and $12,551, and for the years ended December 31, 2005, 2004 and 2003, respectively. We made no interest payments on the demand notes and accrued interest of $32,591 and $13,855 is included in the balance of notes payable at December 31, 2004 and 2003, respectively.

In March 2005, Warburg Pincus and Vertical agreed not to call the demand notes including interest for payment before July 4, 2006. Consequently the balance of the notes at December 31, 2004, including accrued and unpaid interest thereon, has been classified as a long term obligation in the December 31, 2004 consolidated balance sheet.

MTI Promissory Note Payable—December 2003

In December 2003, MTI entered into a note purchase agreement with certain accredited institutional investors, under which MTI issued $17,000 aggregate principal amount of unsecured exchangeable promissory notes that bore interest at 7% per annum.

The note purchase agreement was executed with an exchange price of $2.73 per share when the closing market price of MTI stock was $3.74 per share. This difference totaling $1,970 was recorded against the notes as a discount representing a beneficial conversion feature arising from the minority interests’ participation in the financing.

In January 2004, the aggregate principal amount of the notes and related accrued interest were exchanged for MTI common stock. Upon conversion, the discount on the notes was fully amortized and recorded in the statement of operations as interest expense. As this expense related solely to the minority interests’ participation in the financing, it was allocated to the minority interest in loss of subsidiary in the statement of operations.

MTI Promissory Note Payable—June 2004

In June 2004, MTI entered into a note purchase agreement with certain accredited institutional investors under which MTI issued $21,000 aggregate principal amount of unsecured exchangeable promissory notes that bore interest at 7% per annum. The amount of intercompany participation in the financing of $10,000 has been eliminated in consolidation of our interest in MTI.

The note purchase agreement was executed with an exchange price of $3.10 per share when the closing market price of MTI stock was $4.45 per share. This difference totaling $4,793 was recorded against the notes as a discount representing a beneficial conversion feature arising from the minority interests’ participation in the financing. In August 2004, the aggregate principal amount of the notes and related accrued interest were exchanged for MTI common stock. Upon conversion, the discount on the notes was fully amortized and recorded in the statement of operations as interest expense. As this expense related solely to the minority interests’ participation in the financing, it was allocated to the minority interest in loss of subsidiary in the statement of operations.

MTI Loan and Security Agreement

On May 6, 2005, MTI entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which will expire on May 6, 2007. Pursuant to the terms of the Agreement, MTI may borrow up to the lesser of (i) $3,000 or (ii) the sum of (a) 80% of MTI’s eligible accounts receivable, which exclude among other things accounts receivable relating to international sales, and (b) the lesser of (1) 30% of MTI’s eligible inventory, which excludes among other things inventory located outside of the United States, (2) 50% of outstanding loans under (a) above or (3) $750. All outstanding amounts under the Agreement bear interest at a variable rate equal to SVB’s prime rate plus 2%. The Agreement also contains customary covenants regarding operations of MTI’s business and financial covenants relating to minimum tangible net worth. As of December 31, 2005, MTI had no borrowings under the Agreement.

MTI Loan and Letter of Credit—Related Parties

On October 13, 2005, MTI entered into a lease for approximately 96,400 square feet of new office, research and manufacturing space. In order to provide MTI with financing to support planned improvements and anticipated moving expenses, which are preliminarily estimated to be approximately $2,300, we agreed to provide MTI with an unsecured loan up to $2,300 and ev3 Endovascular issued a $1,000 standby irrevocable letter of credit in favor of the landlord. MTI may draw down amounts under the loan from time to time up to an aggregate of $2,300. The amounts drawn down under the loan will bear interest at a floating prime rate plus 2.3% and will be payable in 36 consecutive monthly installments, plus accrued interest. The letter of credit expires on September 15, 2006, but will be automatically extended for successive one-year periods thereafter, unless LaSalle Bank N.A. notifies the parties that it does not intend to renew the letter of credit for an additional year at least 30 days prior to the expiration date, as such expiration date may be extended.

13.          Interest (Income) / Expense

Interest income and interest expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Interest income	$(2,475)	$(388)	$(230)
Interest expense	12,391	25,816	12,903
Interest (income) / expense	$9,916	$25,428	$12,673

14.          Members’ Equity and Redeemable Convertible Preferred Membership Units

ev3 LLC, when it was formed, authorized and issued 733,455 Common Membership Units (Common), 24,040,718 Class A Preferred Membership Units (Class A) and 41,077,336 Class B Preferred Membership Units (Class B). The Class A units were issued in exchange for 100% of the outstanding units of MII, and the Class B units and Common units were exchanged for 100% of the outstanding preferred and common shares of Endovascular. This exchange has been reflected retroactively in the consolidated financial statements.

Redeemable Convertible Preferred Membership Units

Class A and Class B Preferred units (together the “Preferred units”) were redeemable at the option of the holder. Preferred units had special rights relating to conversion to Common units, liquidation, election of directors, and certain other matters. The Preferred units were entitled to vote on all matters along with the holders of Common units on an as-if converted basis. The Preferred units were convertible into Common units on a 1:6 basis, subject to an adjustment for any interest, splits, distribution, or other actions.

The liquidation value of the Class A units increased at the rate of 8% per annum, compounded semi-annually. The liquidation value of the Class B units increased at the rate of 18% per annum until the first annual anniversary and 8% per annum, thereafter, both compounded semiannually. At December 31, 2004, the liquidation value was $3.96 per unit for Class A units and $4.35 per unit for Class B units. Aggregate liquidation value at December 31, 2004 was $95,105 for Class A units and $178,502 for Class B units.

In connection with the merger of ev3 LLC with and into ev3 Inc., 24,040,718 Class A preferred membership units of ev3 LLC with a carrying value of $98,687 and 41,077,336 Class B preferred membership units of ev3 LLC with a carrying value of $167,402 were converted into common membership units of ev3 LLC, and subsequently into shares of our common stock, on a 1:1 basis. The newly converted shares were then subject to a 1-for-6 reverse stock split (See Note 2).

The preferred units were accreted to their liquidation value at the first redemption date with the accretion in the value of the preferred units recorded as a charge to the accumulated deficit until the date of conversion in common equity.

15.          Equity Based Compensation Plans

We, along with our publicly traded subsidiary, MTI, offer various equity based award plans to our employees, officers, directors and consultants.

ev3 LLC Unit-Based Incentive Plan

The Board approved the 2003 incentive plan (the “2003 Plan”) that allowed for the grant of up to 2,216,609 units for option awards related to ev3 LLC common units. The 2003 Plan amended an existing Endovascular plan. The option holders under the original plan exchanged their options to acquire shares in Endovascular for options to acquire units in ev3 LLC upon the date of ev3 LLC’s formation as described in Note 2. The exchange was accounted for as a modification of options under SFAS 123 and resulted in additional compensation expense of $68 and $304 for the years ended December 31, 2004 and 2003.

Options, other than those granted to outside consultants, vest over a four-year period and expire within a period of not more than ten years from the date of grant. Vested options expire ninety days after termination of employment. Options granted to outside consultants generally vest over the term of their consulting contract. The exercise price per unit for each option was set by the Board at the time of grant, provided that the exercise price per unit is not less than 85% of the fair value per unit on the grant date.

The 2003 Plan also allowed for the Board to issue restricted units and other unit-based awards, such as appreciation rights, phantom units, bargain purchase units and unit bonuses, to any eligible person under the plan. No such awards have been issued. Upon consummation of our initial public offering, the ev3 LLC 2003 Incentive Plan was terminated with respect to options available for grant that were not granted prior to the offering. During the year ended December 31, 2005, options to purchase 573,416 shares of ev3 LLC common membership units were granted under the ev3 LLC 2003 Incentive Plan. In connection with the merger of ev3 LLC with and into us, these options were converted into options to purchase an equivalent number of shares of our common stock.

2005 Incentive Stock Plan

Upon consummation of our initial public offering, the ev3 Inc. 2005 Incentive Stock Plan became effective. Subject to adjustment as provided in the plan, 2,000,000 shares of our common stock are available for issuance under the plan. Under the plan, eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights. The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant. During the year ended December 31, 2005, options to purchase 1,729,646 shares of our common stock were granted under the ev3 Inc. 2005 Incentive Stock Plan. On December 29, 2005, we also issued 185,000 shares of restricted stock under the ev3 Inc. 2005 Incentive Stock Plan. These shares of restricted stock were measured at the market price of our stock on the grant date. Accordingly, $2,716 will be recorded as compensation expense over the vesting period of approximately four years.

A summary of activity for the 2003 and 2005 Plans is as follows:

	Units/Shares Outstanding	Weighted-Average Exercise Price Per Unit/Share
Balance at January 1, 2003	1,230,705	$8.04
Granted:
Exercise price above market at date of grant(1)	774,034	$8.82
Exercised	(30,377)	$1.08
Canceled	(438,941)	$7.86
Balance at December 31, 2003	1,535,421	$8.64
Granted:
Exercise price above market at date of grant(2)	385,473	$8.82
Exercise price below market at date of grant(3)	75,750	$8.82
Exercised	(14,711)	$6.00
Canceled	(348,540)	$7.26
Balance at December 31, 2004	1,633,393	$9.00
Granted:
Restricted stock	185,000	$—
Exercise price equal to market at date of grant(4)	1,729,923	$13.97
Exercise price below market at date of grant(5)	573,139	$9.19
Exercised	(132,879)	$8.18
Canceled	(165,267)	$9.39
Balance at December 31, 2005	3,823,309	$11.41
Options exercisable at December 31, 2003	468,461	$9.00
Options exercisable at December 31, 2004	683,814	$9.36
Options exercisable at December 31, 2005	1,021,559	$9.45

(1)          The weighted average fair value for options issued above market was $0.36.

(2)          The weighted average fair value for options issued above market was $0.24.

(3)          The weighted average fair value for options issued below market was $4.68.

(4)          The weighted average fair value for options issued at market was $6.05.

(5)          The weighted average fair value for options issued below market was $5.05.

For options outstanding and exercisable at December 31, 2005, the exercise price ranges and average remaining lives were as follows:

	Options Outstanding			Options Exercisable
Exercise Price Per Unit	Number Outstanding	Weighted- Average Per Unit Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price Per Unit
$0.36-$3.54	60,594	$2.72	5.9 years	60,466	$2.72
$8.82-$21.36	3,568,321	$11.35	8.7 years	951,699	$9.10
$80.34-$96.06	9,306	$86.54	3.4 years	9,306	$86.54
$229.02	88	$229.02	1.5 years	88	$229.02
	3,638,309	$11.41	8.7 years	1,021,559	$9.45

MTI Stock-Based Incentive Plans

1993 Stock Option Plan

The 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1993 Plan”) provides for the direct sale of shares and the grant of options to purchase up to 650,000 shares of MTI’s common stock to its employees, officers, consultants and directors. The 1993 Plan expired by its terms in 2003 and no further options, rights or restricted stock awards may be granted under such plan.

The 1993 Plan included incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for which the option prices could not be less than the fair market value of the shares of MTI’s common stock on the date of the grant. For ISOs, the exercise price per share could not be less than 110% of the fair market value of a share of MTI’s common stock on the grant date for any individual possessing more than 10% of the total outstanding common stock of MTI.

Options, other than those granted to outside consultants, generally vest over a four-year period when granted. The 1993 Plan provides for the possible acceleration of vesting of granted options upon the occurrence of certain events, among them a change of control of MTI. Options granted to outside consultants generally vest over the term of their consulting contract. Options expire within a period of not more than ten years from the date of grant and expire ninety days after termination of employment.

1996 Stock Incentive Plan

The 1996 Stock Incentive Plan (the “1996 Plan”) provides for options to purchase up to 6,750,000 shares of MTI’s common stock and restricted common stock grants. The 1996 Plan includes NSOs and ISOs and may include grants to MTI’s directors, officers, employees and consultants, except that incentive stock options may not be granted to non-employee directors or consultants. In addition, the 1996 Plan, as amended, provides that each of MTI’s non-employee directors be granted an option consisting of 16,000 shares of common stock, which vest and become exercisable at the rate of 25% immediately and 25% on the anniversary of such director’s initial election during the three-year period following the grant date. Such directors shall also automatically be granted options for an additional 4,000 shares each year thereafter, subject to an aggregate stock ownership limitation of 1% of outstanding shares and options as defined in the 1996 Plan.

Options, other than those granted to the non-employee directors as described above or outside consultants, generally vest over a four-year period when granted. The 1996 Plan provides for the possible acceleration of vesting of granted options upon the occurrence of certain events, among them a change of control of MTI. Options expire within a period of not more than ten years from the date of grant. Options expire generally thirty days after termination of employment.

A summary of stock option activity for the 1993 and 1996 Plans is as follows:

	Shares Outstanding	Weighted-Average Exercise Price Per Share
Balance at January 1, 2003	3,858,224	$5.30
Granted(1)	791,000	$3.74
Exercised	(113,698)	$4.72
Canceled	(589,741)	$5.89
Balance at December 31, 2003	3,945,785	$4.91
Granted(2)	296,500	$3.95
Exercised	(29,200)	$1.92
Canceled	(240,414)	$4.75
Balance at December 31, 2004	3,972,671	$4.87
Granted:
Exercise price equal to market at date of grant(3)	1,779,000	$4.19
Exercise price below market at date of grant(4)	10,000	$3.62
Exercised	(154,410)	$3.46
Canceled	(462,895)	$4.13
Balance at December 31, 2005	5,144,366	$4.74
Options exercisable at December 31, 2003	2,185,204	$6.06
Options exercisable at December 31, 2004	2,687,567	$5.54
Options exercisable at December 31, 2005	3,339,093	$5.14

(1)          The weighted average fair value for options granted was $1.87.

(2)          The weighted average fair value for options granted was $2.02.

(3)          The weighted average fair value for options issued at market was $1.95.

(4)          The weighted average fair value for options issued below market was $1.86

For options outstanding and exercisable at December 31, 2005, the exercise price ranges and average remaining lives were as follows:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Outstanding	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price Per Share
$0.46- 3.58	1,297,977	$2.59	7.1 years	914,312	$2.50
$3.62- 4.00	1,594,978	$3.88	8.4 years	604,178	$3.93
$4.11- 6.29	1,316,080	$5.34	6.1 years	983,251	$5.42
$6.30-11.00	935,331	$8.36	4.4 years	837,352	$8.57
	5,144,366	$4.74	6.8 years	3,339,093	$5.14

Other Plans

The Employee Stock Purchase Plan (the “Purchase Plan”) covers an aggregate of 400,000 shares of MTI common stock and was designed to qualify as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Purchase Plan permits an eligible employee of MTI to purchase MTI common stock through payroll deductions not to exceed 20% of the employee’s compensation. An employee’s participation is limited also if such participation results in the employee (a) owning shares or options to purchase shares of stock possessing 5% or more of the total combined voting power or value of all classes of stock of MTI, (b) having the right to purchase shares under all employee stock purchase plans of MTI which exceeds $25 thousand of fair market value of such shares for any calendar year in which the right is outstanding at any time, or (c) having the right on the last day of any offering period (described below) to purchase in excess of 2,500 shares.

The price of the MTI common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the six-month offering period (January 1 or July 1) or on the applicable purchase date (June 30 or December 31). Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. Unless terminated earlier by MTI, the Purchase Plan will terminate in 2007. For the years ended December 31, 2005, 2004 and 2003, purchases by employees under the Purchase Plan resulted in the issuance of 151,316, 122,521 and 105,005 shares of MTI common stock, respectively, and in proceeds to MTI of $496 thousand, $368 thousand and $242 thousand, respectively. Compensation expense recorded for the plan in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 was $168 thousand, $65 thousand and $98 thousand, respectively. Compensation expense has been determined using the assumptions for MTI as disclosed in Note 3, except for the expected option term, which is six months.

The outstanding options issued under the 1993 and 1996 Plans were converted into options to purchase shares of ev3 common stock and the Purchase Plan was terminated effective January 6, 2006 in conjunction with the merger of MII with and into MTI as discussed in Note 23.

Warburg Pincus and certain of our employees and directors entered into loan agreements in order for certain employees and directors to buy ownership interests in us. In January 2004, one of the loans was settled for less than the total outstanding balance. We have recognized compensation expense of $937 thousand associated with the settlement of the loan.

As a result of the settlement of the loan, the remaining outstanding loans are now considered to be a part of a stock compensation arrangement. Modifications are measured for compensation expense. Additional compensation expense, if any, is recognized over the remaining life of the loan. The total outstanding loan balance between Warburg and our employees and directors, including accrued interest, at December 31, 2005 and 2004 was $5,244 and $5,076, respectively.

Non-Employee Equity-Based Compensation

For the years ended December 31, 2005, 2004 and 2003, we recognized consulting expense, included in research and development expense in the accompanying consolidated statements of operations of $30 thousand, $121 thousand and $240 thousand, respectively, relating to the fair value of 373,897 MTI options granted to consultants under MTI’s 1993 and 1996 Plans. The assumptions and methodology to determine fair value are the same as those used by MTI described in Note 3.

16.   Defined Contribution Plans

Endovascular offers substantially all employees the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of these plans is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. The Plan provides for a match of 50% of the employees’ pre-tax contribution, up to a maximum of 3% of eligible earnings. The employee is immediately vested in the matching contribution. Compensation expense related to this plan was $1,347, $716 and $729 for the years ended December 31, 2005, 2004 and 2003, respectively.

MTI administers a 401(k) Savings Plan on behalf of qualified employees. MTI may, at its option, contribute to the plan, but has not done so since the plan’s inception.

Expenses to administer the plans are borne by us and have amounted to approximately $13 thousand, $24 thousand and $38 thousand for the years ended 2005, 2004 and 2003, respectively.

17.   Income Taxes

As a limited liability company, ev3 LLC was not subject to taxation. The resulting change to a C corporation does not have an impact on our consolidated financial statements.

Our operating subsidiaries have been C corporations since inception. Following is a reconciliation of the U.S. Federal statutory rate to our effective tax rate:

	For the Years Ended December 31,
	2005	2004	2003
U.S. Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Meals and entertainment	0.3%	0.2%	0.2%
Losses of foreign subsidiaries	3.1%	2.4%	1.8%
State income taxes	(5.4)%	(4.4)%	(4.7)%
Tax credits	(0.1)%	(0.1)%	(0.3)%
Non-deductible expenses	—	3.1%	0.8
Change in valuation allowance	35.9%	32.5%	35.6%
Other, net	0.9%	0.5%	1.1%
Effective tax rate	0.7%	0.2%	0.5%

The components of ev3 Inc.’s provision for income taxes are as follows:

	For the Years Ended December 31,
	2005	2004	2003
Current:
Foreign	$525	$194	$301
Total Current	525	194	301
Total tax provision	$525	$194	$301

ev3 Inc.’s effective income tax rate varies from the U.S. Federal statutory rate as follows:

	For the Years Ended December 31,
	2005	2004	2003
U.S. Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Meals and entertainment	0.3%	0.2%	0.1%
Losses of foreign subsidiaries	2.7%	3.0%	2.0%
State income taxes	(5.5)%	(5.5)%	(5.4)%
Change in valuation allowance	36.7%	36.5%	36.3%
Non-deductible expenses	—	—	0.9%
Other, net	0.3%	—	0.4%
Effective tax rate	0.5%	0.2%	0.3%

ev3 Inc. had the following deferred tax assets and liabilities as of:

	December 31,
	2005	2004
Inventories	$1,070	$980
Intangible assets	(6,710)	(5,491)
Tax credit carryforwards	1,562	1,561
Unrealized losses on investments	3,267	3,267
Property and equipment	774	117
Net operating loss carryforwards	125,528	91,832
Other reserves and accruals	1,305	1,271
Other	2,716	1,784
Valuation allowance	(129,512)	(95,321)
Net deferred tax asset (liability)	$—	$—

Many of our foreign subsidiaries have generated foreign net operating losses, for which the benefit is not recorded in the deferred assets above. The benefit of these losses, if recorded would have a complete valuation allowance established against them.

We have established a complete valuation allowance against our net deferred tax assets because it was determined by management at the balance sheet date that it was more likely than not that such deferred tax assets would not be realized. In future years if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2005 will be recorded as follows:

Income tax benefit from continuing operations	$111,470
Goodwill and intangibles	18,042
Total	$129,512

At December 31, 2005, ev3 Inc. had net operating loss carryforwards for federal purposes of $313,820 (net of $29,934 expected to expire before utilization due to the Internal Revenue Code (“IRC”) Section 382 limitation). Endovascular has research and experimentation credit carryforwards for federal and California purposes of approximately $1,047 and $496, respectively (collectively net of $1,094 expected to expire before utilization due to the IRC Section 382 limitation). Endovascular also has a manufacturer’s investment credit carryforward for California tax reporting purposes of approximately $19 (net of $20 limited under California law).

The acquisitions made during 2001 and 2002 resulted in ownership changes which limit our ability to utilize our net operating loss and credit carryforwards pursuant to IRC Section 382. It is also possible that Endovascular may have experienced an ownership change or that its subsidiaries may have undergone ownership changes prior to the acquisitions by Endovascular in 2001 and 2002. These possible changes would further limit the availability of the acquired company’s attributes. Furthermore, subsequent changes in equity could further limit the utilization of the federal net operating loss and credit carryforwards. Such limitations could result in expiration of carryforward periods prior to utilization of the net operating loss and credit carryforwards. Our initial public offering during 2005 did not result in an ownership change pursuant to IRC Section 382.

The net operating losses of certain subsidiaries acquired in prior years are subject to the separate return limitation year (“SRLY”) provisions of the Treasury Regulations. Net operating loss carryforwards from these acquisitions may only be used to offset future taxable income generated by these subsidiaries.

The carryforwards available as of December 31, 2005 have expiration periods and limitations for federal tax purposes as follows:

NOL Carryforward		Federal Credit Carryforward	State Credit Carryforward	Federal Carryforward Expiration Period	Type of Attribute Limitation
$243	*	$—	$—	2010-2011	None
8,364	*	—	—	2011-2022	§ 382
2,896	*	137	103	2020-2022	SRLY
18,009	*	360	393	2019-2022	§ 382
24,249	*	550	—	2019-2022	§ 382
5,996	*	—	—	2021-2023	SRLY
254,063	**	—	—	2021-2023	None
$313,820		$1,047	$496

*                    These amounts represent the net operating losses and credit carryforwards acquired during 2001 and 2002 net of amounts expected to expire before utilization due to the IRC §382 limitations or SRLY limitations.

**             All NOL’s are available for utilization on the consolidated federal income tax return of ev3 Inc..

The components of MTI’s provision for income taxes are as follows:

	For the Years Ended December 31,
	2005	2004	2003
Current:
U.S. State	$2	$2	$2
Total Current	2	2	2
Total tax provision	$2	$2	$2

MTI’s effective income tax rate varies from the U.S. Federal statutory rate as follows:

	For the Years Ended December 31,
	2005	2004	2003
U.S. Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(6.0)%	—	—
Meals and entertainment	1.0%	0.2%	0.6%
Stock issuance costs	—	—	2.6%
Losses of foreign subsidiaries	12.3%	—	—
Tax credits	(3.4)%	(0.6)%	(2.7)%
Change in valuation allowance	31.4%	17.7%	33.4%
Non deductible expenses	—	16.4%	—
Other, net	(1.3)%	0.3%	0.1%
Effective tax rate	0.0%	0.0%	0.0%

MTI had the following deferred tax assets and liabilities as of:

	December 31,
	2005	2004
Capitalized research and development costs	$8,827	$10,619
Intangibles	253	854
Tax credit carryforwards	3,926	4,188
Net operating loss carryforwards	30,611	30,092
Other reserves and accruals	1,471	1,643
Other	1,542	1,544
Valuation allowance	(46,630)	(48,940)
Net deferred tax asset	$—	$—

MTI has established a complete valuation allowance against its deferred tax assets because it was determined by management that it was more likely than not at the balance sheet date that such deferred tax assets would not be realized. In future years if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2005 will be recorded as follows:

Income tax benefit from continuing operations	$40,557
Goodwill and intangibles	6,073
Total	$46,630

When we complete the acquisition of MTI as disclosed in Note 23, we will include MTI in our consolidated U.S. tax return. In connection with the purchase accounting related to the step acquisition of MTI, deferred tax liabilities will be recorded on intangible assets arising from the acquisition which will reduce the valuation allowance of ev3 Inc. At December 31, 2005, MTI had net operating loss carryforwards for federal and state purposes of approximately $81,554 and $49,449, respectively. MTI has research and experimentation credit carryforwards for federal and state purposes of approximately $2,402 and $2,309, respectively. MTI also has a manufacturer’s investment credit carryforward for state purposes of approximately $145.

At December 31, 2005, Dendron had foreign net operating loss carryforwards of approximately $16,800. The losses carry over indefinitely, unless certain changes in business operations, as defined, occur during the carryover period. We have established a full valuation allowance against these deferred tax assets since management does not believe it is more likely than not that this foreign subsidiary’s German net operating loss carryforwards will be fully utilized. Upon realization, a portion of the benefit from the net operating loss carryforward will reduce goodwill recognized upon Dendron’s acquisition.

The closing of a July 2001 financing transaction with MII resulted in a change in ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions, which resulted in a limitation on our ability to utilize our net operating loss carryforwards during any year to offset future taxable income in excess of $5,800.

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

18.   Commitments and Contingencies

Operating Leases

We lease various manufacturing and office facilities and certain equipment under operating leases.

Total future non-cancelable minimum lease commitments are as follows:

Years ending December 31:
2006	$3,527
2007	2,963
2008	2,231
2009	2,059
2010	1,223
Thereafter	320
$12,323

Rent expense related to non-cancelable operating leases for the years ended December 31, 2005, 2004 and 2003 was $3,923, $3,752 and $3,364, respectively.

Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2005. These future payments are subject to foreign currency exchange rate risk.

Purchase Obligations

We have entered into a supply agreement with Invatec, which includes minimum purchase obligations over the initial three-year term beginning January 1, 2005. During this period, we are committed to the following minimum inventory purchases:

Years ending December 31:
2006	$17,755
2007	29,650
$47,405

These payments are denominated in Euros and were translated at the respective exchange rate at December 31, 2005. These future payments are subject to foreign currency exchange rate risk. The agreement may be terminated early by either party upon the occurrence of certain events, including by Invatec upon a change of control of ev3 Inc. involving a competitor of Invatec or if ev3 fails to achieve certain minimum annual purchase requirements. In the event Invatec terminates the agreement upon the occurrence of certain events, including a change of control of ev3 Inc. involving a competitor of Invatec, we may be required to pay to Invatec liquidated damages of $5,000 or $15,000, depending on the event causing the termination. In lieu of terminating the agreement for our failure to meet certain minimum annual purchase requirements, Invatec may require us to pay an indemnification amount equal to 80% of the difference between the aggregate minimum annual value of purchases required under the agreement and the total actual purchases of products during the same contractual year.

Letters of Credit

As of December 31, 2005, we had $3,102 of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

License Agreements

We have various licensing agreements with third parties for the use of certain technologies for which royalties ranging from 3% to 12% of net sales are paid. We incurred costs of $1,658, $1,588 and $1,680 in connection with royalty and licensing agreements, for the years ended December 31, 2005, 2004 and 2003, respectively.

Other

We closed redundant offices in 2004 and 2003 to consolidate our operations into two main facilities in Irvine, California and Plymouth, Minnesota. In connection with the office closures, we recorded employee and contractual termination costs of approximately $2,929 and $3,333, which are included in selling, general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2004 and 2003, respectively. Unpaid costs related to these closures of $391 thousand and $2,559 at December 31, 2005 and 2004, respectively, are included in accrued liabilities on the consolidated balance sheet.

Contingencies

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings.

In September 2000, Dendron, which was acquired by MTI in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the court issued a written decision that EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from producing and selling the devices, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (MTI joined Dendron in this action in connection with its acquisition of Dendron), and by filing nullity proceedings with the German Federal Patents Court against the German component of the other two patents. The opposition proceedings with the EPO on the one patent are complete, and the EPO has rejected the opposition and has upheld the validity of the one patent. Dendron retains the right to file a nullity action in Germany against the patent. All three Appeal proceedings are currently stayed on the basis of the validity challenges brought by Dendron.

On July 4, 2001, the University of California filed another suit against Dendron alleging that the EDC I coil device infringed another European patent held by the plaintiff. The complaint was filed in the District Court of Dusseldorf, Germany seeking additional monetary and injunctive relief. In April 2002, the Court found that EDC I coil devices did infringe the plaintiff’s patent. The patent involved is the same patent that was involved in the case before the English Patents Court discussed below and that was ruled by a Dutch court to be invalid, also as discussed below. The opposition proceedings on the patent are complete, and the EPO has rejected the opposition and has upheld the validity of the patent. Dendron has now filed a domestic German nullity action against that patent. The infringement case is under appeal. The appeal has been stayed pending the outcome of the nullity action filed against the patent.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of December 31, 2005, approximately $800 thousand was recorded in accrued liabilities in our consolidated balance sheet. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that MTI’s Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Pursuant to the court’s ruling, MTI has been enjoined from engaging in infringing activities related to the Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for activities engaged in by MTI since September 27, 2002. In February 2005, MTI received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.3 million as of December 31, 2005, with which we disagree. Court hearings will be held regarding these claims. MTI has filed an appeal with the Dutch court, and believes that since the date of injunction in each separate country it is in compliance with the Dutch court’s injunction and MTI intends to continue such compliance. Because we believe that MTI has valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, Accounting for Contingencies. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, MTI initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that MTI’s products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by MTI. In February 2005, the court approved an interim settlement between the parties under which the patent holders are required to surrender such patent to the U.K. Comptroller of Patents, and to pay MTI’s costs associated with the legal action, including interest. As a result, MTI received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 thousand based on the dates of receipt), which MTI recorded as a reduction of litigation expense upon receipt of such funds in February and March 2005. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by MTI in such litigation and a court hearing on these costs is expected in June 2006. As a result of the interim settlement, we anticipate that MTI will no longer be involved in litigation on this matter in the United Kingdom, although no assurance can be given that no other litigation involving MTI may arise in the United Kingdom.

In the United States, concurrent with the FDA’s marketing clearance of the Sapphire line of embolic coils received in July 2003, MTI initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by MTI and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed MTI’s actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against MTI in the United States District Court for the Northern District of California alleging infringement by MTI with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. MTI filed a counterclaim against the University of California asserting non-infringement by MTI, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, MTI filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. Cross-motions for summary judgment on MTI’s inequitable conduct claim have been briefed and are pending before the court. A trial date has not been set. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

In March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents. We informed Medtronic that we disagreed with Medtronic’s assertions, and subsequently had several discussions with Medtronic. No lawsuit with respect to this matter has been filed.

On March 30, 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents. This action was brought in the United States District Court for the District of Minnesota. We have answered the complaint and now both parties are seeking to introduce new claims into the case. Boston Scientific is seeking to add a claim for misappropriation of trade secrets, and we are seeking to add counterclaims for patent infringement of two of our own patents. We intend to vigorously defend this action. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. We believe these allegations are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint. A hearing was held on this motion in January 2006 after which the court took the motion under advisement. The parties have not engaged in any discovery.

On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors, have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims: misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. We have filed a motion to dismiss the complaint, which is scheduled for a hearing on March 27, 2006. The parties have not engaged in any discovery.

Because both of these Appriva acquisition related matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

On October 11, 2005, a purported stockholder class action lawsuit purportedly on behalf of MTI’s minority shareholders was filed in the Delaware Court of Chancery against MTI, MTI’s directors and us challenging our previously announced exchange offer with MTI. The complaint alleged the then-proposed transaction constituted a breach of defendants’ fiduciary duties. The complaint sought an injunction preventing the completion of our transaction with MTI or, if the transaction were to be completed, rescission of the transaction or rescissory damages, unspecified damages, costs and attorneys’ fees and expenses. On January 6, 2006, we completed our transaction with MTI. We believe this lawsuit is without merit and plan to defend it vigorously. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

19.   Related Party Transactions

Our wholly-owned subsidiary, Endovascular, is a party to several agreements with our majority owned subsidiary, MTI. Pursuant to these agreements, Endovascular is a distributor of certain MTI products, provides inventory management and administrative services for certain finished goods inventory of MTI neurovascular products, provides MTI with marketing, sales solicitation, accounting, invoicing, collection and administrative services in certain countries other than the United States and Canada. All significant intercompany balances and transactions have been eliminated and all minority interest amounts are reported in the consolidated statements of operations.

20.   Segment and Geographic Information

We operate in two operating segments: cardio peripheral and neurovascular.

The cardio peripheral operating segment includes cardiovascular products which are used to treat coronary artery disease, atrial fibrillation and other disorders in heart and peripheral vascular products which are used to treat vascular disease in legs, kidney (or renal), neck (or carotid), and generally all vascular diseases other than in the brain or the heart.

The neurovascular operating segment includes products that are used to treat vascular disease and disorders in the brain, including aneurysms and arterial-venous malformations.

Management measures segment profitability on the basis of gross profit calculated as net sales less cost of goods sold excluding amortization of intangible assets. Other operating expenses are not allocated to individual operating segments for internal decision making activities.

We sell our products through a direct sales force in the United States, Canada, Europe and Japan as well as through distributors in other international markets. Our customers include a broad physician base consisting of cardiologists, radiologists, neuro-radiologists, vascular surgeons, neurosurgeons and other endovascular specialists.

The following is segment information:

	For the Years Ended December 31,
	2005	2004	2003
Net sales
Cardio Peripheral:
Stents	$37,871	$20,484	$16,196
Thrombectomy and embolic protection	12,869	9,119	6,892
Procedural support and other	29,141	23,339	22,343
Total Cardio Peripheral	$79,881	$52,942	$45,431
Neurovascular
Embolic products	22,463	12,583	8,269
Neuro access and delivery products	31,352	20,809	13,939
Total Neurovascular	$53,815	$33,392	$22,208
Total net sales	$133,696	$86,334	$67,639
Gross profit
Cardio Peripheral	$41,329	$27,477	$24,461
Neurovascular	37,273	18,995	12,960
Total	$78,602	$46,472	$37,421
Total assets
Cardio Peripheral	$239,255	$146,722	$135,610
Neurovascular	57,573	65,324	71,413
Total	$296,828	$212,046	$207,023
Gross profit(1)	$78,602	$46,472	$37,421
Operating expense	181,448	137,447	140,204
Loss from operations	$(102,846)	$(90,975)	$(102,783)

(1)          Gross profit for internal measurement purposes is defined as net sales less cost of goods sold.

For the years ended December 31, 2005, 2004 and 2003, no single customer represented more than 10% of our consolidated net sales.

The following table presents net sales and long-lived assets by geographic area for the years ended December 31:

Geographic Data	2005	2004
Net Sales
United States	$71,848	$42,791
International	61,848	43,543
Total net sales	$133,696	$86,334
Long-lived Assets
United States	$17,198	$8,174
International	679	956
Total long-lived assets	$17,877	$9,130

21.   Quarterly Financial Data (Unaudited)

	Net Sales	Loss from Operations	Net Loss	Net Loss Attributable to Common Share Holders	Loss Per Share
2004
First Quarter	$20,580	$(24,351)	$(26,649)	$(32,584)	$(19.08)
Second Quarter	20,569	(25,354)	(26,975)	(32,844)	(18.29)
Third Quarter	19,654	(12,177)	(15,282)	(21,270)	(8.35)
Fourth Quarter	25,531	(29,093)	(30,367)	(36,401)	(14.28)
2005
First Quarter	$27,682	$(29,321)	$(32,369)	$(38,795)	$(14.94)
Second Quarter	31,540	(28,960)	(35,222)	(40,857)	(4.60)
Third Quarter	33,500	(21,906)	(20,457)	(20,457)	(0.42)
Fourth Quarter	40,974	(22,659)	(21,976)	(21,976)	(0.45)

Loss per unit/share for each quarter is required to be computed independently. As a result, the sum of the quarterly loss per unit/share calculation does not equal the total year basic loss per unit/share.

22.   Loss Per Share

The following outstanding convertible preferred units, convertible demand notes, redeemable common units, and options were excluded from the computation of diluted loss per membership unit/share as they had an antidilutive effect:

	Year Ended December 31,
	2005	2004	2003
Convertible preferred stock class A(assuming conversion using thecontractual conversion ratio tocommon units)	—	4,006,786	4,006,786
Convertible preferred stock class B(assuming conversion using thecontractual conversion ratio tocommon units)	—	6,846,222	6,846,222
Demand notes (assuming conversionat stated value into common units)	—	14,019,335	9,973,455
Options	3,638,309	1,633,393	1,535,420
	3,638,309	26,505,736	22,361,883

23.   Subsequent Event (Unaudited)

On January 6, 2006, we completed the previously disclosed acquisition of the outstanding shares of MTI that we did not already own through the merger of MII with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of ev3 Inc. As a result of the merger, each share of common stock of MTI outstanding at the effective time of the merger was automatically converted into the right to receive 0.476289 of a share of our common stock (the “Exchange Ratio”) and cash in lieu of any fractional share of our common stock. We issued approximately 7.0 million new shares of our common stock to MTI’s public stockholders in the merger, bringing our total outstanding shares to approximately 56.3 million as of the date of the merger. In addition, each outstanding option to purchase shares of MTI common stock was converted into an option to purchase shares of our common stock on the same terms and conditions (including vesting) as were applicable under such MTI option. The exercise price and number of shares for which each such MTI option is (or will become) exercisable was adjusted based on the Exchange Ratio.

The following tables summarize the preliminary purchase price and the resulting allocation of the excess purchase price over historical book values acquired:

The following table presents the purchase price for additional investments in 2006:

2006
Fair value of shares/options issued	$95,350
Interest acquired in historical book value of MTI	(12,850)
Excess purchase price over historical book values	$82,500

The following summarizes the allocation of the excess purchase price over historical book values arising from the additional investments:

2006
Inventory	$668
Developed technology	16,759
Customer relationships	10,175
Trademarks and tradenames	2,211
Acquired in-process research and development	1,999
Goodwill	52,888
Accrued liabilities	(2,200)
Total	$82,500

ev3 Inc.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Other Additions		Deductions	Balance at End of Period
Reserves deducted from assets to which it applies:
Year ended December 31, 2005
Reserve for deferred income tax asset	$144,261	$31,881	$—		$—	$176,142
Accounts receivable allowances	2,694	1,110	—		(197)	3,607
Reserve for inventory obsolescence	3,687	4,037	—		(3,749)	3,975
Year ended December 31, 2004
Reserve for deferred income tax asset	$108,953	$35,308	$—		$—	$144,261
Accounts receivable allowances	1,574	2,701	—		(1,581)	2,694
Reserve for inventory obsolescence	4,193	1,403	—		(1,909)	3,687
Year ended December 31, 2003
Reserve for deferred income tax asset	$72,660	$36,293	$—		$—	$108,953
Accounts receivable allowances	2,698	838	141	(a)	(2,103)	1,574
Reserve for inventory obsolescence	5,508	2,100	—		(3,415)	4,193

(a)—other additions related to acquisitions.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this annual report on Form 10-K. Based on this evaluation and because of the material weakness related to our controls over the preparation, review and presentation and disclosure of our consolidated statements of cash flows as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this annual report on Form 10-K. To address the material weakness described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Change in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Our management has concluded that as of December 31, 2005 we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated statements of cash flows. Specifically, we incorrectly reported an interest payment on demand notes payable as a financing cash out-flow instead of an operating cash out-flow, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended July 3, 2005 and October 2, 2005. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our operating and financing cash flows in our consolidated financial statements that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting.

Except as described herein, there was no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

Management is taking steps to remediate the material weakness in our internal control over financial reporting relating to the presentation of our cash flows. These steps include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows in accordance with generally accepted accounting principles. Management believes the additional control procedures designed, and when implemented, will fully remediate the material weakness. Although we are uncertain when the material weakness will be fully remediated, we will need a period of time over which to demonstrate that these controls are functioning appropriately and to conclude that we have adequately remediated the material weakness.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

Our directors and executive officers, their ages and positions held, as of February 15, 2006, are as follows:

Name	Age	Position
James M. Corbett	47	President and Chief Executive Officer
Patrick D. Spangler	50	Chief Financial Officer and Treasurer
Stacy Enxing Seng	41	President, Cardio Peripheral Division
Pascal E.R. Girin	46	President, International
L. Cecily Hines	55	Vice President, Secretary and Chief Legal Officer
Gregory Morrison	42	Vice President, Human Resources
Jeffrey J. Peters	37	Chief Technology Officer
Thomas C. Wilder III	41	President, Neurovascular Division
Haywood D. Cochrane(1)	57	Director
Richard B. Emmitt(1)(2)	61	Director
Douglas W. Kohrs(1)(2)	48	Director
Dale A. Spencer	60	Director
Thomas E. Timbie	48	Director
Elizabeth H. Weatherman(2)	45	Director

(1)          Member of audit committee

(2)          Member of compensation committee

Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Information regarding the business experience of our directors and executive officers is set forth below.

James M. Corbett is a director of our company and has served as our President and Chief Executive Officer since January 2004 and was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 Inc. on June 21, 2005. From October 2003 to January 2004, Mr. Corbett served as the President and Chief Operating Officer of ev3 LLC. From January 2002 to October 2003, Mr. Corbett served as our Executive Vice President and President International. Mr. Corbett served as chairman of the board of directors of MTI from January 2002 to January 2006 and as its Acting President and Chief Executive Officer from April 2002 through October 2002. From February 2001 to January 2002, Mr. Corbett worked as an independent medical device consultant. From January 1999 to February 2001, Mr. Corbett was President and Chief Executive Officer of Home Diagnostics, Inc., a medical device company. Prior to that, he served as Senior Vice President and then President for International of Boston Scientific Corporation, which followed his tenure as Vice President of International at SCIMED Life Systems, Inc. Mr. Corbett has a Bachelor of Science in Business Administration from Kansas University.

Patrick D. Spangler has served as our Chief Financial Officer and Treasurer since April 2005. From June 1997 to January 2005, Mr. Spangler served as the Executive Vice President, Chief Financial Officer and Assistant Secretary for Empi, Inc., a company specializing in rehabilitative medical devices. From January 2005 until March 2005, Mr. Spangler served as a consultant to Empi, Inc. Mr. Spangler has a

Bachelor of Science in Accounting from the University of Minnesota, a Master of Business Administration from University of Chicago and a Master of Business Taxation from the University of Minnesota.

Stacy Enxing Seng has served as our President, Cardio Peripheral Division since March 2005 and previously served as our Vice President, Marketing and New Business Development. Ms. Enxing Seng has served in various positions since April 2001. From March 1999 to April 2001, she served as Vice President of Marketing for the cardiology division at Boston Scientific/SCIMED. Ms. Enxing Seng has a Bachelor of Arts in Public Policy from Michigan State University and a Master of Business Administration from Harvard University.

Pascal E.R. Girin has served as our President, International since July 2005 and previously served as our General Manager, Europe from September 2003 to July 2005. From September 1998 to August 2003, Mr. Girin served in various capacities at BioScience Europe Baxter Healthcare Corporation, most recently as Vice President. Mr. Girin received an Engineering Education at the French Ecole des Mines.

L. Cecily Hines has served as our Vice President, Secretary and Chief Legal Officer since January 2002 and was a consultant to us from July 2001 to January 2002. Ms. Hines has a Bachelor of Arts in Government from Smith College, a Master in Public Administration from New York University and a Juris Doctorate with distinction from Duke University School of Law.

Gregory Morrison has served as our Vice President, Human Resources since March 2002. From March 1999 to February 2002, Mr. Morrison served as Vice President of Organizational Effectiveness for Thomson Legal & Regulatory, a division of The Thomson Corporation that provides integrated information solutions to legal, tax, accounting, intellectual property, compliance, business and government professionals. Mr. Morrison has a Bachelor of Arts in English and Communications from North Adams State College and a Master of Arts in Corporate Communications from Fairfield University.

Jeffery J. Peters has served as our Chief Technology Officer since February 2005. He previously served as Vice President, Research and Development, Cardio Peripheral Division and Chief Technology Officer from December 2003 to February 2005 and Vice President of Business Development from September 2001 to December 2003. From September 1996 to September 2001, Mr. Peters was a medical technology equity research analyst for RBC Dain Rauscher Wessels. Mr. Peters has a Bachelor of Science in Mechanical Engineering and a Master of Business Administration from the University of Minnesota.

Thomas C. Wilder III has served as our President, Neurovascular Division since June 2005. He served as President of MTI from September 2002 and Chief Executive Officer of MTI from October 2002. From December 2004 to January 2006, he also served as Acting Chief Financial Officer of MTI. From August 1991 until August 2002, he served at Medtronic, Inc., a medical device company, most recently as the Vice President and the General Manager of its endovascular stent grafts division from January 2001 until August 2002. From August 1991 until December 2000 while at Medtronic, he held a variety of finance, business development and operations positions at U.S. and international locations, including Hong Kong, Belgium and The Netherlands. He earned a Bachelor of Arts in Economics from Stanford University and a Master in Management from Northwestern University’s J.L. Kellogg Graduate School of Management.

Haywood D. Cochrane has served as one of our directors since June 2005. Mr. Cochrane was a member of the board of managers of ev3 LLC from March 2005 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Mr. Cochrane served as Chief Executive Officer of CHD Meridian Corporate Healthcare, a specialized medical management company, from February 1997 to April 2004. Mr. Cochrane serves as Vice Chairman and director of I-Trax, Inc., a publicly held company, and serves as lead director and the chairman of the audit committee of the board of directors of Tripath Imaging, Inc., a publicly held company. Mr. Cochrane also serves as a director of American Esoteric Laboratories, Inc., a privately held company.

Richard B. Emmitt has served as one of our directors since June 2005. Mr. Emmitt was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Since 1989, Mr. Emmitt has been a Managing Director of The Vertical Group, L.P., an investment management and venture capital firm focused on the medical device industry. Mr. Emmitt currently serves on the Board of Directors of American Medical Systems Holdings, Inc. and Wright Medical Group, Inc., all publicly held companies, as well as of Axya Medical, Inc., BioSET, Inc., Incumed, Inc, OsteoBiologics, Inc., Solarant Medical, Inc., Spondylogix, Inc., Tepha, Inc. and SPMR, Inc., all privately held companies.

Douglas W. Kohrs has served as one of our directors since June 2005. Mr. Kohrs was a member of the board of managers of ev3 LLC from March 2005 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Mr. Kohrs served as Chief Executive Officer of American Medical Systems Holdings, Inc. from April 1999 until January 2005. He has served on the Board of Directors of American Medical Systems Holdings since 1999, and has been Chairman of the Board since March 2004. Mr. Kohrs currently serves as a director of Kyphon Inc., a publicly held company, as well as Disc Dynamics Inc., Pioneer Surgical Technologies and AxioMed Spine Corporation, all privately held companies.

Dale A. Spencer has served as one of our directors since June 2005 and also serves as a consultant to us. Mr. Spencer was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Mr. Spencer served as President, Chief Executive Officer and Chairman of the Board of Directors of SCIMED Life Systems Inc. prior to its merger with Boston Scientific Corporation in 1995. At Boston Scientific, Mr. Spencer served as Executive Vice President in the Office of the Chairman from 1995 to 1997 and was a member of the Board of Directors from 1995 to 1999. Since that time, Mr. Spencer has been a private investor, primarily in the medical device industry. Mr. Spencer currently serves on the Board of Directors of Anulex, Inc., CVRx, Inc., Northstar Neurosciences, Inc. and Optobionics Corporation, all privately held companies.

Thomas E. Timbie has served as one of our directors since June 2005. Mr. Timbie served as a Vice President of ev3 from April 2005 until June 2005 and as ev3’s Interim Chief Financial Officer from January 2005 until April 2005. Mr. Timbie was a member of the board of managers of ev3 LLC from March 2004. Since 2000, Mr. Timbie has been the President of Timbie & Company, LLC, a financial consulting firm that he founded. During 2000, Mr. Timbie was the Interim Vice President and Chief Financial Officer of e-dr. Network, Inc., a business-to-business exchange in the optical device market. Mr. Timbie currently serves on the board of directors of American Medical Systems Holdings, Inc. and Wright Medical Group, Inc., both publicly held companies. Mr. Timbie has a Bachelor of Science in Accounting from the University of Florida and a Master of Business Administration from Stetson University.

Elizabeth H. Weatherman has served as one of our directors since June 2005. Ms. Weatherman was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Ms. Weatherman is a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus’ health care group in 1988 and is currently responsible for the firm’s medical device investment activities. Ms. Weatherman currently serves on the Board of Directors of American Medical Systems Holdings, Inc., Kyphon Inc. and Wright Medical Group, Inc., all publicly held companies, as well as of Bacchus Vascular, Inc. and Solarant Medical, Inc., both privately held companies.

Term of Directors and Composition of the Board of Directors

Our board of directors consists of seven members and is divided into three staggered classes of directors of the same or nearly the same number. At each annual meeting of stockholders, a class of directors will be elected for a three year term to succeed the directors of the same class whose terms are then expiring. The term of the directors will expire upon election and qualification of successor directors of the Annual Meeting of Stockholders to be held during the years 2006 for the Class I directors, 2007 for the Class II directors and 2008 for the Class III directors.

•       Our Class I directors are Messrs. Corbett and Timbie.

•       Our Class II directors are Messrs. Cochrane, Emmitt and Spencer.

•       Our Class III directors are Mr. Kohrs and Ms. Weatherman.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class shall consist of one third of the directors. The division of our board of directors into three classes with staggered three year terms may delay or prevent a change of our management or a change in control.

We and certain of our stockholders, including Warburg Pincus, The Vertical Group and certain members of our management, are parties to a holders agreement that includes terms relating to the composition of our board of directors. The holders agreement requires us to nominate and use our best efforts to have elected to our board of directors:

•       two persons designated by Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., a Netherlands Commanditaire Vennootschap, Warburg, Pincus Netherlands Equity Partners II, C.V., a Netherlands Commanditaire Vennootschap, and Warburg, Pincus Netherlands Equity Partners III, C.V., a Netherlands Commanditaire Vennootschap, which we refer to collectively as the Warburg Entities, and Vertical Fund I, L.P. and Vertical Fund II, L.P., which we refer to together as the Vertical Funds, if the Warburg Entities, the Vertical Funds and their affiliates collectively beneficially own 20% or more of our common stock; or

•       one person designated by the Warburg Entities and the Vertical Funds if the Warburg Entities, the Vertical Funds and their affiliates collectively beneficially own at least 10% but less than 20% of our common stock.

Mr. Emmitt and Ms. Weatherman were the initial designees under the holders agreement. In the event any director designated by the Warburg Entities and the Vertical Funds is unable to serve or is removed or withdraws from our board of directors, the Warburg Entities and the Vertical Funds will have the right to designate a substitute for such director. We and certain of our stockholders, including certain members of our management party to the holders agreement, have agreed to take all action within our or their respective power, including the voting of shares of common stock owned by us or them as is necessary to cause the election of the substitute director designated by the Warburg Entities and the Vertical Funds or to, upon the written request of the Warburg Entities and the Vertical Funds, remove with or without cause a director previously designated by such institutional investors.

Board Committees

Our board of directors has an audit committee and a compensation committee, each of which has the composition and responsibilities described below. Our board of directors may from time to time establish other committees to facilitate the management of our company and may change the composition and the responsibilities of our existing committees.

Because Warburg Pincus owns more than 50% of the voting power of our common stock, we are considered a “controlled company” for the purposes of the NASDAQ listing requirements, and we qualify for, and rely on, the “controlled company” exception to the board of directors and committee composition requirements under the rules of NASDAQ. Pursuant to this exception, we are exempt from the rules that require our board of directors to be comprised of a majority of “independent directors.” We are also exempt from the rules that require our board of director nominations to be either selected, or recommended for the board’s selection, either by a nominating committee comprised solely of independent directors or by a majority of the independent directors and the rules that require the compensation of our chief executive officer and other executive officers to be determined, or recommended to the board of directors for determination, either by a compensation committee comprised solely of independent directors or by a majority of the independent directors. The “controlled company” exception does not, however, modify the independence requirements for audit committees, and we currently comply with the requirements of the Sarbanes Oxley Act of 2002 and NASDAQ rules which require that our audit committee be comprised of at least three independent directors.

Audit Committee. Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. Our audit committee:

•       assists our board of directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm;

•       assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such independent registered public accounting firm;

•       provides a medium for consideration of matters relating to any audit issues; and

•       will prepare the audit committee report that the SEC rules require be included in our annual proxy statement or annual report on Form 10-K.

The members of our audit committee are Messrs. Cochrane, Emmitt and Kohrs. Mr. Cochrane is our audit committee financial expert under the SEC rules implementing Section 407 of the Sarbanes Oxley Act. We believe that the composition of our audit committee meets the requirements for independence under the current requirements of the Sarbanes Oxley Act, NASDAQ and SEC rules and regulations.

Compensation Committee. Our compensation committee reviews and recommends policy relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter. The members of our compensation committee are Mr. Emmitt, Mr. Kohrs and Ms. Weatherman. As mentioned above, as a “controlled company” under the listing requirements of NASDAQ, we are permitted, and have elected, to opt out of the NASDAQ listing requirements that would otherwise require our compensation committee to be comprised entirely of independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2005, and based on written representations by our directors and executive officers, all required Section 16 reports under the Securities Exchange Act of 1934, as amended, for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2005.

Code of Ethics

Our Code of Business Conduct applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and meets the requirements of the Securities and Exchange Commission. We also have a Code of Ethics for Senior Executive and Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Presidents, and any other senior executive or financial officers performing similar functions and so designated from time to time by the Chief Executive Officer. We make available, free of charge and through our Internet web site under the Investor Relations—Corporate Governance section, to any stockholder who requests, our Code of Business Conduct and Code of Ethics for Senior Executive and Financial Officers. Requests for copies can be directed to Investor Relations at (763) 398-7000. We intend to disclose any amendments to and any waivers from a provision of our Code of Business Conduct and Code of Ethics for Senior Executive and Financial Officers on a current report on Form 8-K filed with the SEC.

ITEM 11.         EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and our four other most highly compensated executive officers, who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2005. We refer to these individuals in this report as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Long-Term Compensation
	Restricted	Securities	All Other
Annual Compensation(1)	Stock	Underlying	Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)(2)		Awards ($)(3)	Options/SARs (#)		($)(4)
James M. Corbett	2005	$357,000		$180,000		$1,468,000	352,083		$—
President and Chief Executive Officer	2004	340,000		153,000		—	41,666		—
Pascal E.R. Girin	2005	305,807	(5)	115,573	(5)	—	94,666		63,283	(5)
President, International	2004	341,232		29,858		—	5,000		—
Thomas C. Wilder III.	2005	276,770	(6)	121,433		—	119,071	(7)	—
President, Neurovascular Division	2004	265,939		53,250		—	—		—
Stacy Enxing Seng.	2005	256,964		70,200		513,800	132,405		6,300
President, Cardio Peripheral Division	2004	214,968		58,964		—	15,416		—
L. Cecily Hines.	2005	227,136		74,955		293,600	66,311		6,300
Vice President, Secretary and Chief Legal Officer	2004	216,320		37,856		—	5,833		—

(1)    The value of executive perquisites provided to our named executive officers did not exceed the lesser of $50,000 or 10% of the compensation reported in the table for each of the named executive officers.

(2)           Annual bonus for fiscal year reflected was earned during such fiscal year but paid during the subsequent fiscal year.

(3)           The following named executive officers held the following number of shares of restricted stock as of December 31, 2005, which shares represented the following values, based on the closing sales price of our common stock as of that date: Mr. Corbett (100,000 shares; $1,474,000); Ms. Enxing Seng (35,000 shares; $515,900) and Ms. Hines (20,000 shares; $294,800). These shares vest in equal installments on an annual basis over a four-year period from the date of grant. These individuals have the right to receive any cash dividends declared on these shares and to vote these shares until their right to these shares is forfeited. Any stock dividends or other distributions of property declared on these shares will remain subject to forfeiture until the shares with respect to which the dividends or other property are attributable are forfeited or become nonforfeitable.

(4)           “All Other Compensation” includes, except in the case of Mr. Girin, for all years presented, contributions that we made under the ev3 401(k) Retirement Plan. Under our 401(k) plan, participants may voluntarily request that we reduce his or her pre-tax compensation by up to 75% (subject to certain special limitations) and contribute such amounts to the 401(k) plan’s trust. We contribute matching contributions in an amount equal to 50% of a participant’s pre-tax 401(k) contributions (other than catch-up contributions) for the pay period or, if less, 3% of the participant’s eligible earnings for that pay period. The 401(k) plan also has a “true-up” provision, meaning that at the end of the plan year an eligible participant may receive an additional matching contribution by applying the plan’s matching contribution formula to the participant’s aggregate 401(k) contributions and eligible earnings for the entire plan year. For 2005, the matching contributions made on behalf of Messrs. Corbett, Girin and Wilder and Ms. Enxing Seng and Ms. Hines, respectively, were $0, $0, $0, $6,300 and $6,300. Under the 401(k) plan, we may, in our sole discretion, also make profit sharing contributions on behalf of eligible participants for any plan year. For 2005, we did not make any discretionary profit sharing contributions under the 401(k) plan. “All Other Compensation” for Mr. Girin reflects a car allowance.

(5)           Reflected in U.S. dollars but paid in Euros. Conversion into U.S. dollars based on conversion rate as of December 30, 2005 in the case of salary and all other compensation and the conversion rate as of the time of payment in the case of the annual bonus. Conversion rate as of December 30, 2005 was one Euro to $1.18730 and conversion rate as of time of payment of annual bonus to Mr. Girin was one Euro to $1.20934.

(6)           Includes $794.38 as compensation for forfeited vacation.

(7)           Represents options granted by MTI to purchase shares of MTI’s common stock, which options were subsequently converted into options to purchase shares of our common stock in connection with our acquisition of the shares of common stock of MTI not previously owned by us in January 2006. Shares indicated represent number of options on an as-converted basis.

Option Grants in Last Fiscal Year

The following table sets forth information concerning option grants granted to each of our named executive officers during the year ended December 31, 2005. No stock appreciation rights were granted to these individuals during the year ended December 31, 2005. With respect to Mr. Wilder, the number of options granted in the following table represents the number of options to purchase shares of our common stock granted as reflected on an as-converted basis to reflect the conversion of his options to purchase shares of MTI’s common stock into options to purchase shares of our common stock as a result of our acquisition of the shares of common stock of MTI not previously owned by us in January 2006. In addition, with respect to Mr. Wilder, the percent of total options granted to employees in the last fiscal year in the following table represents the percent of total options granted to MTI employees in 2005. With respect to Mr. Corbett, the number of options granted in the following table excludes options to purchase shares of MTI’s common stock granted to Mr. Corbett in connection with his services as a director of MTI. See “—Director Compensation.”

	Individual Grants(1)
	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise
	Options	Employees in	Price	Expiration	Grant Date
Name	Granted (#)	Fiscal Year	($/Share)	Date	Present Value ($)(2)
James M. Corbett	52,083	2.3%	$8.82	01/07/2015	$291,317
	300,000	13.0%	14.00	07/01/2015	1,809,527
Pascal E.R. Girin	6,666	0.3%	8.82	01/07/2015	37,285
	88,000	3.8%	14.00	07/01/2015	530,795
Thomas C. Wilder III	18,495	1.0%	8.07	01/10/2015	72,307
	100,576	5.6%	8.07	01/10/2015	393,193
Stacy Enxing Seng	8,333	0.4%	8.82	01/07/2015	46,609
	25,000	1.1%	8.82	02/01/2015	140,382
	99,072	4.3%	14.00	07/01/2015	597,578
L. Cecily Hines	8,333	0.4%	8.82	01/07/2015	46,609
	5,000	0.2%	12.60	04/25/2015	33,549
	52,978	2.3%	14.00	07/01/2015	319,550

(1)          Options granted prior to our initial public offering were granted under the ev3 LLC 2003 Stock Option Plan and options granted after our initial public offering were granted under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan. Options generally have a ten-year term and vest over a four-year period, with 25% of the underlying shares vesting within one year of the date of grant and 1/36 of the remaining 75% of the underlying shares vesting each month after the one-year anniversary date.

(2)          The grant date present value shown is an estimate only, arrived at using the Black-Scholes option pricing model, with the following weighted average assumptions as of the following grant dates: (i) January 7, 2005: risk-free interest rate of 3.71%, expected life of option of 5 years, expected dividend yield of zero and expected stock volatility of zero; (ii) January 10, 2005: risk-free interest rate of 4%, expected life of option of 4 years, expected dividend yield of zero and expected stock volatility of 58.44%; (iii) February 1, 2005: risk-free interest rate of 3.77%, expected life of option of 5 years, expected dividend yield of zero and expected stock volatility of zero; (iv) April 25, 2005: risk-free interest rate of 3.8%, expected life of option of 4 years, expected dividend yield of zero and expected stock volatility of 50% and (v) July 1, 2005: risk-free interest rate of 3.84%, expected life of option of 4 years, expected dividend yield of zero and expected stock volatility of 50%.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

There were no option exercises by any of the named executive officers during the year ended December 31, 2005. The following table sets forth the number and value of options held by each of our named executive officers at December 31, 2005. With respect to Mr. Wilder, the number of securities reflected in the table below represents the number of shares of our common stock underlying unexercised options at year-end on an as-converted basis to reflect the conversion of his options to purchase shares of MTI’s common stock into options to purchase shares of our common stock as a result of our acquisition of the shares of common stock of MTI not previously owned by us in January 2006 and the value of the unexercised in-the-money options at year-end reflected in the table below has been calculated based upon the closing price of our common stock on the NASDAQ National Market on December 30, 2005, which was $14.74 per share.

	Number of Securities Underlying Unexercised Options at December 31, 2005(1)		Value of Unexercised In-the-Money Options at December 31, 2005(2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
James M. Corbett	68,388	389,696	$427,191	$753,000
Pascal E.R. Girin	19,620	110,646	116,150	199,184
Thomas C. Wilder III	152,411	128,597	1,313,528	879,768
Stacy Enxing Seng	62,301	149,351	414,092	370,965
L. Cecily Hines	40,137	70,186	227,645	141,075

(1)          Our option and incentive stock plans generally provide that the exercise price of options must be paid entirely in cash or another method of payment or combination of methods of payment as approved by the compensation committee. It is the current policy of the compensation committee to permit broker-assisted cashless exercises and the surrender of previously acquired shares that have been held by the optionee at least six months.

(2)          Value based on the difference between the fair market value of one share of our common stock at December 30, 2005 ($14.74), and the exercise price of the options ranging from $3.54 to $14.00 per share. Options are in-the-money if the market price of the shares exceeds the option exercise price.

Employment Agreements

We have entered into employee confidentiality/restrictive covenant agreements with James M. Corbett, our President and Chief Executive Officer, and Patrick D. Spangler, our Chief Financial Officer and Treasurer. The agreements impose certain restrictions on the current and post-employment activities of Messrs. Corbett and Spangler. The agreements contain, among other things, a confidentiality provision that restricts disclosure by Messrs. Corbett and Spangler of our confidential and proprietary information, both during their employment with us as well as to the fullest extent permitted by law after their employment is voluntarily or involuntarily terminated. A non-competition provision and a non-solicitation provision restrict the activities of Messrs. Corbett and Spangler after termination of employment with us and each continues for a one-year period after termination of employment. The employment of Messrs. Corbett and Spangler is at-will and may be terminated by us, Mr. Corbett or Mr. Spangler at any time with or without cause.

On September 3, 2002, MTI entered into an employment agreement with Thomas C. Wilder III, who was named as MTI’s President on September 3, 2002 and who became its Chief Executive Officer on October 31, 2002. Pursuant to the terms of the agreement, Mr. Wilder is eligible to receive a bonus of up to 40% of his base salary based upon performance relative to goals set for MTI and for Mr. Wilder. Pursuant to the terms of the agreement, Mr. Wilder will be entitled to six months’ salary as severance if his employment is terminated by MTI other than for cause or pursuant to a layoff.

Consulting Agreement

We have entered into a consulting agreement with Dale A. Spencer, one of our directors, under which we have engaged Mr. Spencer as a consultant. The agreement is subject to automatic annual extensions unless terminated by either party with 30 days’ notice. Pursuant to the agreement, we have agreed to pay Mr. Spencer a fee of $23,750 per month, which fee is reduced by any cash fees paid to Mr. Spencer by any of our affiliates, including MTI. In addition, we are required to pay Mr. Spencer an additional $2,000 per month to defray the costs of his insurance and disability coverage benefits. In 2005, we paid Mr. Spencer $309,000 in the aggregate. The agreement contains non-competition and non-solicitation covenants which restrict Mr. Spencer’s activities during the term of the agreement, as well as confidentiality provisions.

Change in Control Agreements

We are a party to a change in control agreement with each of Dale A. Spencer and James M. Corbett. Mr. Spencer’s change in control agreement provides that in the event of a change in control, as defined in such agreement, of our company, all of Mr. Spencer’s then unvested, non-statutory stock options or other stock awards granted to him under certain stock incentive plans will be accelerated and thereby become fully vested and immediately exercisable.

Mr. Corbett’s change in control agreement entitles him, upon the occurrence of a change in control, to base pay owed to him through such date and a pro rata portion of his bonus plan payment based on the number of months in the year worked prior to the change in control. In addition, whether or not Mr. Corbett is offered future employment with the successor or the surviving subsidiary, Mr. Corbett would receive a lump sum payment equal to 18 months of his then-current base pay, and the full amount of his bonus plan payment for the next 18 months. However, if Mr. Corbett is employed by the successor or the surviving subsidiary, this cash payment would be deferred until the earlier of the end of the six-month period or such earlier date elected by the successor or the surviving subsidiary. Further, however, no such payment would be due if Mr. Corbett’s employment is terminated for cause or by Mr. Corbett without good reason. Upon the occurrence of a change in control, Mr. Corbett’s stock options or stock awards pursuant to our stock incentive plans would be accelerated and all such options would become fully vested and immediately exercisable. Mr. Corbett would also be entitled to certain group health plan benefits, to the extent payments received by Mr. Corbett constitute parachute payments which result in an excise tax under Section 4999 of the Internal Revenue Code, gross-up payments to cover such excise tax as well as applicable taxes on such gross-up payments, outplacement services (as of the date the cash payment is due) for a cost of up to $40,000 and certain indemnification rights.

We have also entered into change in control agreements with the following executive officers: Stacy Enxing Seng, Pascal E.R. Girin, L. Cecily Hines, Gregory Morrison, Jeffrey J. Peters, Patrick D. Spangler and Thomas C. Wilder III. Under these agreements, each individual has similar salary and bonus payout, cash payment, group health plan, gross-up payments, outplacement services and indemnification rights as described above with respect to Mr. Corbett’s change in control agreement, except that the cash payment is based on 12 months and the outplacement services cover costs up to $20,000 (as of the date the cash payment is due). In addition, in the event any such individual is employed with the successor or surviving subsidiary, he or she is entitled to a lump sum cash payment equal to 12 months of then-current base pay and the full annualized amount due under the then-current bonus plan payment commitment only in the event that such employment is terminated by the successor or surviving subsidiary for any reason other than death or for cause or if the individual terminates his or her employment for good reason within 12 months following the change in control. If, on the other hand, an offer of employment is made and declined, no further benefits are payable. The stock option acceleration provision under these agreements provides that acceleration is not available if the acquiring entity or successor assumes or replaces unvested stock options or awards granted to such individual unless the individual is not offered employment with the successor or surviving subsidiary or employment is terminated under circumstances entitling the individual to the cash payment described above.

Prior to our acquisition of the shares of common stock of MTI not previously owned by us in January 2006, MTI had previously entered into change in control letter agreements with certain members of its management, including Thomas C. Wilder III, regarding certain payments and benefits to which each of these individuals would become entitled upon a qualifying termination of his or her employment within 12 months of a change in control. The completion of our acquisition of the shares of common stock of MTI not previously owned by us in January 2006 constituted a change in control under the letter agreements. Pursuant to the terms of the letter agreements, in the event one of these individuals is either terminated by MTI for reasons other than cause (as described below) or resigns for good reason (as described below) within 12 months after a change in control, the individual is entitled to receive a lump sum payment equal to the sum of (i) 12 months of their then current annual base salary (or, if greater, their base salary in effect immediately prior to the change in control), (ii) a pro rated portion of their target bonus plan payment for the then current year (determined assuming all performance goals are achieved) and (iii) the full amount of their bonus plan payment for the next 12 months (determined assuming all performance goals are achieved). Such payment will be the joint responsibility of MTI, or its successor, and us. In addition to the cash payment described above, the vesting of all of the unvested options then held by the individual will automatically accelerate and become immediately exercisable in full. Upon any qualifying termination of employment, the individual (and his or her family members and eligible dependents) will also be entitled to continue to participate in a group health plan (under the same terms and at the same cost as provided in the 90-day period immediately preceding the change in control) for up to 18 months after the change in control or his or her qualifying termination, as the case may be, and will be entitled to receive up to $20,000 in outplacement services. Additionally, MTI and we will be responsible for indemnifying and advancing expenses to the individuals to the full extent permitted by law for damages, costs and expenses (including, without limitation, judgments, fines, penalties, settlements and reasonable fees and expenses for counsel) incurred as a result of his or her service to, or status as an officer and employee with, MTI or any other corporation, employee benefit plan or other entity with whom the individual served at the request MTI prior to the change in control, provided that such damages, costs and expenses did not arise as a result of the individual’s gross negligence or willful misconduct.

For purposes of the MTI change in control letter agreements, the term “cause” means (i) the individual’s gross misconduct; (ii) the individual’s willful and continued failure to perform substantially the individual’s duties with MTI (other than a failure resulting from the individual’s incapacity due to bodily injury or physical or mental illness) after a demand for substantial performance is delivered to the individual by the chair of MTI’s board of directors which specifically identifies the manner in which the individual has not substantially performed his or her duties and provides for a reasonable period of time within which the individual may take corrective measures or (iii) the individual’s conviction (including a plea of nolo contendere) of willfully engaging in illegal conduct constituting a felony or gross misdemeanor under federal or state law which is materially and demonstrably injurious to MTI, or which impairs the individual’s ability to perform substantially the individual’s duties for MTI.

For purposes of the MTI change in control letter agreements, the term “good reason” means (i) a substantial change in the individual’s status, position(s), duties or responsibilities as an executive of MTI (as in effect immediately prior to the change in control) which, in the individual’s reasonable judgment, is adverse with respect to any of the foregoing; provided, however, that good reason does not include a change in the individual’s status, position(s), duties or responsibilities caused by (A) an inadvertent action that is remedied by MTI promptly after receipt of notice of the individual’s objection to such change, and it also being agreed that small and insubstantial changes will not be considered good reason unless the changes in totality would be substantial; or (B) the individual’s continuing in the same position of the entity or portion of an entity operating the business of MTI, which is the neuroradiology business and the individual reports directly to the president of such division; (ii) a reduction by MTI in the individual’s annual base salary, a material change in the annual bonus expectations, or an adverse change in the form or timing of the payments thereof, as in effect immediately prior to the change in control or as thereafter increased; (iii) the failure by MTI to cover the individual under benefit plans that, in the aggregate, provide substantially similar benefits to the individual and/or the individual’s family and dependents at a substantially similar total cost to the individual (e.g., premiums, deductibles, co-pays, out of pocket maximums, required contributions and the like) relative to the benefits and total costs under the benefit plans in which the individual (and/or the individual’s family or dependents) were participating at any time during the 90-day period immediately preceding the change in control; (iv) MTI requiring the individual to be based more than 50 miles from where the individual’s office is located immediately prior to the change in control, except for required travel on MTI’s business or (v) any purported termination by MTI of the individual’s employment that is not properly effected pursuant to the terms of the letter agreements.

Indemnification Agreements

We have entered into agreements with our directors, executive officers and certain other employees regarding indemnification. Under these agreements, we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our directors, officers or employees. We will be obligated to pay these amounts only if the officer, director or employee acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. With respect to any criminal proceeding, we will be obligated to pay these amounts only if the officer, director or employee had no reasonable cause to believe his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Director Compensation

We pay our directors who are not our employees or associated with Warburg Pincus or The Vertical Group (thus excluding Ms. Weatherman and Messrs. Corbett, Emmitt and Spencer) an annual fee of $24,000. In addition, we pay each of these directors $10,000 per year for each committee of our board of directors for which they act as chairperson.

We also may from time to time issue shares of restricted stock to these directors or grant these directors options to purchase shares of our common stock, in each case in amounts and upon terms to be determined by our board of directors or a committee of our board of directors. Each outside director receives an initial grant of an option to purchase 10,833 shares of our common stock and an annual grant of an option to purchase 1,666 shares of our common stock in each year of service thereafter. In addition, each outside director who serves as the chairperson of a committee of our board of directors receives an additional initial grant of an option to purchase 5,833 shares of our common stock and an annual grant of an option to purchase 833 shares of our common stock in each year of service thereafter. The exercise price of each option is the fair market value of our common stock on the date of grant. All options vest 25% immediately and the remaining 75% over the following three years, with 25% vesting on each anniversary of the date of the initial grant.

In 2005, upon their initial appointments to our board of directors and to the board of managers of ev3 LLC, Mr. Cochrane was granted options to purchase an aggregate of 100,000 membership units of ev3 LLC, including an option to purchase 35,000 membership units of ev3 LLC for his service as chairman of our audit committee, which options converted into options to purchase an aggregate of 16,666 shares of our common stock at an exercise price equal to $8.82 per share in connection with our June 2005 reorganization and one for six reverse stock split, and Mr. Kohrs was granted an option to purchase 65,000 membership units of ev3 LLC, which option converted into an option to purchase 10,833 shares of our common stock at an exercise price equal to $8.82 per share in connection with our June 2005 reorganization and one for six reverse stock split. In addition, in July 2005, each of Messrs. Cochrane and Kohrs was granted an option to purchase 15,000 shares of our common stock at an exercise price equal to $13.41 per share and each of Messrs. Spencer and Timbie was granted an option to purchase 65,000 and 75,000 shares of our common stock, respectively, at an exercise price equal to $13.41 per share, which represented the fair market value of our common stock on the date of grant. These options also vest 25% immediately and the remaining 75% over the following three years, with 25% vesting on each anniversary of the date of the initial grant.

Other than outside directors, we do not compensate our directors for serving on our board of directors or any of our board committees. We do, however, reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending our board and committee meetings.

During 2005, Mr. Timbie was paid $256,091 in connection with his services as our Interim Chief Financial Officer through April 10, 2005 and our Vice President through June 22, 2005. In addition to the option granted to Mr. Timbie in July 2005 as described above, Mr. Timbie was also granted during 2005 options to purchase an aggregate of 49,998 shares of our common stock at an exercise price of $8.82 per share and options to purchase 5,000 shares of our common stock at an exercise price of $12.60 per share in consideration for his services as our Interim Chief Financial Officer in 2005.

In addition, we paid Mr. Spencer $309,000 in 2005 pursuant to the consulting agreement described above under “—Consulting Agreement.”

Ms. Weatherman and Messrs. Corbett, Emmitt and Spencer also served as members of the board of directors of MTI during 2005. Ms. Weatherman and Messrs. Corbett, Emmitt and Spencer did not receive cash compensation for their service on MTI’s board of directors, but were reimbursed for certain expenses incurred in connection with meetings of the board of directors and its committees that they attended. At the discretion of MTI’s board of directors, each non-employee director of MTI was granted options to purchase MTI common stock under MTI’s 1996 Stock Incentive Plan. In 2005, Mr. Corbett, Mr. Emmitt, Mr. Spencer and Ms. Weatherman were each granted an option to purchase 4,000 shares of MTI common stock pursuant to their re-election to MTI’s board of directors in May 2005, which options were assumed by us and converted into options to purchase 1,905 shares of our common stock at an exercise price equal to $8.40 per share as a result of our acquisition of the shares of common stock of MTI not previously owned by us in January 2006. As of December 31, 2005, Mr. Corbett, Mr. Emmitt, Mr. Spencer and Ms. Weatherman held options to purchase 84,000, 28,000, 28,000 and 28,000 shares of MTI common stock, respectively. In connection with the merger of Micro Investment, LLC with and into MTI, these options were assumed by us and converted into options to purchase 41,912, 15,240, 15,240 and 15,240 shares of our common stock, respectively. These options vested 25% immediately and the remaining 75% will vest over the following three years, with 25% vesting on each anniversary of the date of the initial grant. In the event that the non-employee’s service on our board of directors terminates for any reason, all unvested options will immediately terminate and all vested options must be exercised within twelve months of the termination.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee. None of the members of our compensation committee have been an officer or employee of us or one of our subsidiaries.

Compensation Committee Report on Executive Compensation

Responsibilities of the Compensation Committee

The compensation committee of the board of directors is comprised of Richard B. Emmitt, Douglas W. Kohrs and Elizabeth H. Weatherman and until July 2005, Dale A. Spencer. Mr. Kohrs serves as chairman of the committee. As a “controlled company” under the listing requirements of the NASDAQ National Market, we are permitted, and have elected, to opt out of the NASDAQ listing requirements that would otherwise require our compensation committee to be comprised entirely of independent directors.

The primary purpose of the compensation committee is to assist our board of directors in discharging its responsibilities relating to the compensation of our executive officers. The responsibilities of the compensation committee include reviewing and recommending policy relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee determines the annual salaries, incentive compensation, long-term compensation and any other compensation applicable to our chief executive officer and other executive officers. The compensation committee operates under a formal written charter that has been approved by our board of directors and reflects these various responsibilities.

The compensation committee generally meets on several occasions during the year and also considers and takes action by written consent. The compensation committee reports on committee actions and recommendations at board of director meetings. The compensation committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Compensation Philosophy

The decisions of the compensation committee and our compensation programs are based on the following principles:

•       As a performance-driven growth company, we favor having a significant component of variable compensation tied to results and achievement over solely fixed compensation.

•       As a growth company, we need to attract, retain and motivate executives and key employees with the capability to enable us to achieve significantly greater scale. We therefore benchmark our compensation against companies with whom we compete for market share and executive talent.

•       We seek to reward achievement of aggressive performance objectives that are aligned with the interests of our stockholders. Our incentive compensation programs are designed to provide increased earnings potential for our executives as aggressive performance targets are met or surpassed.

•       We target base compensation at the 50-75th percentile with the opportunity to earn total compensation above the market median when business performance exceeds the company’s aggressive plan targets.

•       Individual differentiation in compensation occurs among executives based on scope and nature of responsibility, education and experience, job performance and potential.

In discharging its responsibilities, the compensation committee considers factors such as company performance, both in isolation and in comparison to other companies; the individual performance of our executive officers; historical compensation levels; the overall competitive environment for executive talent and the level of compensation necessary to attract and retain the talent necessary to achieve our objectives. In order to foster cooperation and communication among executives and among their respective teams, the compensation committee places primary emphasis on company performance (rather than individual performance) as measured against goals approved by the compensation committee. In analyzing these factors, the compensation committee from time to time reviews competitive compensation data gathered in comparative surveys or collected by independent consultants.

Executive Compensation Program Elements

Our executive compensation program is primarily comprised of base salary, annual cash incentive compensation, and long-term equity-based incentive compensation.

Base Salary.   The compensation committee’s determinations regarding the base salary of our executive officers, including the compensation of our chief executive officer, are based on a number of factors, including: the level of skill and responsibility required to fulfill each executive’s responsibilities; each executive’s experience and qualifications; each executive’s performance and the impact of such performance on our results and competitive compensation data. Base salaries are reviewed annually, and the compensation committee seeks to set executive officer base salaries at approximately the 50-75th percentile of base salaries at the companies with which we compete for executives. The 2005 base salaries for our named executive officers represented an increase of three to six percent over such individuals’ base salaries for 2004. The compensation committee recently established 2006 base salaries for our executive officers, which represent an increase of zero to five percent over such individuals’ base salaries for 2005.

Annual Incentive Compensation.   We provide annual cash incentive compensation for our executive officers and certain other employees under an executive performance incentive plan. This plan is designed to provide a direct financial incentive to our executive officers and other employees for achievement of specific performance goals of our company and individual goals of the employees. At the beginning of each fiscal year, the compensation committee determines:

•       The employees that are eligible to participate in the plan for the year;

•       The quarterly and/or annual performance goal or goals for the year and the approved incentive pool funding level based on the levels of achievement of such performance goal or goals;

•       For each eligible employee, the target bonus level as a percentage of base compensation; and

•       For each eligible employee, the employee’s individual performance.

For 2005, the compensation committee established net revenue as the exclusive annual corporate performance goal for determining annual incentive compensation for executive officers and adjusted final payouts for each individual based on his or her own individual performance. Executive officers were eligible to receive a bonus payment ranging from 40% to 50% of their base salary. Based on the company’s performance as measured against these goals, the company’s executive officers received annual bonuses for 2005 ranging from 27.3% to 50.4% of their base salaries.

For 2006, the compensation committee established quarterly performance goals and payouts for executives and certain other members of senior management. Each executive officer’s incentive payment under the plan for a particular quarter will vary depending upon the approved incentive pool funding level for that particular quarter, the executive officer’s base salary, the executive officer’s incentive target expressed as a percentage of base salary and the executive officer’s overall individual performance during that particular quarter. The incentive pool funding is primarily based on achievement of four company performance measures: worldwide revenue, worldwide operating expense, worldwide gross margin and earnings before interest, taxes, depreciation, amortization and stock-based compensation expense. The compensation committee also will take into consideration the relative performance by each division of ev3 with regard to divisional revenue, operating expenses, and gross margin in determining the incentive pool funding. Based on performance as measured against these factors, executives are eligible to receive a bonus payment for 2006 ranging from 40% to 50% of base salary. The compensation committee has the authority to recognize individual performance and to provide appropriate differential incentive compensation.

Long-Term Incentive Compensation.   We make long-term incentive compensation available to our executive officers, as well as to many other of our employees, in the form of stock options and/or restricted stock awards. Through the grant of these equity incentives, we seek to align the long-term interests of our executives and other employees with the long-term interests of our stockholders by creating a strong and direct linkage between compensation and long-term stockholder return. We further seek to enable executives and other key employees to achieve meaningful ownership in our company, thereby improving our ability to retain executives and other key employees.

Executive officers and other employees are eligible for option grants upon joining our company and thereafter on an annual basis. All stock option grants have an exercise price equal to 100% of the fair market value of our common stock on the date of grant. Stock option grants typically become exercisable over a period of four years from the date of grant, 25% of the underlying shares in one year of the date of grant and 1/36 of the remaining underlying shares each month thereafter. Stock options typically remain exercisable for a period of 10 years from the date of grant, so long as the individual continues to be employed by us. In the past, stock option grants have been the primary form of equity-based incentives granted to our executives and other key employees. At the end of 2005, we granted restricted stock awards to certain executives for retention and recognition purposes and to further align the interests of these executives with those of our stockholders. Restricted stock awards represent full share grants that become fully vested and owned by the employee free of restrictions over time; in this case it was in equal annual installments over a four year period.

We review the total size of our annual equity-based incentive awards against benchmark data. Individual awards are based on levels of responsibility and potential impact on our results, individual performance and benchmark data. A subcommittee of the compensation committee comprised solely of our “non-employee directors” within the meaning of Section 16 under the Securities Exchange Act of 1934, as amended, grants all stock options and other equity compensation awards, such as restricted stock grants, under our Amended and Restated 2005 Incentive Stock Plan. These directors include Messrs. Kohrs and Emmitt. Further information regarding equity-based incentive awards granted to our chief executive officer and other named executive officers is included in the tables under the heading “—Executive Compensation” above.

Other Compensation Arrangements.   All of our employees, including our executive officers, are employed at will and do not have employment agreements, other than Mr. Wilder whose employment agreement is described elsewhere in this proxy statement. We have, however, entered into written change in control agreements with all of our executive officers and certain other personnel, which provide for certain cash and other benefits upon the termination of the executive officer’s employment with us under certain circumstances, as described in more detail elsewhere in this report. We maintain the ev3 401(k) Retirement Plan under which participants, including our executive officers, may voluntarily request that we reduce his or her pre-tax compensation by up to 75% (subject to certain special limitations) and contribute such amounts to a the 401(k) plan’s trust. We contribute matching contributions in an amount equal to 50% of a participant’s pre-tax 401(k) contributions (other than catch-up contributions) for the pay period or, if less, 3% of the participant’s eligible earnings for that pay period. The 401(k) plan also has a “true-up” provision, meaning that at the end of the plan year an eligible participant may receive an additional matching contribution by applying the plan’s matching contribution formula to the participant’s aggregate 401(k) contributions and eligible earnings for the entire plan year. Under the 401(k) plan we may, in our sole discretion, also make profit sharing contributions on behalf of eligible participants for any plan year. For 2005, we did not make a discretionary profit sharing contribution under the 401(k) plan. Our health care and other insurance programs are the same for all eligible employees, including our executive officers. We do not provide our executive officers with any other material compensation arrangements or personal benefits other than those described in this report.

Chief Executive Officer Compensation and Performance

The compensation for James M. Corbett, our President and Chief Executive Officer, consists of an annual base salary, annual cash incentive compensation and long-term equity-based incentive compensation. The compensation committee determines the level for each of these compensation elements using methods consistent with those used for the company’s other senior executives, including the assessment of Mr. Corbett’s performance and review of competitive benchmark data. The compensation committee evaluates Mr. Corbett’s performance by soliciting input from all members of the board of directors as well as from other members of the senior management team.

For 2005, the compensation committee approved an increase in Mr. Corbett’s base salary to $357,000, maintained his target bonus level at 50% of base salary and granted to Mr. Corbett stock options to purchase an aggregate of 352,083 shares of our common stock and a restricted stock award for 100,000 shares. The compensation committee believes that these compensation elements are commensurate with Mr. Corbett’s performance for the most recent fiscal year and well-aligned with competitive benchmarks.

Section 162(m)

Section 162(m) of the Internal Revenue Code requires that we meet specific criteria, including stockholder approval of certain stock and incentive plans, in order to deduct, for federal income tax purposes, compensation over $1 million per individual paid to our chief executive officer and each of our four other most highly compensated executives. As a new public company during the reporting period, we were subject to certain exemptions from Section 162(m) under transition rules of the Code. Therefore, the compensation committee believes that all compensation attributable to the period qualified for deductibility by ev3. However, due to ambiguities and uncertainties in the application of Section 162(m), there can be no assurances.

Compensation Committee

Douglas W. Kohrs, Chair

Richard B. Emmitt

Elizabeth H. Weatherman

Stock Performance Graph

The following graph compares the annual cumulative total stockholder return on our common stock from June 16, 2005, the date of our initial public offering, until December 31, 2005, with the annual cumulative total return over the same period of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Medical Equipment Index.

The comparison assumes the investment of $100 in each of our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Medical Equipment Index on June 16, 2005, and the reinvestment of all dividends.

COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN*
AMONG EV3 INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*       $100 invested on 6/16/05 in stock or on 5/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	6/16/05	12/31/05
ev3 INC.	100.00	105.29
NASDAQ STOCK MARKET (U.S.)	100.00	107.60
NASDAQ MEDICAL EQUIPMENT	100.00	110.45

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 15, 2006 for:

•       each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•       each of our directors;

•       each of our named executive officers; and

•       all of our executive officers and directors as a group.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percentage
Stockholders owning 5% or more:
Warburg, Pincus Equity Partners, L.P.(3)	37,401,560	66.6%
Vertical Fund I, L.P.(4)	2,241,611	4.0%
Vertical Fund II, L.P.(4)	560,113	1.0%
Directors and named executive officers:
James M. Corbett(5)	263,721	*
Haywood D. Cochrane(6)	12,082	*
Richard B. Emmitt(7)	2,814,105	5.0%
Douglas W. Kohrs(8)	29,166	*
Dale A. Spencer(9)	220,308	*
Thomas E. Timbie(10)	74,790	*
Elizabeth H. Weatherman(11)	37,413,941	66.6%
Pascal E.R. Girin(12)	24,566	*
Thomas C. Wilder III(13)	178,986	*
Stacy Enxing Seng(14)	124,706	*
L. Cecily Hines(15)	71,500	*
All executive officers and directors as a group (14 persons)(16)	41,358,450	72.6%

*                    Represents beneficial ownership of less than one percent of our common stock.

(1)          Unless otherwise indicated, the address for each of the stockholders in the table above is c/o ev3 Inc., 9600 54th Avenue North, Plymouth, Minnesota 55442.

(2)          The number of shares beneficially owned by a person includes shares subject to options held by that person that are currently exercisable within 60 days of February 15, 2006. Percentages are calculated pursuant to Rule 13d-3 under the Exchange Act. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days following February 15, 2006 are outstanding for the purpose of computing the percentage of common stock owned by such person or group. However, those unissued shares of common stock described above are not deemed to be outstanding for calculating the percentage of common stock owned by any other person. Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table.

(3)          Includes 35,344,471 shares owned directly and 2,057,089 shares beneficially owned by two affiliated partnerships. Warburg Pincus Partners LLC, or WPP LLC, a New York limited liability company and a subsidiary of Warburg Pincus & Co., or WP, a New York general partnership, is the sole general partner of Warburg, Pincus Equity Partners, L.P., or WPEP, a Delaware limited partnership. WPEP is managed by Warburg Pincus LLC, or WP LLC, a New York limited liability company. WPEP, WPP LLC, WP and WP LLC are each referred to as a “Warburg Pincus Entity” and are collectively referred to as the “Warburg Pincus Entities”. Each of the Warburg Pincus Entities shares with the other Warburg Pincus Entities the voting and investment control of all of the shares of common stock such Warburg Pincus Entity may be deemed to beneficially own. Charles R. Kaye and Joseph P. Landy are each managing general partners of WP and co-presidents and managing members of WP LLC. Each of these individuals disclaims beneficial ownership of the shares of common stock of ev3 that the Warburg Pincus Entities may be deemed to beneficially own. The address of the Warburg Pincus Entities is 466 Lexington Avenue, New York, New York 10017.

(4)          The Vertical Group, L.P., or The Vertical Group, a Delaware limited partnership, is the sole general partner of each of Vertical Fund I, L.P., a Delaware limited partnership, or VFI, and Vertical Fund II, L.P., a Delaware limited partnership, or VFII. The Vertical Group, VFI and VFII are collectively referred to as the “Vertical Group Entities”. The Vertical Group shares with VFI and VFII the voting and investment control of all of the shares of common stock VFI and VFII, respectively, may be deemed to beneficially own. There are five general partners of The Vertical Group, each of whom may be deemed to share with the Vertical Group Entities and the other general partners of The Vertical Group the voting and investment control of all of the shares of common stock The Vertical Group may be deemed to beneficially own. The five general partners of The Vertical Group are Stephen D. Baksa, Richard B. Emmitt, Yue Teh Jang, Jack W. Lasersohn and John E. Runnells. The address of the Vertical Group Entities is 25 DeForest Avenue, Summit, New Jersey 07901.

(5)          Includes 133,928 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter and 100,000 shares pursuant to a stock grant which vests over time and are subject to forfeiture until vested.

(6)          Consists of 12,082 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter.

(7)          Mr. Emmitt, one of ev3’s directors, is a general partner and a managing director of The Vertical Group. All shares indicated as owned by Mr. Emmitt are included because of his affiliation with the Vertical Group Entities. Mr. Emmitt may be deemed to share with the Vertical Group Entities and the other general partners of The Vertical Group the voting and investment control of all of the shares of ev3 common stock The Vertical Group may be deemed to beneficially own. Mr. Emmitt does not own any shares individually and disclaims beneficial ownership of all shares owned by the Vertical Group Entities. The number of shares indicated as owned by Mr. Emmitt includes 12,381 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter. Mr. Emmitt’s address is c/o The Vertical Group, 25 DeForest Avenue, Summit, New Jersey 07901. See footnote 4 above.

(8)          Includes of 9,166 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter.

(9)          Includes 7,172 shares held by a revocable trust and 89,770 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter.

(10)   Consists of 74,790 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter.

(11)   Ms. Weatherman, one of ev3’s directors, is a managing director and member of WP LLC and a general partner of WP. All shares indicated as owned by Ms. Weatherman are included because of her affiliation with the Warburg Pincus Entities. Ms. Weatherman does not own any shares individually and disclaims beneficial ownership of all shares owned by the Warburg Pincus Entities. The number of shares indicated to be owned by Ms. Weatherman includes 12,381 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter. Ms. Weatherman’s address is c/o Warburg Pincus LLC, 466 Lexington Avenue, New York, New York 10017. See footnote 3 above.

(12)   Consists of 24,566 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter. Does not include 5,000 shares pursuant to a stock grant that will be issued over time upon vesting.

(13)   Includes 172,454 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter.

(14)   Includes 77,436 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter and 35,000 shares pursuant to a stock grant which vests over time and are subject to forfeiture until vested.

(15)   Includes 48,644 shares subject to options exercisable as of February 15, 2006 or within 60 days thereafter and 20,000 shares pursuant to a stock grant which vests over time and are subject to forfeiture until vested.

(16)   The amount beneficially owned by all current directors and executive officers as a group includes 768,177 shares issuable upon exercise of options exercisable as of February 15, 2006 or within 60 days thereafter held by these individuals and 185,000 shares pursuant to stock grants which vest over time and are subject to forfeiture until vested.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes outstanding options under our equity compensation plans as of December 31, 2005. Our only equity compensation plans as of December 31, 2005 were the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan and the ev3 LLC 2003 Stock Option Plan. No future options will be granted under the ev3 LLC 2003 Stock Option Plan.

Except otherwise stated below, options granted in the future under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan are within the discretion of the compensation committee of our board of directors and therefore cannot be ascertained at this time. The non-employee director subcommittee of the compensation committee has granted options to purchase an aggregate of 736,000 shares of our common stock, subject to approval by our stockholders of an amendment to our Amended and Restated 2005 Incentive Stock Plan to increase the number of shares reserved for issuance under the plan. In addition to an amendment to increase the number of authorized shares under our Amended and Restated 2005 Incentive Stock Plan, we expect to submit to our stockholders at our next annual meeting of stockholders a proposal to approve an employee stock purchase plan pursuant to which we could issue up to 750,000 shares of our common stock to employees.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,823,309	$11.41	85,354
Equity compensation plans not approved by security holders	—	—	—
Total	3,823,309	$11.41	85,354

On January 6, 2006, we acquired the outstanding shares of our then majority owned subsidiary, Micro Therapeutics, Inc., that we did not already own through a merger of Micro Investment, LLC, our wholly owned subsidiary, with and into MTI, with MTI continuing as the surviving corporation and our wholly owned subsidiary. In connection with the merger, we assumed outstanding options to purchase shares of MTI common stock, which options were converted in the merger into options to purchase an aggregate of 2,448,218 shares of our common stock at a weighted average exercise price of $9.97 per share. Except for these adjustments to the type of security issuable upon exercise of the options and the exercise price as a result of the merger, the terms and conditions (including vesting) of the options remain the same, as set forth in the applicable plan under which the options were granted, the Micro Therapeutics, Inc.’s 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan or Micro Therapeutics, Inc.’s 1996 Stock Incentive Plan, as amended, or the applicable option agreement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MTI Transaction

On January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of Micro Investment, LLC, our wholly owned subsidiary, with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of ev3 Inc. Pursuant to an agreement and plan of merger, dated as of November 14, 2005, by and among us, Micro Investment, LLC and MTI, and as a result of the merger, each share of common stock of MTI outstanding at the effective time of the merger was automatically converted into the right to receive 0.476289 of a share of our common stock and cash in lieu of any fractional share of our common stock. In addition, each outstanding option to purchase shares of MTI common stock was converted into an option to purchase shares of our common stock on the same terms and conditions (including vesting) as were applicable under such MTI option and the exercise price and number of shares for which each such option is (or will become) exercisable was adjusted based on the exchange ratio indicated above. In connection with the merger, we issued approximately 7.0 million new shares of our common stock to MTI’s public stockholders. The shares of our common stock issued in the merger were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (File No. 333-129956) initially filed with the Securities and Exchange Commission on November 23, 2005 and declared effective on December 7, 2005. Subsequent to the completion of the merger, MTI filed a Form 15 with the SEC to terminate registration of MTI’s common stock under the Securities Exchange Act of 1934, as amended, and MTI’s common stock was delisted from trading on the NASDAQ National Market as of the close of the market on January 6, 2006.

The merger agreement provides that we and MTI as the surviving corporation will indemnify each of the present and former MTI directors, special committee members, officers and employees of MTI for a period of six years after the completion of the merger against liabilities for their actions or omissions as directors, special committee members, officers or employees before the completion of the merger, including for acts or omissions occurring in connection with the approval of the merger agreement and the completion of the merger.

The merger agreement also provides that all rights to indemnification by MTI now existing in favor of each indemnified party, as provided in MTI’s certificate of incorporation or bylaws or pursuant to any other agreements in effect on the date of the merger agreement, will survive the merger. For a period of six years following the completion of the merger, we will cause the certificates of incorporation and bylaws of MTI and any of its subsidiaries to contain provisions no less favorable with respect to such indemnification and exculpation rights.

The merger agreement also provides that for a period of six years after the completion of the merger, MTI as the surviving corporation will provide to the MTI directors, special committee members, officers and employees liability insurance protection with the same coverage and in the same amount as and on terms no less favorable to such individuals than that provided by MTI’s insurance policies at the time of the merger. The persons benefiting from the insurance provisions of the merger agreement include all persons who served as directors and officers of MTI prior to the completion of the merger who were covered by MTI’s insurance policy at the time of the merger. MTI will not be required to expend in any one year an amount more than 200% of the annual premiums paid by MTI as of the date of the merger agreement for directors’ and officers’ liability insurance, and if that insurance cannot be obtained at all or if the annual premiums of that insurance coverage exceed this amount, MTI will be obligated to obtain the maximum amount of such insurance available for a cost not exceeding that amount.

Financing for New MTI Facility

During the second quarter of 2005, we and MTI entered into negotiations regarding a possible loan by us to MTI in connection with MTI’s anticipated move into its new facility in Irvine, California. In addition, ev3 Endovascular, Inc., a wholly owned subsidiary of ours, entered into a $1.0 million letter of credit with the landlord of MTI’s facility as the beneficiary, in order to finance the relocation of MTI’s Irvine operations, including its manufacturing facility.

On October 13, 2005, we and MTI finalized the terms of a note with respect to an unsecured loan and MTI executed it. Under the note, MTI may make draw downs from time to time in an aggregate amount not to exceed $2.3 million. Each draw down under the note will bear interest at a floating prime rate plus 2.3% and will be due and payable in 36 consecutive monthly installments of principal, each in an amount equal to the amount of such draw down divided by 36, plus accrued interest, each due and payable on the first business day of each calendar month commencing on the later of November 1, 2005 or the first day of the month following the draw down made under the note, and continuing on the first business day of each succeeding month thereafter for 36 consecutive months, when the unpaid amount of the draw down and all accrued and unpaid interest will be due and payable in full. MTI will have the right to prepay the outstanding principal balance and accrued and unpaid interest thereon prior to maturity, without premium or penalty.

The note evidencing the loan contains customary events of default, including payment defaults with cure periods, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to other agreements and certain changes of control. For certain events of default related to insolvency and receivership, the entire outstanding unpaid principal balance of the note and all accrued and unpaid interest thereon will automatically become immediately due and payable. In the event of other defaults by MTI, we may declare the entire outstanding unpaid principal balance of the note and all accrued and unpaid interest thereon to be immediately due and payable. Upon an event of default, we may also exercise all rights and remedies under any other instrument, document, or agreement between MTI and us, enforce all rights and remedies under any applicable law, and offset any and all balances, credits, deposits, accounts, or monies of MTI then or thereafter with us, or any obligations of us to MTI arising under any agreement or arrangement between us and MTI, against any amounts due to us from MTI arising under the note.

In addition, ev3 Endovascular has provided MTI with a $1.0 million standby irrevocable letter of credit in favor of the landlord of MTI’s new facility to provide MTI with additional financing to support planned improvements at the new facility. The letter of credit expires on September 15, 2006, but will be automatically extended for successive one-year periods thereafter, unless LaSalle Bank N.A. notifies the parties that it does not intend to renew the letter of credit for an additional year at least 30 days prior to the expiration date, as such expiration date may be extended.

As of December 31, 2005, MTI had not drawn on the note or letter of credit, respectively.

Corporate Reorganization Prior to Initial Public Offering

In connection with our initial public offering in June 2005, we completed a series of transactions in order to reorganize our business into a corporate structure, consolidate the interests in MTI directly held by our investors into our company, and reduce our outstanding debt by converting a portion of such debt into equity. These transactions, which we refer to as the reorganization transactions in this report, are described below.

Contribution of MTI Stock.   Pursuant to a contribution and exchange agreement dated as of April 4, 2005, Warburg Pincus and The Vertical Group each contributed shares of MTI’s common stock to ev3 LLC on May 26, 2005 in exchange for 10,804,500 and 3,004,332 common membership units of ev3 LLC. We refer to the contributions of the shares of MTI’s common stock by Warburg Pincus and The Vertical Group as the MTI share contribution. The MTI share contribution was intended to result in the issuance of a number of common membership units approximately equal in value to the shares of MTI’s common stock contributed. At the effective time of our merger with ev3 LLC as described below, these common membership units were converted into the right to receive one share of our common stock.

The contribution and exchange agreement and the transactions contemplated thereby were approved by an independent special committee of MTI’s board of directors. The independent committee also determined that we would not be deemed to be an “interested stockholder” pursuant to Section 203 of the Delaware General Corporation Law or an “acquiring person” under MTI’s rights agreement.

Merger with ev3 LLC.   On June 21, 2005, ev3 LLC merged with and into us and we became the holding company of ev3 LLC’s then current subsidiaries. Pursuant to the merger agreement, each membership unit representing a preferred or common equity interest in ev3 LLC was converted into the right to receive one share of our common stock and each option to purchase common membership units of ev3 LLC was converted into an option to purchase an equivalent number of shares of our common stock. Pursuant to the merger agreement, the operating agreement of ev3 LLC terminated upon the consummation of the merger except for the provisions regarding indemnification of officers and members of ev3 LLC’s board of managers.

Contribution of Demand Notes.   On June 21, 2005, Warburg Pincus and The Vertical Group contributed to us $316.0 million aggregate principal amount of demand notes issued by ev3 Endovascular, Inc. plus $8.2 million of accrued and unpaid interest thereon in exchange for 21,964,815 and 1,194,489 shares of our common stock, respectively. The number of shares of common stock issued to Warburg Pincus and The Vertical Group in exchange for the demand notes and accrued and unpaid interest was determined by dividing the aggregate principal amount of demand notes contributed by each such noteholder plus accrued and unpaid interest thereon through July 3, 2005 by $14.00, which represented the per share initial public offering price. This calculation was intended to result in the issuance of a number of shares of our common stock approximately equal in value to the aggregate principal amount of demand notes and interest contributed.

Holders Agreement

We are a party to a holders agreement along with our principal stockholders, the Warburg Entities and the Vertical Fund, and certain of our directors and executive officers, including Dale A. Spencer, James M. Corbett, Stacy Enxing Seng and L. Cecily Hines. Pursuant to the terms of this agreement, we are required to nominate and use our best efforts to have elected to our board of directors:

•       two persons designated by the Warburg Entities and the Vertical Funds if the Warburg Entities, the Vertical Funds and their affiliates collectively beneficially own 20% or more of our common stock; or

•       one person designated by the Warburg Entities and the Vertical Funds if the Warburg Entities, the Vertical Funds and their affiliates collectively beneficially own at least 10% but less than 20% of our common stock.

Mr. Emmitt and Ms. Weatherman are the initial designees under the holders agreement. The parties to the holders agreement also agreed to be subject to lock-up agreements in certain circumstances, including in connection with our initial public offering and up to two registration statements filed after our initial public offering.

Demand Notes

In order to fund our operations prior to our initial public offering, ev3 Endovascular entered into various subscription agreements with Warburg Pincus and The Vertical Group pursuant to which ev3 Endovascular sold to them demand notes. Interest on the demand notes was payable upon repayment of the principal. The demand notes had indefinite maturities and holders of the demand notes were entitled to repayment of the outstanding principal and accrued interest at any time upon written demand. As discussed in more detail above, in June 2005, Warburg Pincus and The Vertical Group contributed to us $316.0 million aggregate principal amount of the demand notes plus $8.2 million of accrued and unpaid interest thereon in exchange for 21,964,815 and 1,194,489 shares of our common stock, respectively. Immediately prior to the contribution of these demand notes to us in exchange for shares of our common stock, as described in “—Corporate Reorganization” above, the Warburg Entities and the Vertical Funds held $299.7 million and $16.3 million aggregate principal amount of these demand notes, respectively, which bore interest at an interest rate of 8% per annum. We used $36.5 million of the net proceeds of our initial public offering to repay a portion of the accrued and unpaid interest on the demand notes.

Registration Rights Agreement

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

Loans from Majority Stockholder to Executive Officers and Directors

Warburg Pincus, our majority stockholder, has entered into loan agreements with a number of our officers and directors, each as described below. These loans are full recourse and, in some cases, are secured by a pledge of shares of our common stock that are owned by the borrower. Proceeds from the sale by the borrowers of the shares of our common stock securing the loans will first go to the repayment of interest on the loans and then to the outstanding principal of such loans. The purpose of these loans was to fund the purchase of equity interests in ev3 LLC or its predecessors and were not arranged by such entities.

James M. Corbett, our President and Chief Executive Officer and one of our directors, is a party to two loan agreements with Warburg Pincus, both of which accrue interest at the rate of 3.46% per annum and mature on September 30, 2006. As of February 15, 2006, the aggregate outstanding principal amount of, and accrued interest on, these loans was approximately $1,134,223.

Dale A. Spencer, one of our directors, is a party to nine loan agreements with Warburg Pincus, which accrue interest at rates per annum ranging from 3.46% to 6.10% and have maturities ranging from May 31, 2006 to February 20, 2008. Mr. Spencer sold 4,200 shares of our common stock in our initial public offering upon exercise by the underwriters of their over-allotment option and used the proceeds from the sale of those shares to repay a portion of his loans from Warburg Pincus. As of February 15, 2006, the aggregate outstanding principal amount of, and accrued interest on, these loans was approximately $3,662,533.

Stacy Enxing Seng, our President, Cardio Peripheral Division, is a party to four loan agreements with Warburg Pincus, which accrue interest at rates per annum ranging from 4.63% to 4.77% and have maturities ranging from May 31, 2005 to March 5, 2006. As of February 15, 2006, the aggregate outstanding principal amount of, and accrued interest on, these loans was approximately $307,437.

Participation in Initial Public Offering

Warburg Pincus and The Vertical Group purchased 3,196,750 and 168,250 shares of our common stock, respectively, in our initial public offering, at a per share purchase price of $14.00 per share, or an aggregate purchase price of $44,754,500 and $2,355,500, respectively. Dale A. Spencer, one of our directors, sold 4,200 shares of our common stock in our initial public offering upon exercise by the underwriters of the over-allotment option at a per share purchase price of $13.02 per share, or an aggregate purchase price of $54,684.

MTI Corporate Opportunity Agreement

We have entered into a corporate opportunity agreement with Warburg Pincus and The Vertical Group under which we have the first right to negotiate a financing of MTI to further fund MTI’s operations. Pursuant to the agreement, Warburg Pincus and The Vertical Group are obligated to give us notice in the event that MTI seeks financing from them and we will have the first right to negotiate to provide such financing. If we choose not to provide such financing or if MTI advises us that, based on a determination of a majority of its independent directors, it will not consider a financing from us, Warburg Pincus and The Vertical Group will have the right to provide such financing to MTI. Notwithstanding the foregoing, Warburg Pincus and The Vertical Group are permitted to provide short-term financing to MTI in order to meet its obligations under its existing financing commitment to MTI.

In addition, pursuant to the corporate opportunity agreement, if Warburg Pincus or The Vertical Group negotiates the terms of a proposed investment in MTI, we have a first right to pursue such investment on the same terms. If we choose not to purse such investment or if we fail to sign a definitive agreement with MTI within specified time periods, Warburg Pincus and The Vertical Group will have the right to pursue such investment on the same terms. Thereafter, if there is a material change in the proposed terms of the investment by Warburg Pincus or The Vertical Group, we will have the first opportunity to pursue an investment based upon the revised proposed terms.

Except with respect to the first right to negotiate or pursue a financing of MTI, pursuant to the corporate opportunity agreement we have acknowledged that Warburg Pincus and The Vertical Group may engage or invest in, independently or with others, any business activity or any type of transaction with MTI, and, pursuant to Section 122(17) of the Delaware General Corporation Law, we have renounced any interest or expectation therein.

The corporate opportunity agreement will terminate on the date on which Warburg Pincus and The Vertical Group collectively beneficially own less than 10% of our common stock. Any determinations made under the corporate opportunity agreement, including any decisions regarding any proposed financing or investment, will be approved by a majority of our disinterested directors.

MTI Funding Support Letter

MTI received a support letter from Warburg Pincus pursuant to which Warburg Pincus agreed to provide additional funding up to $5.0 million to MTI if needed to fund MTI’s operations. The Warburg Pincus commitment is effective through July 4, 2006 and will be reduced to the extent of proceeds, if any, that become available from a third party lender or any amounts raised in a third party financing.

Arrangements Regarding Board of Directors of MTI

Prior to the merger of Micro Investment, LLC, our wholly owned subsidiary, or MII, with and into MTI in January 2006, MII was a party to a securities purchase agreement with MTI which contained certain board of director and other provisions. Pursuant to this agreement, MTI was obligated to nominate and use its best efforts to cause to be elected and to remain as a director on its board of directors:

•       one person designated by MII, as long as MII owned at least 5%, but less than 10%, of the outstanding shares of common stock of MTI;

•       two persons designated by MII, as long as MII owned at least 10%, but less than 20%, of the outstanding shares of common stock of MTI;

•       three persons designated by MII, as long as MII owned at least 20%, but less than 30%, of the outstanding shares of common stock of MTI; and

•       four persons designated by MII, as long as MII owned at least 30% of the outstanding shares of common stock of MTI.

In addition, the securities purchase agreement provided that for so long as MII owned at least 10% of the outstanding shares of MTI’s common stock, at least one of the members of the MTI’s board of directors designated by MII would serve as a member of each committee of the board. MII’s designees to MTI’s board of directors were Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, each of whom is also one of our directors. In addition, James M. Corbett, our President and Chief Executive Officer who is one of our directors, has been chairman of MTI’s board of directors since January 2002 and was MTI’s acting President and Chief Executive Officer from April 2002 through October 2002.

Pursuant to the terms of the securities purchase agreement, we also had a right to participate in future sales by MTI of its equity securities based upon the percentage ownership in MTI at the time of the sale, except in certain limited circumstances. This subscription right would have terminated if MII’s ownership percentage in MTI fell below 10%.

James M. Corbett, Richard B. Emmitt, Dale A. Spencer and Elizabeth H. Weatherman, members of our board of directors, served on MTI’s board of directors through January 6, 2006. Currently, James M. Corbett, Patrick D. Spangler and Thomas C. Wilder III are directors of MTI.

Services Agreements with MTI

In April 2002, ev3 International, Inc., our wholly owned subsidiary, entered into a lease and support services agreement with MTI, under which MTI provided ev3 International with office space and certain facility related and administrative services in exchange for a fee. The fee was recalculated annually, based on the square footage used by ev3 International and MTI’s budgeted facility costs. MTI also charged ev3 International for the cost of one administrative employee. ev3 International paid MTI $84,444 under this agreement in 2005. This agreement was terminated effective January 6, 2006.

In September 2002, MTI entered into a master services agreement, effective as of October 1, 2002, with ev3 Endovascular under which it installed MTI’s primary information systems and rendered information technology support services. MTI paid ev3 Endovascular $403,716 in 2005 under this agreement. This agreement was terminated effective January 6, 2006.

In June 2003, MTI and ev3 Endovascular entered into a distribution support services agreement under which ev3 Endovascular performed inventory management and administrative services with respect to certain inventory of MTI’s products. Under the terms of the agreement, ev3 Endovascular charged MTI a fee based on a fixed percentage of gross end-physician sales realized by MTI from sales of such products in the United States. MTI paid ev3 Endovascular $717,128 in 2005 under this agreement. This agreement was terminated effective January 6, 2006.

Effective August 4, 2003, and subsequently amended on April 6, 2005, MTI and ev3 International entered into an amended and restated sales representative agreement, which replaced a prior agreement. Under this agreement, ev3 International promoted, marketed and obtained orders for certain MTI’s products in certain locations and managed their distribution in others. Under the terms of the agreement, as consideration for ev3 International’s services, MTI paid a fee based on a fixed percentage of the revenues MTI realizes from sales of products in territories in which ev3 International maintains sales representatives, and a fee based on a fixed percentage of revenues received from sales to third party distributors with respect to whom ev3 International performs distributor management services. MTI paid ev3 International $8.7 million in 2005 under this agreement. This agreement was terminated effective January 6, 2006.

Distribution Agreements with MTI

In April 2003, MTI and ev3 Endovascular entered into a distribution agreement, which replaced a prior agreement. Under the terms of the agreement, ev3 Endovascular purchased products, including peripheral vascular devices and related radiological devices, from MTI at a fixed percentage of the actual sales prices, subject to a set minimum, realized by ev3 Endovascular from end-user physician customers. MTI’s collection of payment from ev3 Endovascular for such purchases was fixed by the terms of the agreement, and was not contingent upon ev3 Endovascular’s collections from its physician customers. Based upon the difference between the actual sales prices paid by end-user physician customers and the amounts paid by ev3 Endovascular to MTI for these products, ev3 Endovascular earned $1.1 million in 2005 under this agreement. This agreement was terminated effective January 6, 2006.

In June 2003, MTI entered into a distribution agreement with ev3 Canada, Inc., a wholly owned subsidiary of ours. Under the terms of the agreement, ev3 Canada purchased peripheral vascular and neurovascular products from MTI at a fixed percentage of the actual sales prices, subject to a set minimum, realized by ev3 Canada from end-user physician customers. Based upon the difference between the actual sales prices paid by end-user physician customers and the amounts paid by ev3 Canada to MTI for these products, ev3 Canada earned $486,034 in 2005 under this agreement. This agreement was terminated effective January 6, 2006.

In June 2003, MTI entered into a distribution agreement with ev3 K.K. (Japan), a wholly owned subsidiary of ours. The agreement has an initial term of three years and will renew automatically, unless otherwise terminated, for a subsequent one-year period. The agreement may be terminated by MTI if the subsidiary fails to meet certain minimum sales requirements. Under the terms of the agreement, ev3 K.K. (Japan) purchases peripheral vascular and neurovascular products from MTI at a fixed percentage of the actual sales prices, subject to a set minimum, realized by ev3 K.K. (Japan) from end-user physician customers. Based upon the difference between the actual sales prices paid by end-user physician customers and the amounts paid by ev3 K.K. (Japan) for these products, ev3 K.K. (Japan) earned $716,903 in 2005 under this agreement.

Director and Executive Officer Compensation

Please see “Item 12. Executive Compensation” for information regarding the compensation of our directors and executive officers and for information regarding employment, consulting, change in control, indemnification and other agreements we have entered into with our directors and executive officers.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, Audit-Related, Tax and Other Fees

The following table presents the aggregate fees billed to us for professional services rendered by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2005 and December 31, 2004.

	Aggregate Amount Billed by PricewaterhouseCoopers LLP
	2005	2004
Audit Fees(1)	$1,477,229	$2,159,958
Audit-Related Fees(2)	34,952	3,120
Tax Fees(3)	279,838	166,025
All Other Fees(4)	6,500	5,000

(1)          These fees consisted of the audit of our annual financial statements, review of our financial statement included in our quarterly reports on Form 10-Q, review of our Form S-1 registration statement in connection with our initial public offering and our Form S-4 registration statement in connection with our acquisition of the minority interest of Micro Therapeutics, Inc. and other services normally provided in connection with our statutory and regulatory filings or engagements.

(2)          These fees consisted of primarily of research and consultation assistance in connection with the accounting and reporting treatment of certain transactions, both historical and proposed, as required by generally accepted accounting principles in the United States. The audit committee of the board of directors has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has determined that it is.

(3)          These fees consisted of tax compliance, tax advice and tax planning, including preparation of tax forms and some consulting for overseas and foreign tax matters. The audit committee of the board of directors has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has determined that it is.

(4)          These fees consisted primarily of preparation of Forms 5500 for our employee benefit plans. The audit committee of the board of directors has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has determined that it is.

Pre-Approval Policies and Procedures

The audit committee of our board of directors has adopted procedures pursuant to which all audit, audit-related and tax services, and all permissible non-audit services provided by PricewaterhouseCoopers LLP to us, are pre-approved by our audit committee. All services rendered by PricewaterhouseCoopers LLP to us during 2005 since our initial public offering were permissible under applicable laws and regulations, and all such services provided by PricewaterhouseCoopers LLP to us during such time, other than de minimis non-audit services allowed under applicable law, were approved in advance by our audit committee in accordance with the rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statements are included in Item 8 of Part II of this report.

The following financial statement schedule is included in Item 8 of Part II of this report: Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

The exhibits to this report are listed on the Exhibit Index on pages 120—127. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to ev3 Inc., 9600 54th Avenue North, Suite 100, Plymouth, Minnesota 55442, Attn: Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 13(a):

A.             Employee Confidentiality/Restrictive Covenant Agreement, dated as of May 20, 2003, between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and James M. Corbett (incorporated by reference to Exhibit 10.4 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

B.              Employee Confidentiality/Restrictive Covenant Agreement, dated as of March 21, 2005, between ev3 Endovascular, Inc. and Patrick D. Spangler (incorporated by reference to Exhibit 10.6 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

C.              Offer Letter, dated as of March 31, 2005, between ev3 LLC, ev3 Inc. and Patrick D. Spangler (incorporated by reference to Exhibit 10.53 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

D.             Employment Offer Letter, dated as of August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III (incorporated by reference to Exhibit 10.36 to Micro Therapeutics, Inc.’s Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 2002 (File No. 000-06523)).

E.              Consulting Agreement, dated as of November 22, 2004, by and between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and Dale A. Spencer (incorporated by reference to Exhibit 10.10 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

F.               Change in Control Agreement, dated as of September 1, 2003, among ev3 Endovascular, Inc. (formerly known as ev3 Inc.), ev3 LLC and James M. Corbett (incorporated by reference to Exhibit 10.11 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

G.            Change in Control Agreement, dated as of October 8, 2004, among Micro Therapeutics, Inc., ev3 LLC and Thomas C. Wilder III (incorporated by reference to Exhibit 10.46 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2004 (File No. 000-06523)).

H.            Change in Control Agreement, dated as of September 1, 2003, among ev3 Endovascular, Inc. (formerly known as ev3 Inc.), ev3 LLC and Dale A. Spencer (incorporated by reference to

Exhibit 10.13 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

I.                  Form of Change in Control Agreement among ev3 Endovascular, Inc. (formerly known as ev3 Inc.), ev3 LLC and various officers (incorporated by reference to Exhibit 10.14 ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

J.                 Form of Letter Agreement, by and among Micro Therapeutics, Inc., ev3 Inc. and certain executive officers of Micro Therapeutics, Inc. (incorporated by reference to Exhibit 10.52 to Micro Therapeutics, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 31, 2005 (File No. 000-06523)).

K.             Form of Indemnification Agreement for directors and officers of ev3 Inc. (incorporated by reference to Exhibit 10.15 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)).

L.               ev3 Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348)).

M.           Form of Non-Statutory Stock Option Grant Certificate under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to ev3’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 000-51348)).

N.             Form of Stock Grant Certificate under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 30, 2005 (File No. 000-51348)).

O.            Form of Stock Grant Certificate under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan applicable to French Participants (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2006 (File No. 000-51348)).

P.               ev3 LLC 2003 Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

Q.            Micro Therapeutics, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7.1 to Micro Therapeutics, Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2003 (File No.000-06523)).

R.             Micro Therapeutics, Inc. 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Micro Therapeutics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 5, 1996 (File No. 333-17345)).

S.                ev3 Inc. Employee Stock Purchase Plan (filed herewith).

T.              ev3 Inc. Executive Performance Incentive Plan (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2006	ev3 INC.
	By	/s/ JAMES M. CORBETT
James M. Corbett
President and Chief Executive Officer (principal executive officer)
	By	/s/ PATRICK D. SPANGLER
Patrick D. Spangler
Chief Financial Officer and Treasurer (principal financing and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ JAMES M. CORBETT	President, Chief Executive Officer and	March 6, 2006
James M. Corbett	Director
/s/ HAYWOOD D. COCHRANE	Director	March 6, 2006
Haywood D. Cochrane
/s/ RICHARD B. EMMITT	Director	March 6, 2006
Richard B. Emmitt
/s/ DOUGLAS W. KOHRS	Director	March 6, 2006
Douglas W. Kohrs
/s/ DALE A. SPENCER	Director	March 6, 2006
Dale A. Spencer
/s/ THOMAS E. TIMBIE	Director	March 6, 2006
Thomas E. Timbie
/s/ ELIZABETH H. WEATHERMAN	Director	March 6, 2006
Elizabeth H. Weatherman

ev3 INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger, dated as of April 4, 2005, by and between ev3 LLC and ev3 Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.2	Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto, ev3 LLC, ev3 Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 2.2 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.3	Note Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the noteholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 2.3 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.4	Agreement and Plan of Merger, dated as of July 15, 2002, by and among Microvena Corporation, Appriva Acquisition Corp. and Appriva Medical, Inc.	Incorporated by reference to Exhibit 2.4 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.5	Asset Purchase Agreement, dated as of September 29, 2004, among Edwards Lifesciences AG and ev3 Santa Rosa, Inc., ev3 Technologies, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (1)	Incorporated by reference to Exhibit 2.5 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.6	Stock Purchase Agreement, dated September 3, 2002, by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron	Incorporated by reference to Exhibit 2.2 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002 (File No. 000-06523)
2.7	Agreement and Plan of Merger, dated November 14, 2005, by and between ev3 Inc., Micro Investment, LLC and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005 (File No. 000-51348)

3.1	Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 3.1 to ev3’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 14, 2005 (File No. 333-123851)
3.2	Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2005 (File No. 000-51348)
3.3	Amended and Restated Bylaws of ev3 Inc.	Incorporated by reference to Exhibit 3.3 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348)
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)
4.2

Holders Agreement, dated as of August 29, 2003, among the institutional investors listed on Schedule I thereto, Dale A. Spencer, Paul Buckman, the individuals whose names and addresses appear from time to time on Schedule II thereto, the individuals whose names and addresses appear from time to time on Schedule III thereto and ev3 LLC

Incorporated by reference to Exhibit 4.2 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
4.3

Operating Agreement of ev3 LLC, dated as of August 29, 2003, by and among ev3 LLC, Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other persons party thereto

Incorporated by reference to Exhibit 4.3 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
4.4

Amendment No. 1 to Operating Agreement of ev3 LLC, dated as of March 1, 2005, by and among ev3 LLC, Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other persons party thereto

Incorporated by reference to Exhibit 4.4 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)

4.5

Registration Rights Agreement, dated as of June 21, 2005, by and among ev3 Inc., Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other investors party thereto

Incorporated by reference to Exhibit 4.2 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348)
10.1	Lease Agreement, dated April 24, 2002, by and between Liberty Property Limited Partnership and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)	Incorporated by reference to Exhibit 10.1 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.2	Lease Agreement dated August 22, 2005 between Liberty Property Limited Partnership and ev3 Inc.	Incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 000-51348)
10.3	Lease, dated October 13, 2005, by and between Micro Therapeutics, Inc. and The Irvine Company	Incorporated by reference to Exhibit 10.53 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005 (File No. 000-06523)
10.4	Industrial Real Estate Lease dated June 10, 1998 between Micro Therapeutics, Inc. and New Goodyear, LTD	Incorporated by reference to Exhibit 10.2 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.5	First Amendment to Lease, dated as of May 28, 2003, by and between Micro Therapeutics, Inc. and EJM Development Co.	Incorporated by reference to Exhibit 10.4.1 to Micro Therapeutics’ Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 13, 2003 (File No. 000-06523)
10.6	Employee Confidentiality/Restrictive Covenant Agreement, dated as of May 20, 2003, between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and James M. Corbett	Incorporated by reference to Exhibit 10.4 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.7	Employee Confidentiality/Restrictive Covenant Agreement, dated as of March 21, 2005, between ev3 Endovascular, Inc. and Patrick D. Spangler	Incorporated by reference to Exhibit 10.6 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)

10.8	Employment Offer Letter, dated as of March 31, 2005, between ev3 LLC, ev3 Inc. and Patrick D. Spangler	Incorporated by reference to Exhibit 10.53 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.9	Employment Offer Letter, dated as of August 16, 2002, between Micro Therapeutics, Inc. and Thomas C. Wilder III	Incorporated by reference to Exhibit 10.36 to Micro Therapeutics, Inc.’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002 (File No. 000-06523)
10.10	Consulting Agreement, dated as of November 22, 2004, by and between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and Dale A. Spencer	Incorporated by reference to Exhibit 10.10 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.11	Change in Control Agreement, dated as of September 1, 2003, among ev3 Endovascular, Inc. (formerly known as ev3 Inc.), ev3 LLC and James M. Corbett	Incorporated by reference to Exhibit 10.11 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.12	Change in Control Agreement, dated as of October 8, 2004, among Micro Therapeutics, Inc., ev3 LLC and Thomas C. Wilder III	Incorporated by reference to Exhibit 10.46 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2004 (File No. 000-06523)
10.13	Change in Control Agreement, dated as of September 1, 2003, among ev3 Endovascular, Inc. (formerly known as ev3 Inc.), ev3 LLC and Dale A. Spencer	Incorporated by reference to Exhibit 10.13 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.14	Form of Change in Control Agreement among ev3 Endovascular, Inc. (formerly known as ev3 Inc.), ev3 LLC and certain officers of ev3 Inc.	Incorporated by reference to Exhibit 10.14 ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.15	Form of Letter Agreement, by and among Micro Therapeutics, Inc., ev3 Inc. and certain executive officers of Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 10.52 to Micro Therapeutics, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 31, 2005 (File No. 000-06523)

10.16	Form of Indemnification Agreement for directors and officers of ev3 Inc.	Incorporated by reference to Exhibit 10.15 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)
10.17	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 000-51348)
10.18	Form of Non-Statutory Stock Option Grant Notice under ev3 Inc. 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.3 to ev3’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 000-51348)
10.19	Form of Stock Grant Certificate under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2005 (File No. 000-51348)
10.20	Form of Stock Grant Notice under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan applicable to French Participants	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2006 (File No. 000-51348)
10.21	ev3 LLC 2003 Incentive Plan, as amended	Incorporated by reference to Exhibit 10.16 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.22	Micro Therapeutics, Inc. 1996 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit 10.7.1 to Micro Therapeutics, Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2003 (File No. 000-06523)
10.23	Micro Therapeutics, Inc. 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan	Incorporated by reference to Exhibit 10.6 to Micro Therapeutics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 5, 1996 (File No. 333-17345)
10.24	ev3 Inc. Employee Stock Purchase Plan	Filed herewith
10.25	ev3 Inc. Executive Performance Incentive Plan	Filed herewith

10.26	Corporate Opportunity Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 10.32 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.27

Form of Subscription Agreement between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P.

Incorporated by reference to Exhibit 10.33 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.28	Distribution Agreement, dated as of June 30, 2004, between Invatec S.r.l. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (1)	Incorporated by reference to Exhibit 10.34 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)
10.29	First Amendment to Distribution Agreement, dated as of December 31, 2004, between Invatec S.r.l. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) (1)	Incorporated by reference to Exhibit 10.35 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)
10.30	Royalty Agreement, dated November 18, 1993, between Microvena Corporation and Frank Kotula	Incorporated by reference to Exhibit 10.36 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.31	Royalty Agreement, dated October 21, 1993, between Microvena Corporation and Kurt Amplatz	Incorporated by reference to Exhibit 10.37 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.32	License Agreement, dated as of April 1, 1995, by and between Terumo Corporation, Flexmedics Corporation and Microvena Corporation	Incorporated by reference to Exhibit 10.38 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.33	License and Development Agreement, dated as of December 6, 1996, between Intravascular Medical, Inc. and Baxter Healthcare Corporation	Incorporated by reference to Exhibit 10.39 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)

10.34	License Agreement, effective November 20, 1998, by and among Medtronic InStent, Inc. and Medtronic, Inc.	Incorporated by reference to Exhibit 10.40 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.35	Master License Agreement, effective as of December 29, 1998, by and between SurModics, Inc. and Microvena Corporation	Incorporated by reference to Exhibit 10.41 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.36	Amendment to Master License Agreement, dated July 5, 2000, by and between SurModics, Inc. and Microvena Corporation (1)	Incorporated by reference to Exhibit 10.42 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.37	Consent to Assignment Agreement, effective as of September 6, 2002, by and between ev3 Endovascular, Inc. (formerly known as ev3 Inc.), Microvena Corporation and SurModics, Inc.	Incorporated by reference to Exhibit 10.43 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.38	SurModics-Modified Product Agreement, dated as of February 21, 2002, between SurModics, Inc. and Microvena Corporation	Incorporated by reference to Exhibit 10.44 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.39	Amendment to the February 21, 2002 SurModics- Modified Product Agreement, effective March 31, 2003, between SurModics, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)	Incorporated by reference to Exhibit 10.45 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.40	Amendment to the February 21, 2002 SurModics- Modified Product Agreement, effective July 31, 2004, between SurModics, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)	Incorporated by reference to Exhibit 10.46 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.41	License Agreement, dated as of September 29, 2004, between Edwards Lifesciences AG and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)	Incorporated by reference to Exhibit 10.47 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.42	Sublicense Agreement, dated August 28, 2000, by and between Angiomed, GmbH & Co. Medizintechnik KG and EndiCOR Medical, Inc.	Incorporated by reference to Exhibit 10.48 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)

10.43	Exclusive License Agreement, dated June 29, 2001, by and between Microvena Corporation and AGA Medical Corporation	Incorporated by reference to Exhibit 10.49 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.44	Exclusive License Agreement, dated June 29, 2001, by and between Microvena Corporation and AGA Medical Corporation	Incorporated by reference to Exhibit 10.50 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851),
10.45	Royalty Agreement, dated June 29, 2001, by and between AGA Medical Corporation and Microvena Corporation	Incorporated by reference to Exhibit 10.51 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.46	Loan and Security Agreement, dated May 6, 2005, by and between Micro Therapeutics, Inc. and Silicon Valley Bank	Incorporated by reference to Exhibit 10.56 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2005 (File No. 000-06523)
21.1	Subsidiaries of ev3 Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)          Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.