Form 10-Q
period 2006-04-02
ev3 Inc.
filed 2006-05-09
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

As of May 1, 2006, there were 56,699,478 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.

FORM 10-Q

For the Quarterly Period Ended April 2, 2006

TABLE OF CONTENTS

Description

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Balance Sheets as of April 2, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations for the three months ended April 2, 2006 and April 3, 2005 (unaudited)

Consolidated Statements of Cash Flows for the three months ended April 2, 2006 and April 3, 2005 (unaudited)

Notes to the Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURE PAGE

Exhibit Index

This report contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. We refer you to the information under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

In this report, references to “ev3,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to ev3 Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share/unit amounts)

	April 2, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$37,365	$69,592
Short-term investments	18,650	12,000
Accounts receivable, less allowance of $3,675 and $3,607, respectively	30,948	28,519
Inventories	34,079	32,987
Prepaid expenses and other assets	5,815	7,042
Other receivables	1,430	1,535
Total current assets	128,287	151,675
Restricted cash	3,344	3,102
Property and equipment, net	19,171	17,877
Goodwill	149,160	94,456
Other intangible assets, net	49,691	26,230
Other assets	3,245	3,488
Total assets	$352,898	$296,828

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,451	$11,716
Accrued compensation and benefits	11,055	14,612
Accrued liabilities	12,188	11,343
Total current liabilities	32,694	37,671
Other long-term liabilities	741	852
Total liabilities	33,435	38,523

Minority interest	—	12,850
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued and outstanding: 56,524,877 shares at April 2, 2006 and 49,350,647 at December 31, 2005	565	493
Additional paid in capital	905,377	807,032
Accumulated deficit	(586,708)	(562,207)
Accumulated other comprehensive income	229	137

Total stockholders’ equity	319,463	245,455
Total liabilities and stockholders’ equity	$352,898	$296,828

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share/unit amounts)

(unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005

Net sales	$42,237	$27,682

Operating expenses:
Cost of goods sold(a)	16,488	12,109
Sales, general and administrative(a)	37,861	31,860
Research and development(a)	6,774	10,326
Amortization of intangible assets	4,243	2,655
Loss on sale of assets, net	170	53
Acquired in-process research and development	1,786	—
Total operating expenses	67,322	57,003
Loss from operations	(25,085)	(29,321)

Other (income) expense:
Gain on sale of investments, net	—	(3,733)
Interest (income) expense, net	(699)	5,708
Minority interest in loss of subsidiary	—	(21)
Other (income) expense, net	(54)	1,092
Loss before income taxes	(24,332)	(32,367)
Income tax expense	169	2
Net loss	(24,501)	(32,369)
Accretion of preferred membership units to redemption value	—	6,426
Net loss attributable to common holders	$(24,501)	$(38,795)
Net loss per common share/unit (basic and diluted)(b)	$(0.44)	$(14.84)
Weighted average shares/unit outstanding(b)	55,944,925	2,613,823

(a)             Includes stock based compensation charges of:

Cost of goods sold	$214	$112
Sales, general and administrative	1,366	454
Research and development	214	245
	$1,794	$811

(b)            Net loss per common share/unit attributable to common holders and the weighted average common shares outstanding reflect the June 21, 2005 one-for-six reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share/unit amounts)

(unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
Operating activities
Net loss	$(24,501)	$(32,369)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,516	3,623
Provision for bad debts	50	183
Provision for inventory obsolescence	556	843
Acquired in-process research and development	1,786	—
Loss on disposal of assets	170	53
Gain on sales of investments	—	(3,733)
Stock compensation expense	1,794	811
Minority interest in loss of subsidiary	—	(21)
Change in operating assets and liabilities:
Accounts receivable	(2,240)	(2,420)
Inventories	(1,007)	(4,581)
Prepaids and other assets	(481)	1,580
Accounts payable	(2,300)	4,955
Accrued expenses and other liabilities	(2,861)	(2,091)
Accrued interest on notes payable	—	5,820
Net cash used in operating activities	(23,518)	(27,347)
Investing activities
Purchase of short-term investments	(6,650)	—
Purchase of property and equipment	(2,740)	(3,137)
Purchase of patents and licenses	(173)	(231)
Proceeds from sale of assets	21	—
Proceeds from sale of minority investment	—	3,733
Acquisitions, net of cash acquired	(170)	2,124
Change in restricted cash	(238)	(14)
Other	—	888
Net cash (used in) provided by investing activities	(9,950)	3,363
Financing activities
Issuance of demand notes payable	—	49,100
Payments on capital lease obligations	(30)	—
Proceeds from exercise of stock options	1,185	655
Other	—	(247)
Net cash provided by financing activities	1,155	49,508
Effect of exchange rate changes on cash	86	212
Net (decrease) increase in cash and cash equivalents	(32,227)	25,736
Cash and cash equivalents, beginning of period	69,592	20,131
Cash and cash equivalents, end of period	$37,365	$45,867

Supplemental non-cash disclosure:
Net assets acquired in conjunction with MTI step acquisition (see Note 5)	$95,438	$—

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

2.                 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period may not be indicative of results for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

We were formed as ev3 LLC in September 2003 to hold the ownership interests of two companies: ev3 Endovascular, Inc. (“Endovascular”) and Micro Investment, LLC (“MII”), a holding company that owned a controlling interest in Micro Therapeutics, Inc. (“MTI”) at the time of formation. At the time of ev3 LLC’s formation, MTI was a publicly traded operating company. ev3 LLC’s majority equity holder, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), owned a majority, controlling interest in both Endovascular and MII at the time of formation. In accordance with Financial Accounting Standards Board Statement (“SFAS”) 141, Business Combinations and Financial Technical Bulletin (“FTB”) 85-5, Issues related to Accounting for Business Combinations, ev3 LLC accounted for the transaction as a combination of entities under common control. The combination was accounted for on a historical cost basis as the ownership interests in the combining companies were substantially the same before and after the transaction. On January 28, 2005, we were formed as a subsidiary of ev3 LLC. Immediately prior to the consummation of our initial public offering on June 21, 2005, ev3 LLC was merged with and into us, and we became the holding company for all of ev3 LLC’s subsidiaries. These consolidated financial statements present the combined operations of ev3 LLC for the period from September 1, 2003 until the merger on June 21, 2005, and our consolidated operations thereafter.

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

On May 26, 2005, Warburg Pincus and The Vertical Group, L.P. and certain of its affiliates (“Vertical”) contributed shares of MTI’s common stock to ev3 LLC in exchange for common membership units. In accordance with SFAS 141, the contribution of the shares by Warburg Pincus has been accounted for as a transfer of assets between entities under common control, resulting in the retention of historical based accounting. These consolidated financial statements give effect to the contribution of MTI shares owned by Warburg Pincus as though such contribution occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI. The contribution of the MTI shares by Vertical has been accounted for under the purchase method of accounting on the contribution date.

At April 3, 2005 and December 31, 2005, there was a minority interest of 34% and 30%, respectively, in MTI. As described in Note 5, on January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of MII with and into MTI. MTI was the surviving entity and, as a result of this merger, became our wholly owned subsidiary. In addition, as a result of this merger, MTI is now known as ev3 Neurovascular. All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). During the quarter we began production of a new product line. We incurred abnormal scrap related to this new product line of approximately $300 thousand which was required to be charged to expense in the current period and is included in our reported cost of goods sold.

We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the first fiscal quarters of 2006 and 2005 ended on April 2 and April 3, respectively.

3.                 Stock-Based Compensation

We have several stock-based compensation plans under which stock options and other equity incentive awards have been granted. Under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights. The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant. Subject to adjustment as provided in the plan, 2,000,000 shares of our common stock are available for issuance under the plan. Our board of directors, upon recommendation of the compensation committee and subject to approval by our stockholders, approved an amendment to the plan to increase the number of shares of our common stock available for issuance under the plan by 4,000,000 shares to a total of 6,000,000 shares. During the three months ended April 2, 2006, a restricted stock grant of 5,000 shares and options to purchase an aggregate of 761,664 shares of our common stock were granted under the plan, including options to purchase an aggregate of 736,000 shares that were granted subject to approval by our stockholders of an amendment to the plan to increase the number of shares available for issuance under the plan. Our accounting for these awards was based upon the expectation that shareholder approval was assured.

Options, other than those granted to outside consultants, generally vest over a four-year period and expire within a period of not more than ten years from the date of grant. Vested options expire ninety days after termination of employment. Options granted to outside consultants generally vest over the term of their consulting contract. The exercise price per share for each option was set by the Board at the time of grant, provided that the exercise price per share is not less than the fair market value per share on the grant date.

Upon consummation of our initial public offering, the ev3 LLC 2003 Incentive Plan was terminated with respect to options available for grant that were not granted prior to the offering. Prior to our January 6, 2006 acquisition of the remaining outstanding shares of MTI that we did not already own, MTI had a 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan and a 1996 Stock Incentive Plan. As a result of the merger of MII with and into MTI, the outstanding options issued under these MTI plans were converted into options to purchase an aggregate of 2,449,905 shares of our common stock. MTI also had an Employee Stock Purchase Plan, which was terminated effective December 31, 2005 (See Note 5).

In addition to our 2005 Incentive Stock Plan, our board of directors, upon recommendation of the compensation committee and subject to approval by our stockholders, approved the ev3 Inc. Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of our common stock available for issuance under the ESPP is 750,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on January 1 and July 1 of each year; provided, however, that the compensation committee of the board of directors may decide in its sole discretion when to commence the first offering period so long as such offering period is commenced within 12 months of the date the ESPP was first approved by the board of directors.  The purchase price of the shares will be 85% of the lower of the fair market value of our common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code.   We expect the ESPP to be compensatory for financial reporting purposes.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. SFAS 123(R) requires companies to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost under SFAS 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not material. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under FAS 123(R).

Prior to January 1, 2006 and since the beginning of 2003, we accounted for share-based awards under the recognition provisions of SFAS 123, Accounting for Stock-Based Compensation using the modified prospective method of adoption described in SFAS 148. We used the minimum value pricing model for measuring the fair value of our options granted through the first quarter 2005, which does not take into consideration volatility. In accordance with SFAS 123, subsequent to April 5, 2005, the date of our initial filing of the registration statement relating to our initial public offering with the Securities and Exchange Commission, we used the Black-Scholes method, including an estimated volatility assumption, to estimate the fair value of all option grants. Expense previously recognized related to options that were cancelled or forfeited prior to vesting was reversed in the period of the cancellation or forfeiture.

The fair value of options are estimated at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term. Expected volatility and forfeiture rates are based on historical factors related to our common stock since our June 2005 initial public offering. Dividend yield is zero as we do not expect to declare any dividends in the foreseeable future. The expected term is based on weighted average time between grant and employee exercise. The fair value of stock granted to employees is based upon the closing market value of our common stock on the date of grant.

	Three Months Ended	Three Months Ended
	April 2, 2006	April 3, 2005	April 2, 2005
	ev3 Inc.	ev3 Inc.	MTI
Risk free interest rate	4.3%	3.7%	4.0%
Forfeiture rate	4.5%	—	—
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	—	58.4%
Expected option term	4 years	5 years	4 years

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 (FSP 123(R)-3), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, we account for non-employee equity based awards, in which goods or services are the consideration received for the equity instruments issued, at their fair value.

As of April 2, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of income was $16,096, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.8 years.

A summary of activity for all plans during the three months ended April 2, 2006 is as follows:

	Units/Shares Outstanding	Weighted- Average Exercise Price Per Unit/Share
Balance at January 1, 2006	3,823,309	$11.41
MTI options converted to ev3 options as a result of the merger	2,449,905	$9.75
Granted:
Restricted stock	5,000	—
Exercise price equal to market price at date of grant(1)	761,664	$16.18
Exercised	(135,818)	$8.71
Cancelled	(313,774)	$11.95

Balance at April 2, 2006	6,590,286	$11.45

Options exercisable at April 2, 2006	2,739,238	$9.45

(1)             The weighted average fair value for options granted at market was $7.05.

As of April 2, 2006, we have 190,000 shares of restricted stock outstanding. The value of these shares of restricted stock was measured at the closing market price of our stock on the grant date. The unamortized compensation expense for these awards was $2,608 as of April 2, 2006 which will be recognized over the remaining vesting period of approximately 3.8 years.

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1,050 during the quarter ended April 2, 2006 and $432 during the quarter ended April 3, 2005. The total intrinsic value of options vested and expected to vest as of April 2, 2006, was $39,972.

For options outstanding and exercisable at April 2, 2006, the exercise price ranges and average remaining lives were as follows:

	Options Outstanding			Options Exercisable
Exercise Price Per Unit/Share	Number Outstanding	Weighted- Average Per Unit/Share Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price Per Unit/Share
$0.36-$8.81	1,410,597	$6.86	7.6 years	831,440	$6.29
$8.82	1,664,708	$8.82	7.7 years	1,035,945	$8.82
$8.94-$14.00	2,218,389	$13.31	8.3 years	523,900	$11.83
$14.30-$17.32	940,711	$16.11	8.7 years	182,072	$15.84
$18.11-$229.02	165,881	$25.10	2.7 years	165,881	$25.10
	6,400,286	$11.45	7.9 years	2,739,238	$10.10

During 2000 and 2001, Warburg Pincus and certain of our employees and directors entered into loan agreements in order for certain employees and directors to buy ownership interests in us. These outstanding loans are considered to be a part of a stock compensation arrangement. Modifications are measured for compensation expense. Additional compensation expense, if any, is recognized over the remaining life of the loan. The total outstanding principal balance and accrued interest on the notes held by Warburg Pincus and issued by certain of our employees and directors, at April 2, 2006 and December 31, 2005 was $5,295 and $5,244 respectively.

4.                 Liquidity and Capital Resources

Since inception, we have generated significant operating losses. Historically, our liquidity needs have been met through a series of preferred investments and by demand notes payable issued by Warburg Pincus and Vertical. On June 21, 2005, we completed an initial public offering in which we sold 11,765,000 shares of common stock at $14.00 per share for net cash proceeds of $152,713, net of underwriting discounts and other offering costs. Immediately prior to the consummation of the offering, ev3 LLC merged with and into ev3 Inc. and 24,040,718 Class A preferred membership units, 41,077,336 Class B preferred membership units, and 18,799,962 common membership units of ev3 LLC were converted into 83,918,016 shares of common stock of ev3 Inc. (on a pre-split basis). Immediately thereafter, we completed a one-for-six reverse stock split whereby the 83,918,016 shares of common stock were converted into 13,986,350 shares of common stock. Prior to the consummation of the offering, and subsequent to the reverse stock split, we also issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324,230 aggregate principal amount of demand notes and accrued and unpaid interest thereon. The remaining balance of the accrued and unpaid interest on the demand notes, totaling $36,475, was repaid using proceeds from the offering. On July 20, 2005, we sold an additional 205,800 shares of common stock pursuant to the over-allotment option granted to the underwriters in connection with the initial public offering. Our net proceeds from this sale totaled $2,233, after deducting underwriting discounts and other offering expenses. The total net cash proceeds from our initial public offering were $154,946.

Our future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and the acceptance of our products in the marketplace. We believe that current resources are sufficient to cover our liquidity requirements through at least the next twelve months. However, there is no assurance that additional funding will not be needed. Further, if additional funding were needed, there is no assurance that such funding will be available to us or our subsidiaries on acceptable terms, or at all. If we require additional working capital but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

The following summarizes the changes in stockholders’ equity since December 31, 2005:

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Members and Stockholders’
	Shares	Amount	Capital	Income Loss	Deficit	Equity
Balance December 31, 2005	49,350,647	$493	$807,032	$137	$(562,207)	$245,455
Compensation expense on options and restricted stock	—	—	1,794	—	—	1,794
Exercise of options	176,876	2	1,183	—	—	1,185
MTI acquisition	6,997,354	70	95,368	—	—	95,438
Comprehensive loss:
Net loss				—	(24,501)	(24,501)
Cumulative translation adjustment				92	—	92
Comprehensive loss	—	—	—	92	(24,501)	(24,409)
Balance April 2, 2006	56,524,877	$565	$905,377	$229	$(586,708)	$319,463

5.                 MTI Step Acquisition

On January 6, 2006, we completed the acquisition of the outstanding shares of MTI that we did not already own through the merger of MII with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of ev3 Inc. As a result of the merger, each share of common stock of MTI outstanding at the effective time of the merger was automatically converted into the right to receive 0.476289 of a share of our common stock (the “Exchange Ratio”) and cash in lieu of any fractional share of our common stock. We issued approximately 7,000,000 new shares of our common stock to MTI’s public stockholders in the merger. Fair value of the shares issued was measured as the average closing price per share of our stock on the NASDAQ National Market System for the five day trading period centered around the date that the terms of the acquisition were agreed to and announced. In addition, each outstanding option to purchase shares of MTI common stock was converted into an option to purchase shares of our common stock on the same terms and conditions (including vesting) as were applicable under such MTI option. The exercise price and number of shares for which each such MTI option is (or will become) exercisable was adjusted based on the Exchange Ratio. The fair value of the replacement stock options was estimated at the closing date. The unvested portion of the replacement stock options will be recognized as compensation expense over the remaining service period.

The investment was accounted for using the step acquisition method prescribed by ARB 51, Consolidated Financial Statements. Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired. The effects of the acquisition do not materially change our results of operations. Therefore,  pro-forma disclosures are not included.

The following table presents the purchase price for the acquisition on January 6, 2006:

2006
Fair value of shares/options issued	$95,438
Interest acquired in historical book value of MTI	(12,850)
Excess purchase price over historical book values	$82,588

The following summarizes the allocation of the excess purchase price over historical book values arising from the acquisition:

2006
Inventory	$668
Developed technology	15,548
Customer relationships	9,964
Trademarks and tradenames	2,029
Acquired in-process research and development	1,787
Goodwill	54,704
Accrued liabilities	(2,112)
Total	$82,588

The weighted average life of the acquired intangibles, excluding goodwill was seven years. The acquired in-process research and development charge was estimated considering an appraisal and represents the estimated fair value of the in-process projects at the date of acquisition of the MTI shares. As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful, or completed in a timely manner, we may not realize the financial benefits expected from these projects.

The income approach was used to determine the fair value of the acquired in-process research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to any in-process project over its useful life and then discounting these after-tax cash flows back to the present value. The costs to complete each project were based on estimated direct project expenses as well as the remaining labor hours and related overhead costs. In arriving at the value of acquired in-process research and development projects, we considered the project’s stage of completion, the complexity of the work to be completed, the costs already incurred, the remaining costs to complete the project, the contribution of core technologies, the expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at the present value of acquired in-process research and development as of the acquisition date was based on the time value of money and medical technology investment risk factors. The discount rate used was approximately 14%. We believe that the estimated acquired in-process research and development amount determined represents the fair value at the date of acquisition and does not exceed the amount a third party would pay for the project.

6.                 Short-Term Investments

Short-term investments consist of debt securities of corporations, which have investment grade credit ratings. The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date. The short-term investments consist of floating rate taxable municipal bonds with maturities from 2019 to 2033. We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par. As of April 2, 2006, our cost approximated fair value related to these investments.

7.                 Inventories

Inventory consists of the following:

	April 2, 2006	December 31, 2005
Raw materials	$5,978	$5,823
Work in-progress	1,674	1,944
Finished goods	30,039	29,195
	37,691	36,962
Inventory reserve	(3,612)	(3,975)
Inventory, net	$34,079	$32,987

8.                 Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the three months ended April 2, 2006 were as follows:

	Cardio Peripheral	Neurovascular	Total
Balance as of January 1, 2006	$71,307	$23,149	$94,456
Goodwill related to acquisition of MTI common stock	—	54,704	54,704
Balance as of April 2, 2006	$71,307	$77,853	$149,160

Other intangible assets consist of the following:

	Weighted	April 2, 2006			December 31, 2005
	average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	5.0	$8,531	$(3,413)	$5,118	$8,390	$(3,300)	$5,090
Developed technology	6.0	63,616	(32,554)	31,062	48,068	(29,951)	18,117
Trademarks and tradenames	7.0	5,122	(1,949)	3,173	3,093	(1,721)	1,372
Customer relationships	5.0	16,094	(5,756)	10,338	6,131	(4,480)	1,651
Other intangible assets		$93,363	$(43,672)	$49,691	$65,682	$(39,452)	$26,230

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight line basis. Customer relationships are amortized using accelerated methods. We continually evaluate the amortization period and carrying basis of intangible assets to determine whether events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization of other intangible assets was $4,255 and $2,655 for the three months ended April 2, 2006 and April 3, 2005, respectively. The estimated amortization expense (inclusive of amortization expense already recorded for the three months ended April 2, 2006) for the five years ending December 31 is as follows:

2006	$16,538
2007	10,901
2008	7,327
2009	4,606
2010	3,471

9.                 Investments

We had a licensing agreement and an approximate 14% interest in Genyx Medical, Inc. (“Genyx”). The carrying value of our investment in Genyx was fully written off and reduced to $0 as of December 31, 2004, and we had no obligation to fund Genyx’s operations. In January 2005, we sold our interest in Genyx and recorded a gain of $3,733.

10.          Accrued Liabilities

Accrued liabilities consist of the following:

	April 2, 2006	December 31, 2005
Accrued professional services	$5,610	$1,043
Accrued clinical studies	238	3,633
Office closure	380	391
Accrued other	5,960	6,276
Total accrued liabilities	$12,188	$11,343

11.          Interest (Income) Expense

Interest (income) expense consists of the following:

	Three Months Ended
	April 2, 2006	April 3, 2005
Interest expense	$34	$5,845
Interest (income)	(733)	(137)
Total interest (income) expense, net	$(699)	$5,708

12.          Commitments and Contingencies

Letters of Credit

As of April 2, 2006, we had $3,344 of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

Contingencies

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings.

In September 2000, Dendron, which was acquired by Micro Therapeutics, Inc. in 2002, was named as the defendant in three patent infringement lawsuits brought by the Regents of the University of California, as the plaintiff, in the District Court (Landgericht) in Dusseldorf, Germany. The complaints requested a judgment that Dendron’s EDC I coil device infringed three European patents held by the plaintiff and asked for relief in the form of an injunction that would prevent Dendron from producing and selling the devices, as well as an award of damages caused by Dendron’s alleged infringement, and other costs, disbursements and attorneys’ fees. In August 2001, the court issued a written decision that EDC I coil devices did infringe the plaintiff’s patents, enjoined Dendron from producing and selling the devices, and requested that Dendron disclose the individual products’ costs as the basis for awarding damages. In September 2001, Dendron appealed the decision. In addition, Dendron instituted challenges to the validity of each of these patents by filing opposition proceedings with the European Patent Office, or EPO, against one of the patents (MTI joined Dendron in this action in connection with its acquisition of Dendron), and by filing nullity proceedings with the German Federal Patents Court against the German component of the other two patents. The opposition proceedings with the EPO on the one patent are complete, and the EPO has rejected the opposition and has upheld the validity of the one patent. Dendron retains the right to file a nullity action in Germany against the patent. All three Appeal proceedings are currently stayed on the basis of the validity challenges brought by Dendron.

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

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of April 2, 2006, approximately $800 was recorded in accrued liabilities in our consolidated financial statements included in this report. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

Concurrent with MTI’s acquisition of Dendron, MTI initiated a series of legal actions related to our Sapphire coils in the Netherlands and the United Kingdom, which included a cross-border action that was heard by a Dutch court, as further described below. The primary purpose of these actions was to assert both invalidity and non-infringement by MTI of certain patents held by others. The range of patents at issue are held by the Regents of the University of California, with Boston Scientific Corporation subsidiaries named as exclusive licensees, collectively referred to as the “patent holders,” related to detachable coils and certain delivery catheters.

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that our Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Pursuant to the court’s ruling, we have been enjoined from engaging in infringing activities related to our Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for our activities since September 27, 2002. In February 2005, we received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4,300 as of April 2, 2006, with which we disagree. Court hearings will be held regarding these claims. We have filed an appeal with the Dutch court, and believe that since the date of injunction in each separate country we are in compliance with the Dutch court’s injunction and we intend to continue such compliance. Because we believe that we have valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, Accounting for Contingencies. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, we initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that our products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by us. In February 2005, the court approved an interim settlement between the parties under which the patent holders were required to surrender such patent to the U.K. Comptroller of Patents, and to pay our costs associated with the legal action, including interest. As a result, the patent was surrendered and we received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 based on the dates of receipt), which we recorded as a reduction of litigation expense upon receipt of such funds during the first quarter of 2005. The parties intend to continue discussions regarding payment by the patent holders of the remaining costs incurred by us in such litigation and a court hearing on these costs is expected in June 2006. As a result of the interim settlement, we anticipate that we will no longer be involved in litigation on this matter in the United Kingdom, although no assurance can be given that no other litigation involving us may arise in the United Kingdom.

In the United States, concurrent with the FDA’s marketing clearance of our Sapphire line of embolic coils received in July 2003, we, through our subsidiary MTI, initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by us and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed our actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against us in the United States District Court for the Northern District of California alleging infringement by us with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. We filed a counterclaim against the University of California asserting non-infringement by us, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, we filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. Cross-motions for summary judgment on our inequitable conduct claim have been denied by the court. A trial date has not been set. The court has set a case management conference for May 22, 2006 to address further scheduling in the case. A request for reexamination of three of the patents at issue in the litigation was made by a third party that is not a party to the litigation and was granted by the U.S. Patent and Trademark Office, or PTO. The PTO has subsequently issued a Notice of Intent to Issue a Reexamination Certificate allowing the claims of two of the patents in the litigation to issue over certain prior art. As to the third patent in reexamination, the PTO has issued an initial rejection of most of the claims in that patent. The University of California also is attempting to correct its prior claim in that patent, as well as three other patents involved in the litigation, by filing applications for reissue in the PTO. We are in the process of evaluating to determine what, if any, effect these actions will have on the litigation. Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

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

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50,000. We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70,000 and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. We believe these allegations are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint. A hearing was held on this motion on January 10, 2006. The court took the motion under advisement, and has not issued a ruling. The parties have not engaged in any discovery.

On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25,000), which is claimed to be due and payable and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims:  misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. We have filed a motion to dismiss the complaint, which is scheduled for a hearing in May 2006. The plaintiff has served us an initial set of written discovery, and we filed a motion to stay discovery which motion has been granted, pending the resolution of our motion to dismiss.

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

13. Segment and Geographic Information

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

 The following is segment information:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Net sales
Cardio Peripheral:
Stents	$13,046	$7,098
Thrombectomy and embolic protection	4,037	3,238
Procedural support and other	8,249	6,505
Total Cardio Peripheral	$25,332	$16,841

Neurovascular
Embolic products	7,383	3,978
Neuro access and delivery products	9,522	6,863
Total Neurovascular	$16,905	$10,841
Total net sales	$42,237	$27,682

Gross profit
Cardio Peripheral	$12,927	$8,687
Neurovascular	12,822	6,886
Total	$25,749	$15,573

Total assets
Cardio Peripheral	$213,089	$176,453
Neurovascular	139,809	64,540
Total	$352,898	$240,993
Gross profit	$25,749	$15,573
Operating expense	50,834	44,894
Loss from operations	$(25,085)	$(29,321)

The following table presents net sales and long-lived assets by geographic area for the quarters ended April 2, 2006 and April 3, 2005:

	Three Months Ended
	April 2,	April 3,
Geographic Data	2006	2005
Net Sales
United States	$24,774	$14,121
International	17,463	13,561
Total net sales	$42,237	$27,682
Long-lived Assets
United States	$18,537	$10,344
International	634	935
Total long-lived assets	$19,171	$11,279

14.          Net Loss Per Share

The following outstanding convertible preferred units, convertible demand notes, and options were excluded from the computation of diluted net loss per share as they had an antidilutive effect.

	Three Months Ended
	April 2, 2006	April 3, 2005
Convertible preferred stock class A (assuming conversion using the contractual conversion ratio to common units)	—	24,040,718
Convertible preferred stock class B (assuming conversion using the contractual conversion ratio to common units)	—	41,077,336
Convertible demand notes (assuming conversion at stated value into common units)	—	99,542,978
Options	6,400,286	2,044,439
	6,400,286	166,705,471

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our results of operations and financial condition. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” below. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

We are a global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders. Our broad product portfolio is focused on applications in each of the three sub-markets of the endovascular device market: peripheral vascular, cardiovascular and neurovascular. We sell over 100 products consisting of over 1,000 SKUs in these markets. From 2000 to 2002, our investor group acquired certain of the assets in our cardio peripheral division to build the foundation of our current peripheral and cardiovascular product portfolios. During this period, our investor group also purchased certain neurovascular assets to expand our neurovascular product portfolio and, through a series of investments, obtained a controlling investment in Micro Therapeutics, Inc., or MTI. MTI was previously our majority owned subsidiary, with the remaining shares being publicly held. In January 2006, we acquired the remaining shares of MTI’s common stock not owned by us, as a result of which MTI became our wholly owned subsidiary. We have dedicated significant capital and management effort to advance our acquired technologies and broaden our product lines in order to execute our strategies.

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

We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and Japan and have established distribution relationships in other large international markets. Our corporate headquarters and our manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Outside of the United States, our primary offices are in Paris, France and Tokyo, Japan. During the three months ended April 2, 2006, approximately 41.3% of our net sales were generated outside of the United States, as a result of which we are sensitive to risks related to fluctuation in exchange rates and other risks associated with international operations, which could affect our business results. Unfavorable currency exchange rate changes reduced our net sales for the three months ended April 2, 2006 by $1.2 million.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 210 representatives as of April 2, 2006 in the United States, Canada, Europe and Japan. Our direct sales representatives accounted for approximately 89% of our net sales during the three months ended April 2, 2006, with the balance generated by independent distributors. In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system. As a result, our costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $586.7 million at April 2, 2006. Consequently, we have financed our operations through debt and equity offerings. We expect to continue to generate operating losses for at least the next twelve months.

Our cash, cash equivalents and short-term investments available to fund our current operations were $56.0 million at April 2, 2006. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses. We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, which we refer to collectively as Warburg Pincus, and The Vertical Group L.P. and certain of its affiliates, which we refer to collectively as Vertical. In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses. We invested the remaining portion of the net proceeds in short-term, investment-grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering, and expect to continue to do so. We expect our cash balances to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money. We believe our cash, cash equivalents and short-term investments will be sufficient to meet our liquidity requirements through at least the next twelve months.

We were formed on January 28, 2005 as a subsidiary of ev3 LLC.  Immediately prior to the consummation of our initial public offering on June 21, 2005, ev3 LLC was merged with and into us and we completed a one-for-six reverse stock split of our outstanding common stock.  For additional information regarding our formation and the related transactions, see Note 2 to our consolidated financial statements including elsewhere in this report.  All share and per share amounts for all periods presented in this report reflect the reverse stock split of our common stock.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended		Percent
	April 2, 2006	April 3, 2005	Change
Results of Operations:
Net sales	$42,237	$27,682	52.6%
Operating expenses:
Cost of goods sold (a)	16,488	12,109	36.2%
Sales, general and administrative (a)	37,861	31,860	18.8%
Research and development (a)	6,774	10,326	(34.4)%
Amortization of intangible assets	4,243	2,655	59.8%
Loss on sale of assets, net	170	53	NM
Acquired in-process research and development	1,786	—	NM
Total operating expenses	67,322	57,003	18.1%
Loss from operations	(25,085)	(29,321)	(14.4)%
Other (income) expense:
Gain on sale of investments, net	—	(3,733)	NM
Interest (income) expense, net	(699)	5,708	(112.2)%
Minority interest in loss of subsidiary	—	(21)	NM
Other (income) expense, net	(54)	1,092	(104.9)%
Loss before income taxes	(24,332)	(32,367)	(24.8)%
Income tax expense	169	2	NM
Net loss	(24,501)	(32,369)	(24.3)%
Accretion of preferred membership units to redemption value (b)	—	6,426	NM
Net loss attributable to common share/unit holders	$(24,501)	$(38,795)	(36.8)%
Net loss per common share/unit (basic and diluted)	$(0.44)	$(14.84)

Weighted average shares/units outstanding	55,944,925	2,613,823

(a)   Includes stock-based compensation charges of:

Cost of goods sold	$214	$112
Sales, general and administrative	1,366	454
Research and development	214	245
	$1,794	$811

(b)   The accretion of preferred membership units to redemption value presented above is based on the rights to which the Class A and Class B preferred membership unit holders of ev3 LLC were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Notwithstanding this accretion right, in connection with the merger of ev3 LLC with and into us, each membership unit representing a preferred equity interest in ev3 LLC was converted into the right to receive one share of our common stock and did not receive any additional rights with respect to the liquidation preference. See Note 2 to our consolidated financial statements included elsewhere in this report. As a result, no further accretion related to these preferred units will be recorded.

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended		Percent
	April 2, 2006	April 3, 2005	Change
NET SALES BY SEGMENT:
Cardio Peripheral
Stents	$13,046	$7,098	83.8%
Thrombectomy and embolic protection	4,037	3,238	24.7%
Procedural support	8,249	6,505	26.8%
Total Cardio Peripheral	$25,332	$16,841	50.4%
Neurovascular:
Embolic products	7,383	3,978	85.6%
Neuro access and delivery products	9,522	6,863	38.7%
Total Neurovascular	$16,905	$10,841	55.9%

Total Neurovascular	$42,237	$27,682	52.6%

	Three Months Ended		Percent
	April 2, 2006	April 3, 2005	Change
NET SALES BY GEOGRAPHY:
United States	$24,774	$14,121	75.4%
International
Before foreign exchange impact	18,638	13,561	37.4%
Foreign exchange impact	(1,175)	—	—
Total	17,463	13,561	28.8%
Total	$42,237	$27,682	52.6%

Comparison of the Three Months Ended April 2, 2006 to the Three Months Ended April 3, 2005

Net sales. Net sales increased 52.6% to $42.2 million in the three months ended April 2, 2006 compared to $27.7 million in the three months ended April 3, 2005, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past 18 months. We introduced two new products in the first quarter 2006 and we expect to introduce additional new products during the remainder of the year.

Net sales of cardio peripheral products. Net sales of cardio peripheral products increased 50.4% to $25.3 million in the three months ended April 2, 2006 compared to $16.8 million in the three months ended April 3, 2005. This sales growth was primarily the result of sales growth in our stent products and sales of our PTA balloon catheters in the United States. Net sales in our stent product line increased 83.8% to $13.1 million in the three months ended April 2, 2006 compared to $7.1 million in the three months ended April 3, 2005. This increase is attributable to increased market penetration of the Protégé, Primus and ParaMount Mini families of stents, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 24.7%, or $799 thousand, in the three months ended April 2, 2006 compared to the same period in 2005, largely due to increased market penetration of the SpideRX internationally and the launch of SpideRX in the United States, partially offset by sales declines in older generation products. Net sales of our procedural support and other products increased 26.8% to $8.2 million in the three months ended April 2, 2006 compared to $6.5 million in the three months ended April 3, 2005, largely due to the increased market penetration of PTA balloon catheters in the United States. We expect cardio peripheral net sales to increase during the remainder of 2006 as a result of introducing several new products during the year and continued market penetration from our existing products.

Net sales of neurovascular products. Net sales of our neurovascular products increased 55.9% to $16.9 million in the three months ended April 2, 2006 compared to $10.8 million in the three months ended April 3, 2005, primarily as a result of increased penetration of existing products and growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 85.6%, or $3.4 million, to $7.4 million in the three months ended April 2, 2006 compared to the same period in 2005, primarily due to increased market penetration of our Nexus coil and Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations. Sales of our neuro access and delivery products increased $2.7 million to $9.5 million in the three months ended April 2, 2006 compared to the same period in 2005, largely as a result of volume increases across multiple product lines, including the Echelon microcatheters, the Marathon microcatheter and the HyperForm and HyperGlide occlusion balloon systems.

Net sales by geography. Net sales in the United States increased 75.4% to $24.8 million in the three months ended April 2, 2006 compared to $14.1 million in the three months ended April 3, 2005. International net sales increased 28.8% to $17.4 million in the three months ended April 2, 2006 compared to $13.6 million in the three months ended April 3, 2005 and represented 41.3% and 48.9% of company-wide sales during the three months ended April 2, 2006 and April 3, 2005, respectively. Our international net sales in the three months ended April 2, 2006 includes an unfavorable currency impact of approximately $1.2 million principally resulting from the performance of the Euro against the U.S. dollar during the quarter.

Cost of goods sold. Cost of goods sold increased 36.2% to $16.5 million in the three months ended April 2, 2006 compared to $12.1 million in the three months ended April 3, 2005 as a result of increased sales as discussed above. As a percentage of net sales, cost of goods sold decreased to 39.0% of net sales in the three months ended April 2, 2006 compared to 43.7% of net sales in the three months ended April 3, 2005. This decrease was primarily attributable to our continued growth in sales volume. In our cardio peripheral segment, cost of goods sold as a percent of net sales increased to 49.0% in the three months ended April 2, 2006 compared to 48.4% in the three months ended April 3, 2005 primarily attributable to start-up costs related to the introduction of new products. In our neurovascular segment, cost of goods sold as a percent of sales decreased to 24.2% in the three months ended April 2, 2006 compared to 36.5% in the three months ended April 3, 2005 due to the recent consolidation of our neurovascular manufacturing operations into our Irvine, California facility, increased production volume and ongoing cost savings programs. We expect cost of goods sold as a percentage of net sales to decline during 2006 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives.

Sales, general and administrative expense. Sales, general and administrative expenses increased 18.8% to $37.9 million in the three months ended April 2, 2006 compared to $31.9 million in the three months ended April 3, 2005.  The increase was partially due to $4.4 million of charges incurred during the current quarter related to litigation and business development activities.  This represents a level of expense higher than our historical run rates.  Also contributing to the increase were higher selling expenses related to new product introductions and a $983 thousand increase in non-cash stock-based compensation costs.  We expect sales, general and administrative expenses, excluding litigation and business development related charges, for each of the remaining quarters of 2006 to remain consistent or to decline slightly as compared to first quarter 2006.

Research and development. Research and development expense decreased 34.4% to $6.8 million in the three months ended April 2, 2006 compared to $10.3 million in the three months ended April 3, 2005. This reduction was due to a $3.4 million decrease in clinical study expenses related to the completion of certain clinical trials in 2005, which was partially offset by increased spending on certain internal product development efforts. We expect research and development expense for each of the remaining quarters of 2006 to remain consistent as compared to first quarter 2006.

Amortization of intangible assets. Amortization of intangible assets increased 59.8% to $4.2 million in the three months ended April 2, 2006 compared to $2.7 million in the three months ended April 3, 2005 primarily due to increases in intangible assets recorded as part of the May 2005 contribution of MTI shares and due to our acquisition of the remaining minority shares of MTI in January 2006.

Acquired in-process research and development. During the three months ended April 2, 2006, we incurred a charge of $1.8 million for acquired in-process research and development as a result of our acquisition of the outstanding shares of MTI that we did not already own. We did not incur charges for acquired in-process research and development during the three months ended April 3, 2005.

Gain on sale of investments, net. Gain on sale of investments, net was $3.7 million in the three months ended April 3, 2005 related to a milestone payment received from the sale of our investment in Genyx Medical, Inc. to a third party.

Interest (income) expense, net. Net interest income, was $699 thousand in the three months ended April 2, 2006 compared to net interest expense of $5.7 million in the three months ended April 3, 2005. A portion of the proceeds from our initial public offering in June 2005 were invested in short-term, investment-grade, interest-bearing securities. We also used a portion of the proceeds to reduce our financing balance to zero resulting in the reduction of interest expense.

Other (income) expense, net. Other income was $54 thousand in the three months ended April 2, 2006 compared to other expense of $1.1 million in the three months ended April 3, 2005. The other (income) expense in the three months ended April 2, 2006 and April 3, 2005 was primarily due to foreign exchange gains and losses.

Income tax expense. We incurred modest levels of income tax in the three months ended April 2, 2006 and April 3, 2005 related to certain European sales offices. We recorded no provision for U.S. income taxes in the three months ended April 2, 2006 or April 3, 2005 due to our history of operating losses.

Accretion of preferred membership units to redemption value. Accretion of preferred membership units to redemption value was recorded up to the date of our initial public offering in June 2005 at which time all preferred units were converted into common shares.

Liquidity and Capital Resources

Balance Sheet Data	April 2, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$37,365	$69,592
Short-term investments	18,650	12,000
Total current assets	128,287	151,675
Total assets	352,898	296,828
Total current liabilities	32,694	37,671
Total liabilities	33,435	38,523
Total stockholders’ equity	319,463	245,455

Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund current operations totaled approximately $56.0 million at April 2, 2006. We expect our cash balances to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money. We believe our cash, cash equivalents and short-term investments will be sufficient to meet our liquidity requirements through at least the next 12 months.

Financing history. We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $128.7 million, have resulted in an accumulated deficit of $586.7 million as of April 2, 2006. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses. We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg Pincus and Vertical. In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses. We invested the remaining portion of the net proceeds in short-term, investment-grade, interest-bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so.

Operating activities. Cash used in operations during the three months ended April 2, 2006 was $23.5 million, reflecting primarily our net loss and increased working capital requirements during the period. These uses of cash were partially offset by non-cash charges for depreciation and amortization, acquired in-process research and development and stock-based compensation expense. We expect that operations will continue to use cash during the remainder of 2006.

Investing activities. Cash used in investing activities during the three months ended April 2, 2006 was $10.0 million primarily due to the purchase of $6.7 million of short-term investments and the purchase of $2.7 million of property and equipment. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment and to incur an additional $9.0 million in capital expenditures during the balance of 2006.

Financing activities. Cash provided by financing activities was $1.2 million during the three months ended April 2, 2006, generated primarily from proceeds of stock option exercises offset by payments on capital lease obligations.

Contractual cash obligations. Our contractual cash obligations as of December 31, 2005 are set forth in our annual report on
Form 10-K for the year ended December 31, 2005. There have been no material changes in our contractual cash obligations and commercial commitments since December 31, 2005.

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

Our future liquidity and capital requirements will be influenced by numerous factors, including extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace competing technologies, market and regulatory developments, and the future course of intellectual property litigation. We believe that the resources generated from our initial public offering are sufficient to meet our liquidity requirements through at least the next 12 months; however, if we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations. In the event that we require additional working capital to fund future operations and any future acquisitions, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors or sell additional shares of stock or other equity securities. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio. . See Note 4 and Note 12 to our consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. GAAP. Our most significant accounting policies are described in Note 3 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are updated as appropriate.

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

We allow customers to return defective or damaged products for credit. Our estimate for sales returns is based upon contractual commitments and historical return experience which we analyze by geography and is recorded as a reduction of sales for the period in which the related sales occurred. Historically, our return experience has been low with return rates approximating 3.5% of our net sales.

Stock-Based Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and other equity incentive awards.  The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, risk-free interest rate and the forfeiture rate.

We estimate the expected term of options based upon our historical experience.  We estimated expected stock price volatility based upon historical volatility of our common stock.  The risk-free interest rate was determined using U.S. Treasury rates appropriate for the expected term.  Dividend yield is estimated to be zero as we have never paid dividends and have no plans of doing so in the future.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest.  All stockbased compensation is amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current period and could materially affect our results of operations.  It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants.  Existing valuation models, including the Black-Scholes and lattice binominal models, may not provide reliable measures of the fair values of our stock-based compensation.  Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based awards in the future.  Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, value may be realized from these instruments that is significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.  There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models.

The guidance in SFAS 123(R) and SAB 107 is relatively new.  The application of these principles may be subject to further interpretation and refinement over time.  See Note 3 to our consolidated financial statements for further information regarding our SFAS 123(R) disclosures.

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

Our accounts receivable balance was $30.9 million and $28.5 million, net of accounts receivable allowances, comprised of both allowances for doubtful accounts and sales returns, of $3.7 million and $3.6 million at April 2, 2006 and December 31, 2005, respectively.

Excess and Obsolete Inventory

We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical turnover and assumptions about future demand for our products and market conditions. Our industry is characterized by regular new product development, and as such, our inventory is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimate and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold. Our reserve for excess and obsolete inventory was $3.6 million and $4.0 million at April 2, 2006 and December 31, 2005, respectively.

Valuation of Acquired In-Process Research and Development, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by U.S. GAAP. In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates that may change over time. During the three months ended April 2, 2006, we recorded an in-process research and development charge of $1.8 million related to the acquisition of the remaining minority interest in MTI.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in-process research and development, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $149.2 million at April 2, 2006 and $94.5 million at December 31, 2005.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from 5 to 10 years. We review these intangible assets for impairment annually during our fourth fiscal quarter or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $49.7 million and $26.2 million at April 2, 2006 and December 31, 2005, respectively.

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a full valuation allowance on our net deferred tax asset as of April 2, 2006.

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

Recent Accounting Pronouncement

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. SFAS 123(R) requires companies to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost under SFAS 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period. In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not material and therefore was not recorded in the statement of operations. Prior periods are not restated under this transition method. Options previously awarded and classified as equity continue to maintain their equity classification and there has been no reclassification of awards in our consolidated balance sheet.

Prior to January 1, 2006 and since the beginning of 2003, we accounted for share-based awards under the recognition provisions of SFAS 123, Accounting for Stock-Based Compensation using the modified prospective method of adoption described in SFAS 148. We used the minimum value pricing model for measuring the fair value of our options granted through the first quarter 2005, which does not take into consideration volatility. In accordance with SFAS 123, subsequent to April 5, 2005, the date of our initial filing of the registration statement relating to our initial public offering with the Securities and Exchange Commission, we used the Black-Scholes method, including an estimated volatility assumption, to estimate the fair value of all option grants. Expense previously recognized related to options that were cancelled or forfeited prior to vesting was reversed in the period of the cancellation or forfeiture.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 (FSP 123(R)-3), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by us orally from time to time that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies, the outcome of contingencies such as legal proceedings, and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” or the negative of these words or other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•      Lack of market acceptance of new products;

•      Failure to develop innovative and successful new products and technologies;

•      Delays in product introduction;

•      Loss of customers;

•      Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•      Disruption in our ability to manufacture our products or the ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•      Disruption in the supply of products of Invatec S.r.l. that we distribute or our relationship with Invatec;

•      Increases in prices for raw materials;

•      Failure to retain senior management or replace lost senior management;

•      Incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•      Failure to integrate effectively newly acquired operations;

•      Absence of expected returns from the amount of intangible assets we have recorded;

•      Failure to obtain additional capital when needed or on acceptable terms;

•      Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•      Failure to comply with applicable laws and regulations and to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all;

•      Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•      Fluctuations in foreign currency exchange rates and interest rates;

•      Vertical integration by our customers of the production of our products into their manufacturing process;

•      Inability to meet performance enhancement objectives, including efficiency and cost reduction strategies;

•      Obligation to make significant milestone payments not currently reflected in our financial statements;

•      Reliance on independent sales distributors and sales associates to market and sell our products in certain foreign countries;

•      Failure of our business strategy, which relies on assumptions about the market for our products;

•      Dependence upon a few of our products to generate a large portion of our net sales and exposure if drug-eluting stents become a dominant therapy in the peripheral vascular stent market and we are not able to develop or acquire a drug-eluting stent to market and sell;

•      Exposure to product liability claims;

•      Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•      Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•      Conflicts of interests due to our ownership structure;

•      Ineffectiveness of our internal controls;

•      Employee slowdowns, strikes or similar actions;

•      Effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes;

•      Adverse changes in applicable laws or regulations;

•      Changes in generally accepted accounting principles; or

•      Conditions and changes in medical device industry or in general economic and business conditions.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I – Item 1A. Risk Factors” on pages 36 through 57 of such report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. In the three months ended April 2, 2006, approximately 32.1% of our net sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 72.4% of our net sales denominated in foreign currencies in the three months ended April 2, 2006 were derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen. Our principal exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded a $54 thousand foreign currency transaction gain and $1.2 million foreign currency transaction loss in the three months ended April 2, 2006 and April 3, 2005, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

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

Changes in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Our management concluded that as of December 31, 2005 we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated statements of cash flows. Specifically, we incorrectly reported an interest payment on demand notes payable as a financing cash out-flow instead of an operating cash out-flow, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended July 3, 2005 and October 2, 2005. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our operating and financing cash flows in our consolidated financial statements that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness in our internal control over financial reporting.

Except as described above, there was no change in our internal control over financial reporting that occurred during our quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

Management has taken steps to remediate the material weakness in our internal control over financial reporting relating to the presentation of our cash flows. These steps include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows in accordance with generally accepted accounting principles. Management believes the additional control procedures as designed will fully remediate the material weakness. However, we will need a period of time over which to demonstrate that these controls are functioning appropriately and to conclude that we have adequately remediated the material weakness.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

A description of our legal proceedings in Note 12 of our consolidated financial statements included within this report is incorporated herein by reference.

ITEM 1A.       RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I – Item 1A. Risk Factors.” There has been no material change in those risk factors.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended April 2, 2006, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

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

After deduction of offering expenses, we received net proceeds of approximately $154.9 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option. As of April 2, 2006, the proceeds from our initial public offering and available cash were used as follows: $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on the demand notes, $72.6 million for general corporate purposes and the remaining net proceeds were invested in short-term, investment-grade, interest bearing securities. We cannot predict whether the proceeds will yield a favorable return. Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg Pincus, which is our majority stockholder, and Vertical Group, which is one of our stockholders, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.

We expect to use the remaining $45.8 million in net proceeds from our initial public offering for general corporate purposes. Our management has broad discretion as to the use of the net proceeds. We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business. As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended April 2, 2006. Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding stock options and the surrender of shares of stock upon the vesting of restricted stock grants to satisfy any required withholding or employment-related tax obligations.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                  OTHER INFORMATION

Not applicable.

ITEM 6.                  EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	ev3 Inc. Executive Performance Incentive Plan (Incorporated by reference to Exhibit 10.25 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51348)

10.2

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

May 9, 2006	ev3 Inc.

	By:	/s/ James M. Corbett
James M. Corbett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	ev3 Inc. Executive Performance Incentive Plan	Incorporated by reference to Exhibit 10.25 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51348)
10.2	Form of Stock Grant Notice under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan applicable to French Participants	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2006 (File No. 000-51348)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)	Furnished herewith