Form 10-Q
period 2006-07-02
ev3 Inc.
filed 2006-08-08
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer:   ☐   Accelerated filer:   ☐   Non-accelerated filer:   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of August 1, 2006, there were 56,892,058 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.

FORM 10-Q

For the Quarterly Period Ended July 2, 2006

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

PART I:         FINANCIAL INFORMATION

ITEM I:          FINANCIAL STATEMENTS

ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 2, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,783	$69,592
Short-term investments	18,450	12,000
Accounts receivable, less allowance of $3,664 and $3,607, respectively	35,962	28,519
Inventories	33,982	32,987
Prepaid expenses and other assets	8,773	7,042
Other receivables	1,168	1,535
Total current assets	127,118	151,675
Restricted cash	3,232	3,102
Property and equipment, net	22,534	17,877
Goodwill	149,160	94,456
Other intangible assets, net	45,722	26,230
Other assets	3,060	3,488
Total assets	$350,826	$296,828

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,078	$11,716
Accrued compensation and benefits	13,092	14,612
Accrued liabilities	13,058	11,343
Total current liabilities	37,228	37,671
Other long-term liabilities	615	852
Total liabilities	37,843	38,523

Minority interest	—	12,850

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued and outstanding: 56,813,670 shares at July 2, 2006 and 49,350,647 at December 31, 2005	568	493
Additional paid in capital	910,063	807,032
Accumulated deficit	(597,531)	(562,207)
Accumulated other comprehensive income (loss)	(117)	137

Total stockholders’ equity	312,983	245,455
Total liabilities and stockholders’ equity	$350,826	$296,828

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net sales	$50,620	$31,540	$92,857	$59,222
Operating expenses:
Cost of goods sold (a)	18,179	12,785	34,667	24,894
Sales, general and administrative (a)	35,808	32,297	73,669	64,157
Research and development (a)	6,047	11,891	12,821	22,217
Amortization of intangible assets	4,282	2,548	8,525	5,203
(Gain) loss on sale of assets, net	(46)	111	124	164
Acquired in-process research and development	—	868	1,786	868
Total operating expenses	64,270	60,500	131,592	117,503
Loss from operations	(13,650)	(28,960)	(38,735)	(58,281)

Other (income) expense:
Gain on sale of investments, net	(1,063)	(878)	(1,063)	(4,611)
Interest (income) expense, net	(514)	6,078	(1,213)	11,786
Minority interest in loss of subsidiary	—	(705)	—	(726)
Other (income) expense, net	(1,327)	1,828	(1,381)	2,920
Loss before income taxes	(10,746)	(35,283)	(35,078)	(67,650)

Income tax expense (benefit)	77	(61)	246	(59)
Net loss	(10,823)	(35,222)	(35,324)	(67,591)
Accretion of preferred membership units to redemption value	—	5,635	—	12,061
Net loss attributable to common holders	$(10,823)	$(40,857)	$(35,324)	$(79,652)
Net loss per common share (basic and diluted)(b)	$(0.19)	(4.60)	$(0.63)	(13.95)
Weighted average shares outstanding(b)	56,698,043	8,877,898	56,319,427	5,711,852

(a) Includes stock based compensation charges of:

Cost of goods sold	$155	$135	$369	$247
Sales, general and administrative	1,799	591	3,165	1,045
Research and development	158	189	372	434
	$2,112	$915	$3,906	$1,726

(b)         Net loss per common share attributable to common holders and the weighted average common shares outstanding reflect the June 21, 2005 one-for-six reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

(unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
Operating activities
Net loss	$(35,324)	$(67,591)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,097	7,340
Provision for bad debts and sales returns	234	746
Provision for inventory obsolescence	1,739	1,156
Acquired in-process research and development	1,786	868
Loss on disposal of assets	124	157
Gain on sale of investments	(1,063)	(4,611)
Stock compensation expense	3,906	1,726
Minority interest in loss of subsidiary	—	(726)
Change in operating assets and liabilities:
Accounts receivable	(7,435)	(4,384)
Inventories	(2,070)	(6,980)
Prepaids and other assets	(83)	102
Accounts payable	(700)	3,024
Accrued expenses and other liabilities	(3,654)	2,509
Accrued interest on notes payable	—	(24,319)
Net cash used in operating activities	(31,443)	(90,983)

Investing activities
Purchase of short-term investments	(6,750)	—
Proceeds from sale of short-term investments	300	—
Purchase of property and equipment	(7,360)	(6,119)
Purchase of patents and licenses	(500)	(982)
Proceeds from sale of property and equipment	68	8
Proceeds from sale of minority investment	1,063	4,611
Acquisitions, net of cash acquired	(170)	(1,626)
Change in restricted cash	(108)	(221)
Other	—	894
Net cash used in investing activities	(13,457)	(3,435)
Financing activities
Issuance of demand notes payable	—	49,100
Payments on capital lease obligations	(60)	—
Proceeds from exercise of stock options	3,890	660
Proceeds from issuance of subsidiary stock to minority shareholders	—	227
Proceeds from initial public offering	—	152,713
Net cash provided by financing activities	3,830	202,700
Effect of exchange rate changes on cash	261	(14)
Net (decrease) increase in cash and cash equivalents	(40,809)	108,268
Cash and cash equivalents, beginning of period	69,592	20,131
Cash and cash equivalents, end of period	$28,783	$128,399

Supplemental non-cash disclosure:
Net assets acquired in conjunction with MTI step acquisition (see Note 5)	$95,438	$7,536
Financed insurance policies (see Note 12)	$3,500	—
Contribution of demand notes payable upon initial public offering	—	$324,230
Preferred membership units converted to common stock upon initial public offering	—	$266,089

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Description of Business

ev3 Inc. (“we,” “our” or “us”) is a global medical device company focused on catheter-based, or endovascular, technologies for the minimally invasive treatment of vascular diseases and disorders.  We develop, manufacture and market a wide range of products that include stents, embolic protection devices, thrombectomy devices, balloon angioplasty catheters, foreign object retrieval devices, guidewires, embolic coils, liquid embolics, microcatheters and occlusion balloon systems.  We market our products in the United States, Europe, Canada and Japan through a direct sales force, and in certain other international markets through distributors.

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

We were formed as ev3 LLC in September 2003 to hold the ownership interests of two companies: ev3 Endovascular, Inc. (“Endovascular”) and Micro Investment, LLC (“MII”), a holding company that owned a controlling interest in Micro Therapeutics, Inc. (“MTI”) at the time of formation.    At the time of ev3 LLC’s formation, MTI was a publicly traded operating company. ev3 LLC’s majority equity holder, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), owned a majority, controlling interest in both Endovascular and MII at the time of ev3 LLC’s formation. In accordance with Financial Accounting Standards Board Statement (“SFAS”) 141, Business Combinations and Financial Technical Bulletin (“FTB”) 85-5, Issues related to Accounting for Business Combinations, ev3 LLC accounted for the transaction as a combination of entities under common control. The combination was accounted for on a historical cost basis as the ownership interests in the combining companies were substantially the same before and after the transaction. On January 28, 2005, we were formed as a subsidiary of ev3 LLC. Immediately prior to the consummation of our initial public offering on June 21, 2005, ev3 LLC was merged with and into us, and we became the holding company for all of ev3 LLC’s subsidiaries. These consolidated financial statements present the combined operations of ev3 LLC for the period from September 1, 2003 until the merger on June 21, 2005, and our consolidated operations thereafter.

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

At July 3, 2005 and December 31, 2005, there was a minority interest of 30% in MTI. As described in Note 5, on January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of MII with and into MTI. MTI was the surviving entity and, as a result of this merger, became our wholly owned subsidiary.  MTI is now known as ev3 Neurovascular.  All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  During first quarter 2006, we began production of a new product line.  We incurred approximately $300 thousand of abnormal scrap related to this new product line in the three months ended April 2, 2006, which was required to be charged to expense in that period and is included in our reported cost of goods sold for the six months ended July 2, 2006.

We operate on a manufacturing calendar with our fiscal year ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Accordingly, the second fiscal quarters of 2006 and 2005 ended on July 2 and July 3, respectively.

3.                 Stock-Based Compensation

We have several stock-based compensation plans under which stock options and other equity incentive awards have been granted.  Under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights.  The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant.  Subject to adjustment as provided in the plan, 6,000,000 shares of our common stock are available for issuance under the plan.  During the six months ended July 2, 2006, a restricted stock grant of 5,000 shares, unrestricted stock grants of 28,341 shares and options to purchase an aggregate of 1,041,768 shares of our common stock were granted under the plan.

Options, other than those granted to outside consultants, generally vest over a four-year period and expire within a period of not more than ten years from the date of grant. Vested options generally expire ninety days after termination of employment. Options granted to outside consultants generally vest over the term of their consulting contract and generally expire 90 days after termination of the consulting relationship. The exercise price per share for each option is set by the board of directors or the compensation committee at the time of grant and pursuant to the terms of the plan may not be less than the fair market value per share on the grant date.

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

In addition to our 2005 Incentive Stock Plan, we maintain the ev3 Inc. Employee Stock Purchase Plan (“ESPP”).  The maximum number of shares of our common stock available for issuance under the ESPP is 750,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on January 1 and July 1 of each year; provided, however, that the compensation committee of the board of directors may decide in its sole discretion when to commence the first offering period so long as such offering period is commenced within 12 months of the date the ESPP was first approved by the board of directors, which was on February 13, 2006.   An offering period has not yet been commenced under the ESPP.  The purchase price of the shares will be 85% of the lower of the fair market value of our common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.   We expect the ESPP to be compensatory for financial reporting purposes.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method.  SFAS 123(R) requires companies to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.  Compensation cost under SFAS 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period.  In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method.  All of our options previously awarded were classified as equity instruments and continue to maintain their equity classification under SFAS 123(R).

Prior to January 1, 2006 and since the beginning of 2003, we accounted for share-based awards under the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” using the modified prospective method of adoption described in SFAS 148.  We used the minimum value pricing model for measuring the fair value of our options granted through the first quarter 2005, which does not take into consideration volatility. In accordance with SFAS 123, subsequent to April 5, 2005, the date of our initial filing of the registration statement relating to our initial public offering with the Securities and Exchange Commission, we used the Black-Scholes method, including an estimated volatility assumption, to estimate the fair value of all option grants. Expense previously recognized related to options that were cancelled or forfeited prior to vesting was reversed in the period of the cancellation or forfeiture, as allowed under SFAS 123.

The fair value of options are estimated at the date of grant using the Black-Scholes option pricing model with the assumptions listed below.  Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term.  Expected volatility and forfeiture rates are based on historical factors related to our common stock since our June 2005 initial public offering which are substantially equivalent to volatility rates as measured against a set of guideline companies.  The guideline companies consist of public and recently public medical technology companies.  Dividend yield is zero as we do not expect to declare any dividends in the foreseeable future.  The expected term is based on the weighted average time between grant and employee exercise.  The fair value of stock granted to employees is based upon the closing market value of our common stock on the date of grant.

	July 2, 2006	July 3, 2005	July 3, 2005
Three Months Ended	ev3 Inc.	ev3 Inc.	MTI
Risk free interest rate	4.9%	3.8%	3.6%
Forfeiture rate	4.5%	—	—
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	51.2%	50.0%	44.9%
Expected option term	4 years	4 years	4 years

	July 2, 2006	July 3, 2005	July 3, 2005
Six Months Ended	ev3 Inc.	ev3 Inc.	MTI
Risk free interest rate	4.5%	3.8%	3.9%
Forfeiture rate	4.5%	—	—
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	50.0%	56.9%
Expected option term	4 years	4 years	4 years

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

In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, we account for non-employee equity-based awards, in which goods or services are the consideration received for the equity instruments issued, at their fair value.

As of July 2, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of operations was $16.8 million, net of estimated forfeitures.  This amount is expected to be recognized over a weighted average period of 2.7 years.

A summary of activity for all plans (dollars in thousands, except per share amounts) during the three and six months ended July 2, 2006 is as follows:

	Awarded Shares Outstanding	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2006	3,823,309	$11.41
MTI options converted to ev3 options as a result of the merger	2,449,905	$9.75
Granted:
Restricted stock	5,000	—
Exercise price equal to market price at date of grant(1)	761,664	$16.18
Exercised	(135,818)	$8.71
Cancelled/Forfeited	(313,774)	$11.95
Balance at April 2, 2006	6,590,286	$11.45	$41,071

Granted:
Unrestricted stock grant, net of shares repurchased	19,073	—
Exercise price equal to market price at date of grant(2)	280,104	$16.15
Exercised	(323,213)	$8.70
Cancelled/Forfeited	(311,634)	$11.87
Balance at July 2, 2006	6,254,616	$11.86	$21,617
Options exercisable at April 2, 2006	2,739,238	$10.10	$21,818
Options exercisable at July 2, 2006	2,915,697	$10.49	$14,421

(1)             The weighted average fair value for options granted at market was $7.05.

(2)             The weighted average fair value for options granted at market was $7.27.

As of July 2, 2006, we had 190,000 shares of restricted stock outstanding.  The value of these shares of restricted stock was measured at the closing market price of our common stock on the grant date.  The unamortized compensation expense for these awards was $2.4 million as of July 2, 2006, which will be recognized over the remaining vesting period of approximately 3.4 years.

During the quarter ended July 2, 2006, we issued 28,341 shares of unrestricted stock to key employees in the form of unrestricted stock grants.  Of the 28,341 shares of common stock issued to these employees as stock grants, we immediately repurchased 9,268 shares to pay the employees’ withholding or employment-related tax obligations due in connection with the issuance of the stock grants.  The value of these stock grants was measured at the closing market price of our common stock on the date of grant.  The resulting compensation expense of $393 thousand was recorded during the quarter.

The intrinsic value of a stock option award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award.  The total intrinsic value of options exercised was $2.3 million and $3.3 million during the three and six months ended July 2, 2006, respectively, and $9 thousand and $441 thousand during the three and six months ended July 3, 2005, respectively.

For options outstanding and exercisable at July 2, 2006, the exercise price ranges and average remaining lives were as follows:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Outstanding	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price Per Share
$0.36-$8.81	1,188,742	$6.91	7.3 years	796,663	$6.50
$8.82	1,561,349	$8.82	7.4 years	1,064,010	$8.82
$8.94-$14.70	2,143,619	$13.47	8.4 years	764,789	$12.95
$14.93-$17.32	813,331	$16.16	8.7 years	114,233	$16.09
$17.30-$229.02	338,502	$21.15	6.1 years	176,002	$24.39
	6,045,543	$11.77	7.9 years	2,915,697	$10.49

During 2000 and 2001, Warburg Pincus and certain of our employees and directors entered into loan agreements in order for certain employees and directors to buy ownership interests in us. These outstanding loans are considered to be a part of a stock compensation arrangement. Modifications are measured for compensation expense. Additional compensation expense, if any, is recognized over the remaining life of the loan. The total outstanding principal balance and accrued interest on the notes held by Warburg Pincus and issued by certain of our employees and directors at July 2, 2006 and December 31, 2005 was $5.3 million and $5.2 million, respectively.

4.                 Liquidity and Capital Resources

Since inception, we have generated significant operating losses. Historically, our liquidity needs have been met through a series of preferred investments and by demand notes payable issued to Warburg Pincus and Vertical.  On June 21, 2005, we completed an initial public offering in which we sold 11,765,000 shares of our common stock at $14.00 per share for net cash proceeds of $152.7 million, net of underwriting discounts and other offering costs.  Immediately prior to the consummation of the offering, ev3 LLC merged with and into ev3 Inc. and 24,040,718 Class A preferred membership units, 41,077,336 Class B preferred membership units, and 18,799,962 common membership units of ev3 LLC were converted into 83,918,016 shares of common stock of ev3 Inc. (on a pre-split basis).  Immediately thereafter, we completed a one-for-six reverse stock split whereby the 83,918,016 shares of common stock were converted into 13,986,350 shares of common stock.  Prior to the consummation of the offering, and subsequent to the reverse stock split, we also issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324.2 million aggregate principal amount of demand notes and accrued and unpaid interest thereon.  The remaining balance of the accrued and unpaid interest on the demand notes, totaling $36.5 million, was repaid using proceeds from the offering.  On July 20, 2005, we sold an additional 205,800 shares of common stock pursuant to the over-allotment option granted to the underwriters in connection with the initial public offering.  Our net proceeds from this sale totaled $2.2 million, after deducting underwriting discounts and other offering expenses. The total net cash proceeds we received from our initial public offering were $154.9 million.

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  Pursuant to the terms of the Loan Agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory.  Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million.  Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Amounts outstanding under the equipment line as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007.

Both the revolving line of credit and equipment financing are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries. The Loan Agreement requires the Borrowers to maintain a specified liquidity ratio and a tangible net worth level.  The Loan Agreement imposes certain limitations on the Borrowers, their subsidiaries and ev3, including without limitation, on their ability to: (i) transfer all or any part of their business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens with respect to any of their properties; (vi) pay dividends or make any other distribution on or purchase of, any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations.  The Loan Agreement requires us to maintain on deposit or invested with SVB or its affiliates the lesser of $15.0 million or 50% of our aggregate cash and cash equivalents.  The Borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line.

The Loan Agreement contains customary events of default, including the failure to make required payments, the failure to comply wither certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement may be accelerated.

Our future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and the acceptance of our products in the marketplace.  We believe that our current resources, together with funds available under our revolving credit facility, are sufficient to cover our liquidity requirements through at least the next twelve months.  However, there is no assurance that additional funding will not be needed. Further, if additional funding were needed, there is no assurance that such funding will be available to us or our subsidiaries on acceptable terms, or at all.  If we require additional working capital but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

The following summarizes the changes in stockholders’ equity (dollars in thousands) since December 31, 2005:

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2005	49,350,647	$493	$807,032	$(562,207)	$137	$245,455
Compensation expense on options and restricted stock	—	—	1,794	—	—	1,794
Exercise of options	176,876	2	1,183	—	—	1,185
MTI acquisition	6,997,354	70	95,368	—	—	95,438
Comprehensive income (loss):
Net loss				(24,501)	—	(24,501)
Cumulative translation adjustment				—	92	92
Comprehensive income	—	—	—	(24,501)	92	(24,409)
Balance April 2, 2006	56,524,877	$565	$905,377	$(586,708)	$229	$319,463

Compensation expense on options and restricted stock	—	—	1,719	—	—	1,719
Exercise of options	269,720	3	2,702	—	—	2,705
Unrestricted stock grants	28,341	—	393	—	—	393
Shares Repurchased	(9,268)	—	(128)	—	—	(128)
Comprehensive income (loss):
Net loss				(10,823)	—	(10,823)
Cumulative translation Adjustment				—	(346)	(346)
Comprehensive (loss)	—	—	—	(10,823)	(346)	(11,169)
Balance July 2, 2006	56,813,670	$568	$910,063	$(597,531)	$(117)	$312,983

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

The investment was accounted for using the step acquisition method prescribed by ARB 51, Consolidated Financial Statements. Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired.  The effects of the acquisition do not materially change our results of operations.  Therefore, pro forma disclosures are not included.

The following table presents the purchase price for the acquisition (in thousands) on January 6, 2006:

2006
Fair value of shares/options issued	$95,438
Interest acquired in historical book value of MTI	(12,850)
Excess purchase price over historical book values	$82,588

The following summarizes the allocation of the excess purchase price over historical book values (in thousands) arising from the acquisition:

2006
Inventory	$668
Developed technology	15,548
Customer relationships	9,964
Trademarks and tradenames	2,029
Acquired in-process research and development	1,787
Goodwill	54,704
Accrued liabilities	(2,112)
Total	$82,588

The weighted average life of the acquired intangibles, excluding goodwill, was seven years.  The acquired in-process research and development charge was estimated considering an appraisal and represents the estimated fair value of the in-process projects at the date of acquisition of the MTI shares.  As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use.  The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products.  Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition.  If the projects are not successful, or completed in a timely manner, we may not realize the financial benefits expected from these projects.

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

6.                    Short-Term Investments

Short-term investments consist of debt securities, which have investment grade credit ratings.  The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date.  The short-term investments consist of floating rate taxable municipal bonds with maturities from 2019 to 2036.  We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par.  As of July 2, 2006, our cost approximated fair value related to these investments.

7.                 Inventories

Inventory consists of the following (in thousands):

	July 2, 2006	December 31, 2005
Raw materials	$6,184	$5,823
Work in-progress	1,781	1,944
Finished goods	30,268	29,195
	38,233	36,962
Inventory reserve	(4,251)	(3,975)
Inventory, net	$33,982	$32,987

8.                 Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the six months ended July 2, 2006 were as follows (in thousands):

	Cardio Peripheral	Neurovascular	Total
Balance as of January 1, 2006	$71,307	$23,149	$94,456
Goodwill related to acquisition of MTI common stock	—	54,704	54,704
Balance as of July 2, 2006	$71,307	$77,853	$149,160

Other intangible assets consist of the following (in thousands):

	Weighted	July 2, 2006			December 31, 2005
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	5.0	$8,744	$(3,534)	$5,210	$8,390	$(3,300)	$5,090
Developed technology	6.0	63,616	(35,156)	28,460	48,068	(29,951)	18,117
Trademarks and tradenames	7.0	5,122	(2,178)	2,944	3,093	(1,721)	1,372
Customer relationships	5.0	16,094	(6,986)	9,108	6,131	(4,480)	1,651
Other intangible assets		$93,576	$(47,854)	$45,722	$65,682	$(39,452)	$26,230

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

Total amortization of other intangible assets was $4.3 million and $8.5 million for the three and six months ended July 2, 2006, respectively, and $2.5 million and $5.2 million for the three and six months ended July 3, 2005, respectively.  The estimated amortization expense (inclusive of amortization expense already recorded for the six months ended July 2, 2006) for the five years ending December 31 is as follows (in thousands):

2006	$16,551
2007	11,088
2008	7,348
2009	4,628
2010	3,491

9.                 Investments

We had a licensing agreement and an approximate 14% interest in Genyx Medical, Inc. (“Genyx”).  The carrying value of our investment in Genyx was fully written off and reduced to $0 as of December 31, 2004, and we had no obligation to fund Genyx’s operations.  In January 2005, we sold our interest in Genyx and recorded a gain of $3.7 million.  During the second quarter of 2006, we received a $153 thousand milestone payment related to the sale of our investment in Genyx Medical, Inc.  During the second quarter of 2006 we also received a  milestone payment of $910 thousand related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. (“Enteric”)  This is the final milestone payment related to the sale of our investment in Enteric.. During the second quarter of 2005, we received a $878 thousand milestone payment related to the 2002 sale of our investment in Enteric.

10.          Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 2, 2006	December 31, 2005
Accrued professional services	$2,515	$1,043
Financed insurance policies	3,285	368
Accrued clinical studies	417	3,633
Office closure	380	391
Accrued other	6,461	5,908
Total accrued liabilities	$13,058	$11,343

11.          Interest (Income) Expense

Interest (income) expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Interest expense	$67	$6,346	$101	$12,191
Interest (income)	(581)	(268)	(1,314)	(405)

Total interest (income) expense, net	$(514)	$6,078	$(1,213)	$11,786

12.          Commitments and Contingencies

Letters of Credit

As of July 2, 2006, we had $3.2 million of outstanding letters of credit.  These outstanding commitments are fully collateralized by restricted cash.

Financed Insurance Policies

We routinely enter into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies.  In the three months ended July 2, 2006, we entered into an agreement to finance $3.5 million in insurance-related premiums associated with the annual renewal of certain of our insurance policies.  The amount financed accrues interest at a 6.4% annual rate and is payable in monthly installments over an 11 month period.  As of July 2, 2006, the outstanding balance under the agreement was $3.3 million and is included in accrued liabilities on our consolidated balance sheet.

Earn-Out Contingencies

Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron in September 2000, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter of 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement.

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

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI.  As of July 2, 2006, approximately $826 thousand was recorded in accrued liabilities in our consolidated financial statements included in this report.  Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that our Sapphire coils do infringe such patents.  The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid.  Pursuant to the court’s ruling, we have been enjoined by the patent holders from engaging in infringing activities related to our Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for our activities since September 27, 2002.  In February 2005, we received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.5 million as of July 2, 2006, with which we disagree.  Court hearings will be held regarding these claims and are currently scheduled for June 2007.  We have filed an appeal with the Dutch court, and believe that since the date of injunction in each separate country we are in compliance with the Dutch court’s injunction and we intend to continue such compliance.  Because we believe that we have valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies”.  However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, we initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that our products did not infringe this patent.  The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above.  The patent holders counterclaimed for alleged infringement by us.  In February 2005, the court approved an interim settlement between the parties under which the patent holders were required to surrender such patent to the U.K. Comptroller of Patents, and to pay our costs associated with the legal action, including interest.  As a result, the patent was surrendered and we received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 thousand based on the dates of receipt), which we recorded as a reduction of litigation expense upon receipt of such funds during the first quarter of 2005.  The parties are now in proceedings before a costs judge regarding payment by the patent holders of the remaining costs incurred by us in such litigation, with a hearing expected later this year.  As a result of the interim settlement, we anticipate that we will no longer be involved in litigation on this matter in the United Kingdom, although no assurance can be given that no other litigation involving us may arise in the United Kingdom.

In the United States, concurrent with the FDA’s marketing clearance of our Sapphire line of embolic coils received in July 2003, we, through our subsidiary MTI, initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin.  The action included assertions of non-infringement by us and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters.  In October 2003, the court dismissed our actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions.  In December 2003, the University of California filed an action against us in the United States District Court for the Northern District of California alleging infringement by us with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems.  We filed a counterclaim against the University of California asserting non-infringement by us, invalidity of the patents and inequitable conduct in the procurement of certain patents.  In addition, we filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation.  Motions for summary judgment made by all parties, have been denied by the court.  A trial date has been set for June 2007.  In addition, there are various related actions, such as requests for re-examination and reissues, pending from time to time in the U.S. Patent and Trademark Office that may or may not have a material effect on these actions.  We cannot estimate the possible loss or range of loss, if any, associated with the resolution of these matters.  There  can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

In March 2005, Medtronic, Inc. contacted us to express its view that our Protégé stents infringe on one or more of its patents.  We informed Medtronic that we disagreed with Medtronic’s assertions, and subsequently had several discussions with Medtronic.  No lawsuit with respect to this matter has been filed.

On March 30, 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents.  This action was brought in the United States District Court for the District of Minnesota.  Subsequently, we added counterclaims for infringement of three of our patents, Boston Scientific has added two patents into its claims, as well as a claim against us for misappropriation of trade secrets.  We intend to vigorously defend and prosecute respectively the claims in this action.  Because these matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate.  The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million.  We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable.  On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met.  The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement.  We believe these allegations are without merit and intend to vigorously defend this action.  The parties have not engaged in any discovery. We filed a motion to dismiss the complaint, which the court granted in June 2006 on standing grounds.  The plaintiff filed a petition for reargument, which is pending before the trial court. In addition, the plaintiff filed an appeal of the court’s dismissal ruling, which appeal was subsequently voluntarily dismissed by the plaintiff since it was procedurally premature in light of the previously filed petition for reargument.

On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc.  The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us.  The complaint alleges that Erik van der Burg and three unidentified institutional investors have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC.  The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable, and further alleges unspecified damages to be proven at trial.  The complaint alleges the following claims:  misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief.  We believe these allegations and claims are without merit and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.    The motion is still pending before the court.  The plaintiff has served us an initial set of written discovery, and we filed a motion to stay discovery which motion has been granted, pending the resolution of our motion to dismiss.

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

13.    Segment and Geographic Information

We report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. The cardio peripheral operating segment includes cardiovascular products which are used to treat coronary artery disease, atrial fibrillation and other disorders in the heart and peripheral vascular products which are used to treat vascular disease in the legs, kidney (or renal), neck (or carotid), and generally all vascular diseases other than in the brain or the heart. The neurovascular operating segment includes products that are used to treat vascular disease and disorders in the brain, including aneurysms and arterial-venous malformations. Management measures segment profitability on the basis of gross profit calculated as net sales less cost of goods sold excluding amortization of intangible assets. Other operating expenses are not allocated to individual operating segments for internal decision making activities.

The following is segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net sales
Cardio Peripheral:
Stents	$16,020	$8,781	$29,066	$15,879
Thrombectomy and embolic protection	5,642	3,223	9,679	6,461
Procedural support and other	$8,919	7,204	$17,168	13,709
Total Cardio Peripheral	$30,581	$19,208	$55,913	$36,049

Neurovascular:
Embolic products	9,412	4,219	16,795	8,197
Neuro access and delivery products	10,627	8,113	20,149	14,976
Total Neurovascular	$20,039	$12,332	$36,944	$23,173

Total net sales	$50,620	$31,540	$92,857	$59,222

Gross profit
Cardio Peripheral	$17,208	$10,314	$30,135	$19,001
Neurovascular	15,233	8,441	28,055	15,327
Total	$32,441	$18,755	$58,190	$34,328

Gross profit	$32,441	$18,755	$58,190	$34,328
Operating expense	46,091	47,715	96,925	92,609
Loss from operations	$(13,650)	$(28,960)	$(38,735)	$(58,281)

	July 2, 2006	Dec. 31, 2005
Total assets
Cardio Peripheral	$223,404	$239,255
Neurovascular	127,422	57,573
Total	$350,826	$296,828

The following table presents net sales and long-lived assets by geographic area as of and  for the three and six months ended July 2, 2006 and July 3, 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Geographic Data
Net Sales
United States	$30,689	$15,939	$55,463	$30,060
International	19,931	15,601	37,394	29,162
Total net sales	$50,620	$31,540	$92,857	$59,222

	July 2, 2006	Dec. 31, 2005
Long-lived Assets
United States	$21,883	$17,198
International	651	679
Total long-lived assets	$22,534	$17,877

14.          Net Loss Per Share

The following outstanding options were excluded from the computation of diluted net loss per share as they had an antidilutive effect.

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Options	6,045,543	3,493,961	6,045,543	3,493,961

15.          Subsequent Event

As described in note 4, on June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement with Silicon Valley Bank, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  As of July 2, 2006, we had no borrowings outstanding under the revolving line of credit or the equipment line.  However, on July 7, 2006, subsequent to the end of the second fiscal quarter, we borrowed $7.5 million under the equipment line.

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

We were formed on January 28, 2005 as a subsidiary of ev3 LLC.  Immediately prior to the consummation of our initial public offering on June 21, 2005, ev3 LLC was merged with and into us and we completed a one-for-six reverse stock split of our outstanding common stock.  For additional information regarding our formation and the related transactions, see Note 2 to our consolidated financial statements included elsewhere in this report.  All share and per share amounts for all periods presented in this report reflect the reverse stock split of our common stock.

We report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system.  Our cardio peripheral segment contains products that are used in both cardiovascular and peripheral vascular procedures by cardiologists, radiologists and vascular surgeons.  Our neurovascular segment contains products that are used primarily by neuroradiologists and neuro surgeons.  Our sales activities and operations are aligned closely with our business segments.  We generally have dedicated cardio peripheral sales teams in the United States and Europe that target customers who often perform procedures in both anatomic areas (cardiovascular and peripheral vascular).  We generally have separate, dedicated neurovascular sales teams in the United States and Europe that are specifically focused on our neurovascular business customer base.

We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and Japan and have established distribution relationships in other international markets.  Our corporate headquarters and our manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines are located in Plymouth, Minnesota.  Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California.  Outside of the United States, our primary offices are in Paris, France and Tokyo, Japan.  During the three and six months ended July 2, 2006, approximately 39.4% and 40.3% of our net sales, respectively, were generated outside of the United States, as a result of which we are sensitive to risks related to fluctuation in exchange rates and other risks associated with international operations, which could affect our business results.  Changes in foreign currency exchange rates had  a negligible impact on second quarter 2006 net sales compared to the second quarter of 2005.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 210 representatives as of July 2, 2006 in the United States, Canada, Europe and Japan.  Our direct sales representatives accounted for approximately 89% of our net sales during each of the three and six months ended July 2, 2006, with the balance generated by independent distributors.  In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system.  As a result, our costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $597.5 million at July 2, 2006. Consequently, we have financed our operations through debt and equity offerings.  We expect to continue to generate operating losses for at least the next twelve months.

Our cash, cash equivalents and short-term investments available to fund our current operations were $47.2 million at July 2, 2006.  We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses.  We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, which we refer to collectively as Warburg Pincus, and The Vertical Group L.P. and certain of its affiliates, which we refer to collectively as Vertical. In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses.  We invested the remaining portion of the net proceeds in short-term, investment-grade, interest bearing securities.  We have used these funds for general corporate purposes since our initial public offering, and expect to continue to do so.  We expect our cash balances to decrease as we continue to use cash to fund our operations.

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement with Silicon Valley Bank, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  As of July 2, 2006, we had no borrowings under the revolving line of credit or the equipment line.  However, on July 7, 2006, subsequent to the end of the second fiscal quarter, we borrowed $7.5 million under the equipment line for planned equipment purchases related to the expansion of our manufacturing capabilities.

We believe our cash, cash equivalents, short-term investments and funds available under our revolving credit facility will be sufficient to meet our liquidity requirements through at least the next twelve months.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended		Percent	Six Months Ended		Percent
Results of Operations:	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
Net sales	$50,620	$31,540	60.5%	$92,857	$59,222	56.8%
Operating expenses:
Cost of goods sold (a)	18,179	12,785	(42.2)%	34,667	24,894	(39.3)%
Sales, general and administrative (a)	35,808	32,297	(10.9)%	73,669	64,157	(14.8)%
Research and development (a)	6,047	11,891	49.1%	12,821	22,217	42.3%
Amortization of intangible assets	4,282	2,548	(68.1)%	8,525	5,203	(63.8)%
(Gain) loss on sale of assets, net	(46)	111	141.4%	124	164	24.4%
Acquired in-process research and development	—	868	NM	1,786	868	(105.8)%
Total operating expenses	64,270	60,500	(6.2)%	131,592	117,503	(12.0)%
Loss from operations	(13,650)	(28,960)	52.9%	(38,735)	(58,281)	33.5%
Other (income) expense:
Gain on sale of investments, net	(1,063)	(878)	21.1%	(1,063)	(4,611)	(76.9)%
Interest (income) expense, net	(514)	6,078	108.5%	(1,213)	11,786	110.3%
Minority interest in loss of subsidiary	—	(705)	NM	—	(726)	NM
Other (income) expense, net	(1,327)	1,828	172.6%	(1,381)	2,920	147.3%
Loss before income taxes	(10,746)	(35,283)	69.5%	(35,078)	(67,650)	48.1%
Income tax expense (benefit)	77	(61)	NM	246	(59)	NM
Net loss	(10,823)	(35,222)	69.3%	(35,324)	(67,591)	47.7%
Accretion of preferred membership units to redemption value	—	5,635	NM	—	12,061	NM

Net loss attributable to common holders	$(10,823)	$(40,857)	73.5%	$(35,324)	$(79,652)	55.7%
Net loss per common share (basic and diluted) (b)	$(0.19)	$(4.60)		$(0.63)	$(13.95)
Weighted average shares outstanding (b)	56,698,043	8,877,898		56,319,427	5,711,852

(a)   Includes stock-based compensation charges of:

Cost of goods sold	$155	$135	$369	$247
Sales, general and administrative	1,799	591	3,165	1,045
Research and development	158	189	372	434
	$2,112	$915	$3,906	$1,726

(b)         Net loss per common share attributable to common holders and the weighted average common shares outstanding reflect the June 21, 2005 one-for-six reverse stock split for all periods presented.

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended		Percent	Six Months Ended		Percent
NET SALES BY SEGMENT:	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3,2005	Change
Cardio Peripheral:
Stents	$16,020	$8,781	82.4%	$29,066	$15,879	83.0%
Thrombectomy and embolic protection	5,642	3,223	75.1%	9,679	6,461	49.8%
Procedural support	8,919	7,204	23.8%	17,168	13,709	25.2%
Total Cardio Peripheral	$30,581	$19,208	59.2%	$55,913	$36,049	55.1%

Neurovascular:
Embolic products	9,412	4,219	123.1%	16,795	8,197	104.9%
Neuro access and delivery products	10,627	8,113	31.0%	20,149	14,976	34.5%
Total Neurovascular	$20,039	$12,332	62.5%	$36,944	$23,173	59.4%

Total	$50,620	$31,540	60.5%	$92,857	$59,222	56.8%

	Three Months Ended		Percent	Six Months Ended		Percent
NET SALES BY GEOGRAPHY:	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
United States	$30,689	$15,939	92.5%	$55,463	$30,060	84.5%
International
Before foreign exchange impact	19,912	15,601	27.6%	38,550	29,162	32.2%
Foreign exchange impact	19	—	—	(1,156)	—	—
Total	19,931	15,601	27.8%	37,394	29,162	28.2%
Total	$50,620	$31,540	60.5%	$92,857	$59,222	56.8%

Comparison of the Three Months Ended July 2, 2006 to the Three Months Ended July 3, 2005

Net sales.  Net sales increased 60.5% to $50.6 million in the three months ended July 2, 2006 compared to $31.5 million in the three months ended July 3, 2005, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past 18 months.  We introduced two new products in the first quarter 2006 and one new product in the second quarter 2006.  We expect to introduce additional new products during the remainder of the year.

Net sales of cardio peripheral products.  Net sales of cardio peripheral products increased 59.2% to $30.6 million in the three months ended July 2, 2006 compared to $19.2 million in the three months ended July 3, 2005.  This sales growth was primarily the result of sales growth in our stent products and sales of our SpideRX Embolic Protection Device.  Net sales in our stent product line increased 82.4% to $16.0 million in the three months ended July 2, 2006 compared to $8.8 million in the three months ended July 3, 2005.  This increase is attributable to increased market penetration of the Protégé, Primus and ParaMount Mini families of stents, partially offset by sales declines in older generation products.  Net sales of our thrombectomy and embolic protection devices increased 75.1%, or $2.4 million, to $5.6 million in the three months ended July 2, 2006 compared to the same period in 2005, largely due to increased market penetration of the SpideRX internationally and the launch of SpideRX in the United States, partially offset by sales declines in older generation products.  Net sales of our procedural support and other products increased 23.8% to $8.9 million in the three months ended July 2, 2006 compared to $7.2 million in the three months ended July 3, 2005, largely due to the increased market penetration of PTA balloon catheters in the United States.  We expect cardio peripheral net sales to increase during the remainder of 2006 as a result of new product introductions and continued market penetration of products released during the past 18 months.

Net sales of neurovascular products.  Net sales of our neurovascular products increased 62.5% to $20.0 million in the three months ended July 2, 2006 compared to $12.3 million in the three months ended July 3, 2005, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 123.1%, or $5.2 million, to $9.4 million in the three months ended July 2, 2006 compared to the same period in 2005, primarily due to increased market penetration of our Nexus coil and Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, partially offset by sales declines in older generation products.  Sales of our neuro access and delivery products increased 31.0%, or $2.5 million, to $10.6 million in the three months ended July 2, 2006 compared to the same period in 2005, largely as a result of volume increases across most product lines, including the Echelon microcatheters, the Marathon microcatheter and the HyperForm and HyperGlide occlusion balloon systems.

Net sales by geography.  Net sales in the United States increased 92.5% to $30.7 million in the three months ended July 2, 2006 compared to $15.9 million in the three months ended July 3, 2005. International net sales increased 27.8% to $19.9 million in the three months ended July 2, 2006 compared to $15.6 million in the three months ended July 3, 2005 and represented 39.4% and 49.5% of our total net sales during the three months ended July 2, 2006 and July 3, 2005, respectively.

Cost of goods sold.  As a percentage of net sales, cost of goods sold decreased to 35.9% of net sales in the three months ended July 2, 2006 compared to 40.5% of net sales in the three months ended July 3, 2005.  This decrease was primarily attributable to our continued growth in sales volume, the consolidation of  manufacturing facilities during the second quarter of 2005 and on going investments in in-house manufacturing capabilities.  In our cardio peripheral segment, cost of goods sold as a percent of net sales decreased to 43.7% in the three months ended July 2, 2006 compared to 46.3% in the three months ended July 3, 2005 primarily attributable to increased sales volume.  In our neurovascular segment, cost of goods sold as a percent of net sales decreased to 24.0% in the three months ended July 2, 2006 compared to 31.6% in the three months ended July 3, 2005 due in part to  the consolidation of our neurovascular manufacturing operations into our Irvine, California facility during the second quarter of 2005.  Our increased production volumes and ongoing cost savings programs also contributed to the decrease. We expect cost of goods sold as a percentage of net sales to show modest improvement during the remainder of 2006 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives, offset in part by anticipated conversion costs associated with new product launches occurring during 2006.

Sales, general and administrative expense.  Sales, general and administrative expenses increased 10.9% to $35.8 million in the three months ended July 2, 2006 compared to $32.3 million in the three months ended July 3, 2005.  The increase was partially due to higher selling expenses related to new product introductions, a $1.2 million increase in non-cash stock-based compensation costs and a $585 thousand increase in severance related costs.  We expect sales, general and administrative expenses, excluding litigation related charges, for each of the remaining quarters of 2006 to remain consistent or to decline slightly as compared to second quarter 2006.

Research and development.  Research and development expense decreased 49.1% to $6.0 million in the three months ended July 2, 2006 compared to $11.9 million in the three months ended July 3, 2005.  This reduction was due to a decreases in clinical study expenses related to the completion of certain clinical trials in 2005, which was partially offset by increased spending on certain internal development efforts.  We expect research and development expense as a percentage of net sales to increase as compared to second quarter 2006.

Amortization of intangible assets.  Amortization of intangible assets increased 68.1% to $4.3 million in the three months ended July 2, 2006 compared to $2.5 million in the three months ended July 3, 2005 primarily due to increases in intangible assets recorded as part of our acquisition of the remaining minority shares of MTI in January 2006.   We expect amortization of intangible assets for the remaining quarters of 2006 to remain consistent with first and second quarter 2006 levels.

Acquired in-process research and development.  We did not incur charges for acquired in-process research and development during the three months ended July 2, 2006.  During the three months ended July 3, 2005, we incurred a charge of $868 thousand for acquired in-process research and development as a result of the May 2005 contribution of MTI shares to us by Vertical.

Gain on sale of investments, net.  Gain on sale of investments, net was $1.1 million in the three months ended July 2, 2006.  We received a final milestone payment of $910 thousand related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. and a $153 thousand milestone payment related to the 2005 sale of our investment in Genyx Medical, Inc.  Gain on sale of investments, net was $878 thousand in the three months ended July 3, 2005 and was the result of our receipt of an earlier milestone payment relating to the 2002 sale of our investment in Enteric Medical Technologies, Inc.

Interest (income) expense, net.  Net interest income was $514 thousand in the three months ended July 2, 2006 compared to net interest expense of $6.1 million in the three months ended July 3, 2005.   A portion of the proceeds

from our initial public offering in June 2005 was invested in short-term, investment-grade, interest-bearing securities contributing interest income during the full second quarter of 2006 versus only a portion of the second quarter of 2005.  We also used a portion of the proceeds to reduce our financing balance to zero resulting in the reduction of interest expense.

Other (income) expense, net.  Other income was $1.3 million in the three months ended July 2, 2006 compared to other expense of $1.8 million in the three months ended July 3, 2005.  The other (income) expense in the three months ended July 2, 2006 and July 3, 2005 was primarily due to foreign exchange gains and losses.

Income tax expense(benefit).  We incurred modest levels of income tax expense in the three months ended July 2, 2006 and modest levels of income tax benefit in the three months ended July 3, 2005 related to certain European sales offices.  We recorded no provision for U.S. income taxes in either the three months ended July 2, 2006 or July 3, 2005 due to our history of operating losses.

Accretion of preferred membership units to redemption value.  Accretion of preferred membership units to redemption value was recorded up to the date of our initial public offering in June 2005 at which time all preferred units were converted into common shares.

Comparison of the Six Months Ended July 2, 2006 to the Six Months Ended July 3, 2005

Net sales.  Net sales increased 56.8% to $92.9 million in the six months ended July 2, 2006 compared to $59.2 million in the six months ended July 3, 2005, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past 18 months.  We introduced two new products in the first quarter 2006 and one new product in the second quarter 2006.

Net sales of cardio peripheral products.  Net sales of cardio peripheral products increased 55.1% to $55.9 million in the six months ended July 2, 2006 compared to $36.0 million in the six months ended July 3, 2005.  This sales growth was primarily the result of sales growth in our stent products and sales of our PTA balloon catheters in the United States.  Net sales in our stent product line increased 83.0% to $29.1 million in the six months ended July 2, 2006 compared to $15.9 million in the six months ended July 3, 2005.  This increase is attributable to increased market penetration of the Protégé, Primus and ParaMount Mini families of stents, partially offset by sales declines in older generation products.  Net sales of our thrombectomy and embolic protection devices increased 49.8%, or $3.2 million, in the six months ended July 2, 2006 compared to the same period in 2005, largely due to increased market penetration of the SpideRX internationally and the launch of SpideRX in the United States, partially offset by sales declines in older generation products.  Net sales of our procedural support and other products increased 25.2% to $17.2 million in the six months ended July 2, 2006 compared to $13.7 million in the six months ended July 3, 2005, largely due to the increased market penetration of PTA balloon catheters in the United States.

Net sales of neurovascular products.  Net sales of our neurovascular products increased 59.4% to $36.9 million in the six months ended July 2, 2006 compared to $23.2 million in the six months ended July 3, 2005, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 104.9%, or $8.6 million, to $16.8 million in the six months ended July 2, 2006 compared to the same period in 2005, primarily due to increased market penetration of our Nexus coil and Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products increased 34.5%, or $5.2 million, to $20.1 million in the six months ended July 2, 2006 compared to the same period in 2005, largely as a result of volume increases across multiple product lines, including the Echelon microcatheters, the Marathon microcatheter and the HyperForm and HyperGlide occlusion balloon systems.

Net sales by geography.  Net sales in the United States increased 84.5% to $55.5 million in the six months ended July 2, 2006 compared to $30.1 million in the six months ended July 3, 2005. International net sales also increased 28.2% to $37.4 million in the six months ended July 2, 2006 compared to $29.2 million in the six months ended July 3, 2005 and represented 40.3% and 49.2% of our total net sales during the six months ended July 2, 2006 and July 3, 2005, respectively.

Cost of goods sold.  As a percentage of net sales, cost of goods sold decreased to 37.3% of net sales in the six months ended July 2, 2006 compared to 42.0% of net sales in the six months ended July 3, 2005.  This decrease was primarily attributable to our continued growth in sales volume, the consolidation of  manufacturing facilities during the second quarter of 2005 and on going investments in in-house manufacturing capabilities.  In our cardio peripheral segment, cost of goods sold as a percent of net sales decreased to 46.1% in the six months ended July 2, 2006 compared to 47.3% in the six months ended July 3, 2005 primarily attributable to increased production volumes. In our neurovascular segment, cost of goods sold as a percent of sales decreased to 24.1% in the six months ended July 2, 2006 compared to 33.9% in the six months ended July 3, 2005 due in part to the  consolidation of our neurovascular manufacturing operations into our Irvine, California facility during the second quarter of 2005.  Our increased production volumes and ongoing cost savings programs also contributed to the decrease.

Sales, general and administrative expense.  Sales, general and administrative expenses increased 14.8% to $73.7 million in the six months ended July 2, 2006 compared to $64.2 million in the six months ended July 3, 2005.  The increase was partially due to $4.1 million of charges incurred during the first six months of 2006 related to litigation and business development activities that represents a higher level than our historical level.  Higher selling expenses related to new product introductions and a $2.1 million increase in non-cash stock-based compensation costs also contributed to the increase in the six months ended July 2, 2006.

Research and development.  Research and development expense decreased 42.3% to $12.8 million in the six months ended July 2, 2006 compared to $22.2 million in the six months ended July 3, 2005.  This reduction was due to a $7.8 million decrease in clinical study expenses related to the completion of certain clinical trials in 2005, which was partially offset by increased spending on certain internal development efforts.

Amortization of intangible assets.  Amortization of intangible assets increased 63.8% to $8.5 million in the six months ended July 2, 2006 compared to $5.2 million in the six months ended July 3, 2005 primarily due to increases in intangible assets recorded as part of the May 2005 contribution of MTI shares and due to our acquisition of the remaining minority shares of MTI in January 2006.

Acquired in-process research and development.  During the six months ended July 2, 2006, we incurred a charge of $1.8 million for acquired in-process research and development as a result of our acquisition of the outstanding shares of MTI that we did not already own.  We incurred a charge of $868 thousand for acquired in-process research and development during the six months ended July 3, 2005 related to the May 2005 contribution of MTI shares.

Gain on sale of investments, net.  Gain on sale of investments, net was $1.1 million in the six months ended July 2, 2006. We received a final $910 thousand milestone payment related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. and a $153 thousand milestone payment related to the 2005 sale of our investment in Genyx Medical, Inc..  Gain on sale of investments, net was $4.6 million in the six months ended July 3, 2005 related to earlier milestone payments received from the sale of our investments in Genyx Medical, Inc. and Enteric Medical Technologies, Inc.

Interest (income) expense, net.  Net interest income, was $1.2 million in the six months ended July 2, 2006 compared to net interest expense of $11.8 million in the six months ended July 3, 2005.   A portion of the proceeds from our initial public offering in June 2005 were invested in short-term, investment-grade, interest-bearing securities contributing interest income during the full six months ended July 2, 2006 versus only a portion of the six months ended July 3, 2005 .  We also used a portion of the proceeds to reduce our financing balance to zero resulting in the reduction of interest expense.

Other (income) expense, net.  Other income was $1.4 million in the six months ended July 2, 2006 compared to other expense of $2.9 million in the six months ended July 3, 2005.  The other (income) expense in the six months ended July 2, 2006 and July 3, 2005 was primarily due to foreign exchange gains and losses.

Income tax expense(benefit).  We incurred modest levels of income tax in the six months ended July 2, 2006 and modest levels of income tax benefit in the six months ended July 3, 2005 related to certain European sales offices.  We recorded no provision for U.S. income taxes in either the six months ended July 2, 2006 or July 3, 2005 due to our history of operating losses.

Accretion of preferred membership units to redemption value.  Accretion of preferred membership units to redemption value was recorded up to the date of our initial public offering in June 2005 at which time all preferred units were converted into common shares.

Liquidity and Capital Resources

Balance Sheet Data	July 2, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$28,783	$69,592
Short-term investments	18,450	12,000
Total current assets	127,118	151,675
Total assets	350,826	296,828
Total current liabilities	37,228	37,671
Total liabilities	37,843	38,523
Total stockholders’ equity	312,983	245,455

Financing history.  We have generated significant operating losses since our inception.  These operating losses, including cumulative non-cash charges for acquired in-process research and development of $128.7 million, have resulted in an accumulated deficit of $597.5 million as of July 2, 2006. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses.  We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg Pincus and Vertical.  In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses.  We invested the remaining portion of the net proceeds in short-term, investment-grade, interest-bearing securities.  We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so.  See Part 2, Item 2 under the heading Use of Proceeds included within this report.

Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund current operations totaled approximately $47.2 million at July 2, 2006, a decrease of $34.4 million from December 31, 2005.  We expect our cash balances to continue to decrease as we use cash to fund our operations.

Credit facility.  On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., which we refer to as the “borrowers”, entered into a Loan and Security Agreement, which we refer to as the loan agreement,  with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  Pursuant to the terms of the Loan Agreement and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory.  Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million.  Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.   Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Amounts outstanding under the equipment line as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007.   As of July 2, 2006, we had no borrowings under the revolving line of credit or the equipment line.  However, on July 7, 2006, subsequent to the end of the second fiscal quarter, we borrowed $7.5 million under the equipment line for planned equipment purchases related to the expansion of our manufacturing capabilities.

Both the revolving line of credit and equipment financing are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries. The loan agreement requires the borrowers to maintain a specified liquidity ratio and a tangible net worth level.  The loan agreement imposes certain limitations on the borrowers, their subsidiaries and ev3, including without limitation, on their ability to: (i) transfer all or any part of their business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens with respect to any of their properties; (vi) pay dividends or make any other distribution on or purchase of, any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations.  The loan agreement requires us to maintain on deposit or invested with SVB or its affiliates the lesser of $15.0 million or 50% of our aggregate cash and cash equivalents.  The borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line.

The loan agreement contains customary events of default, including the failure to make required payments, the failure to comply wither certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the loan agreement may be accelerated.

We believe our cash, cash equivalents, short-term investments and funds available under our revolving credit facility will be sufficient to meet our liquidity requirements through at least the next 12 months.

Operating activities.  Cash used in operations during the six months ended July 2, 2006 was $31.4 million, reflecting primarily our net loss and increased working capital requirements during the period.  Our net loss included approximately $16.8 million of non-cash charges for depreciation and amortization, acquired in-process research and development and stock-based compensation expense.  We expect that operations will continue to use cash during the remainder of 2006.

Investing activities.  Cash used in investing activities during the six months ended July 2, 2006 was $13.5 million primarily due to the purchase of $6.8 million of short-term investments and the purchase of $7.4 million of property and equipment.  Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment.  We expect to continue to make investments in property and equipment and to incur approximately an additional $11.0 million in capital expenditures during the balance of 2006.

Financing activities.  Cash provided by financing activities was $3.8 million during the six months ended July 2, 2006, generated primarily from proceeds of stock option exercises.

Contractual cash obligations.  Our contractual cash obligations as of December 31, 2005 are set forth in our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes in our contractual cash obligations and commercial commitments since December 31, 2005, except for additional commitments of approximately $2.0 million and $1.5 million in the years ended December 31, 2006 and 2007, respectively, for financed insurance premiums as described in more detail in Note 12 to our consolidated financial statements included elsewhere in this report.

Other liquidity information.  The acquisition agreements relating to our purchase of MitraLife, Appriva Medical, Inc. and Dendron GmbH require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved.  The potential milestone payments total $25.0 million, $175.0 million and $15.0 million with respect to the MitraLife, Appriva and Dendron acquisitions, respectively, during the period of 2003 to 2009.  We do not believe it is likely that we will have obligations with respect to the MitraLife milestones in the future.  We have determined that the first milestone with respect to the Appriva agreement was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable.  On September 27, 2005, we announced that we had decided to discontinue the development and commercialization of our PLAATO device, which is the technology we acquired in the Appriva transaction.  Although we recently had obtained conditional approval from the FDA for an Investigational Device Exemption (“IDE”) clinical trial for the PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at such time.  We continue to keep all of our options open with regard to the future of the PLAATO technology, which may include a sale or licensing of the technology to third parties.  Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met.  Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004.  In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter of 2005.  We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008.  Any such final payment would be due in the year following the year of target achievement.

Our future liquidity and capital requirements will be influenced by numerous factors, including extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace competing technologies, market and regulatory developments, and the future course of intellectual property litigation.  We believe that the resources generated from our initial public offering, together with funds available under our revolving credit facility, are sufficient to meet our liquidity requirements through at least the next 12 months. In the event that we require additional working capital to fund future operations and any future acquisitions, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors or sell additional shares of stock or other equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders.  If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.  From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio.  See Note 4 and Note 12 to our consolidated financial statements included elsewhere in this report.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which requires that four basic criteria must be met before sales can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and (4) collectibility is reasonably assured.  These criteria are met at the time of shipment when risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. Sales from consignment arrangements are recognized upon written acknowledgement that the product has been used by the customer indicating that a sale is complete.  Our terms of sale for regular sales are typically FOB shipping point, net 30 days.  Regular sales include orders from customers for replacement of customer stock, replenishment of consignment product used by customers, orders for a scheduled case/surgery and stocking orders.

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

Stock-Based Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and other equity incentive awards. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, risk-free interest rate and the forfeiture rate.

We estimate the expected term of options based upon our historical experience. We estimated expected stock price volatility based upon historical volatility of our common stock which is substantially equivalent to volatility rates as measured against a set of guideline companies.  The guideline companies consist of public and recently public medical technology companies.  The risk-free interest rate was determined using U.S. Treasury rates appropriate for the expected term. Dividend yield is estimated to be zero as we have never paid dividends and have no plans of doing so in the future.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based compensation is amortized on a straight-line basis over the respective requisite service periods, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current period and could materially affect our results of operations. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based awards in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models.

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

Our accounts receivable balance was $36.0 million and $28.5 million, net of accounts receivable allowances, comprised of both allowances for doubtful accounts and sales returns, of $3.7 million and $3.6 million at July 2, 2006 and December 31, 2005, respectively.

Excess and Obsolete Inventory

We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical turnover and assumptions about future demand for our products and market conditions.  Our industry is characterized by regular new product development, and as such, our inventory is at risk of obsolescence following the introduction and development of new or enhanced products.  Our estimate and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis.  The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.  Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.  Our reserve for excess and obsolete inventory was $4.3 million and $4.0 million at July 2, 2006 and December 31, 2005, respectively.

Valuation of Acquired In-Process Research and Development, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by U.S. GAAP.  In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use.  Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates that may change over time.  During the six months ended July 2, 2006, we recorded an in-process research and development charge of $1.8 million related to the January 6, 2006 acquisition of the remaining minority interest in MTI.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in-process research and development, of the acquired businesses.  Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists.  The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $149.1 million and $94.5 million at July 2, 2006 and December 31, 2005, respectively.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from 5 to 10 years.  We review these intangible assets for impairment annually during our fourth fiscal quarter or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable.  Other intangible assets, net of accumulated amortization, were $45.7 million and $26.2 million at July 2, 2006 and December 31, 2005, respectively.

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.  We have recorded a full valuation allowance on our net deferred tax asset as of July 2, 2006.

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

Prior to January 1, 2006 and since the beginning of 2003, we accounted for share-based awards under the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” using the modified prospective method of adoption described in SFAS 148.  We used the minimum value pricing model for measuring the fair value of our options granted through the first quarter 2005, which does not take into consideration volatility. In accordance with SFAS 123, subsequent to April 5, 2005, the date of our initial filing of the registration statement relating to our initial public offering with the Securities and Exchange Commission, we used the Black-Scholes method, including an estimated volatility assumption, to estimate the fair value of all option grants. Expense previously recognized related to options that were cancelled or forfeited prior to vesting was reversed in the period of the cancellation or forfeiture, as allowed under SFAS 123.

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

•                  Failure to retain senior management or replace lost senior management;

•                  Ineffectiveness of our internal controls;

•                  Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank;

•                  Delays in product introduction;

•                  Loss of customers;

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

•                  Increases in prices for raw materials;

•                  Conflicts of interests due to our ownership structure;

•                  Employee slowdowns, strikes or similar actions;

•                  Adverse changes in applicable laws or regulations;

•                  Changes in generally accepted accounting principles; or

•                  Conditions and changes in medical device industry or in general economic and business conditions.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I — Item 1A.  Risk Factors” on pages 36 through 57 of such report and “Part II — Item 1A. Risk Factors” included elsewhere in this report.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations.  We may enter into derivatives or other financial instruments for trading or speculative purposes; however, our policy is to only enter into contracts that can be designated as normal purchases or sales.

Interest Rate Risk

Borrowings under our revolving line of credit bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates.  As of July 2, 2006, we had no borrowings under our revolving line of credit or the equipment line; however, on July 7, 2006, subsequent to the end of our second fiscal quarter, we borrowed $7.5 million under the equipment line.  Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $70 thousand on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  In the three and six months ended July 2, 2006, approximately 29.5% and 30.5%, respectively, of our net sales were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future.  Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure.  However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase.  In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect.  If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 70.0% and 71.1% of our net sales denominated in foreign currencies in the three and six months ended July 2, 2006, respectively, were derived from European Union countries and were denominated in the Euro.  Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen.  Our principal exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen.  Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements.  We recorded a $1.3 million and $1.4 million foreign currency transaction gain in the three and six months ended July 2, 2006, respectively, compared to a $1.9 million and $3.1 million foreign currency transaction loss in the three and six months ended July 3, 2005, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars.  We do not currently hedge our exposure to foreign currency exchange rate fluctuations.  We may, however, hedge such exposure to foreign currency exchange rates in the future.

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

Management has taken steps to remediate the material weakness in our internal control over financial reporting relating to the presentation of our cash flows. These steps include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows in accordance with generally accepted accounting principles. As a result of these measures and based upon our evaluation of the performance of these controls through the first two quarters of fiscal year 2006, we have concluded that the material weakness that existed in our internal control over financial reporting relating to the presentation of our cash flows as of December 31, 2005 has been fully remediated as of July 2, 2006.

Except as described above, there was no change in our internal control over financial reporting that occurred during our quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

A description of our legal proceedings in Note 12 of our consolidated financial statements included within this report is incorporated herein by reference.

ITEM 1A.                    RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I — Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results.  Except for the remediation of the material weakness described under the heading “Part I — Item 4. Controls and Procedures” and the additional risk factors set forth below, there has been no material change in those risk factors.

The restrictive covenants in our loan agreement could limit our ability to conduct our business and respond to changing economic and business conditions and may place us at a competitive disadvantage relative to other companies that are subject to fewer restrictions.

Our loan and security agreement with Silicon Valley Bank requires our compliance with a liquidity ratio and minimum tangible net worth level. Our failure to comply with these financial covenants could adversely affect our financial condition. Our loan agreement also contains a number of limitations that limit our ability and the ability of certain of our subsidiaries to, among other things:

•                  transfer all or any part of our business or properties;

•                  permit or suffer a change in control;

•                  merge or consolidate, or acquire all or substantially all of the capital stock or property of another company;

•                  engage in new business;

•                  incur additional indebtedness or liens with respect to any of their properties;

•                  pay dividends or make any other distribution on or purchase of, any of their capital stock;

•                  make investments in other companies; or

•                  engage in related party transactions,

subject in each case to certain exceptions and limitations. These restrictive covenants could limit our ability, and that of certain of our subsidiaries, to obtain future financing, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. The financial and restrictive covenants contained in the loan agreement could also adversely affect our ability to respond to changing economic and business conditions and place us at a competitive disadvantage relative to other companies that may be subject to fewer restrictions. Transactions that we may view as important opportunities, such as certain acquisitions, may be subject to the consent of Silicon Valley Bank, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

We cannot assure you that we will be able to comply with all of these restrictions and covenants at all times, especially the financial covenants. Our ability to comply with these restrictions and covenants depends on the success of our business and our operating results and may also be affected by events beyond our control.  A breach of any of the restrictions and covenants in our loan agreement by us or certain of our subsidiaries could lead to an event of default under the terms of the credit agreement, notwithstanding our ability to meet our debt service obligations thereunder. Upon the occurrence of an event of default under our loan agreement, Silicon Valley Bank has available a range of remedies customary in these circumstances, including declaring all such debt, together with accrued and unpaid interest thereon, to be due and payable, foreclosing on the assets securing the loan agreement and/or ceasing to provide additional revolving loans or letters of credit, which could have a material adverse effect on us. Although it is possible we could negotiate a waiver with our lenders of an event of default, such a waiver would likely involve significant costs.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended July 2, 2006, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

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

After deduction of offering expenses, we received net proceeds of approximately $154.9 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option.  As of July 2, 2006, the proceeds from our initial public offering and available cash were used as follows:  $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on the demand notes, $81.3 million for general corporate purposes and the remaining net proceeds were invested in short-term, investment-grade, interest bearing securities.  We cannot predict whether the proceeds will yield a favorable return.  Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg Pincus, which is our majority stockholder, and Vertical, which is one of our stockholders, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.

We expect to use the remaining $37.1 million in net proceeds from our initial public offering for general corporate purposes.  Our management has broad discretion as to the use of the net proceeds.  We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business.  As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by or on behalf of ev3 or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of our common stock during the three months ended July 2, 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month # 1 (April 3, 2006 – May 2, 2006)	0		N/A	N/A	N/A
Month # 2 (May 3, 2006 – June 2, 2006)	3,280	(2)	$13.84	N/A	N/A
Month # 3 June 3, 2006 – July 2, 2006)	5,988	(2)	$14.00	N/A	N/A
Total:	9,268	(2)	$13.90	N/A	N/A

(1)          Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than an indefinite number of shares in connection with the cashless exercise of outstanding stock options and the surrender of shares of common stock upon the issuance or vesting of stock grants to satisfy any required withholding or employment-related tax obligations.

(2)          Consists of shares repurchased from employees in connection with the required payment of withholding or employment-related tax obligations due in connection with the issuance of unrestricted stock awards.

Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended July 2, 2006.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   Our Annual Meeting of Stockholders was held on May 9, 2006.

(b)   The results of the stockholder votes were as follows:

	For	Against/Withhold	Abstain	Broker Non-Votes
1. Election of Directors – for terms expiring at the2009 Annual Meeting of Stockholders
James M. Corbett	52,106,267	2,063,239	—	—
Thomas E. Timbie	52,197,183	1,972,323	—	—
2. Approval of ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	45,261,203	3,057,897	179,424	5,670,982
3. Approval of ev3 Inc. Employee Stock Purchase Plan	47,228,587	1,258,868	11,069	5,670,982
4. Ratification of Independent Registered Public Accounting Firm	54,104,432	53,690	11,384	—

John K. Bakewell, Richard B. Emmitt and Dale A. Spencer will continue to serve as directors of ev3 for terms expiring at our 2007 Annual Meeting of Stockholders.

Douglas W. Kohrs and Elizabeth H. Weatherman will continue to serve as directors of ev3 for terms expiring at our 2008 Annual Meeting of Stockholders.

ITEM 5.                             OTHER INFORMATION

Not applicable.

ITEM 6.                             EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1

ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2006
(File No. 000-51348))

10.2	ev3 LLC Amended and Restated 2003 Incentive Plan (Filed herewith)

10.3	ev3 Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.24 to ev3 Inc.’s

Exhibit No.	Description
Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51348))

10.4	Offer Letter dated April 3, 2006 by and between ev3 Inc. and Matthew Jenusaitis (Filed herewith)

10.5	Employment Agreement dated April 3, 2006 by and between ev3 Inc. and Matthew Jenusaitis (Filed herewith)

10.6	Change in Control Agreement dated April 3, 2006 by and between ev3 Inc. and Matthew Jenusaitis (Filed herewith)

10.7	Separation Agreement dated April 3, 2006 by and between ev3 Inc. and Thomas C. Wilder III, as amended (Filed herewith)

10.8	Loan and Security Agreement dated as of June 28, 2006 among Silicon Valley Bank, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 8, 2006	ev3 Inc.

	By:	/s/ James M. Corbett
James M. Corbett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2006 (File No. 000-51348)
10.2	ev3 LLC Amended and Restated 2003 Incentive Plan	Filed herewith
10.3	ev3 Inc. Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.24 to ev3 Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51348)
10.4	Offer Letter dated April 3, 2006 by and between ev3 Inc. and Matthew Jenusaitis	Filed herewith
10.5	Employment Agreement dated April 3, 2006 by and between ev3 Inc. and Matthew Jenusaitis	Filed herewith
10.6	Change in Control Agreement dated April 3, 2006 by and between ev3 Inc. and Matthew Jenusaitis	Filed herewith
10.7	Separation Agreement dated April 3, 2006 by and between ev3 Inc. and Thomas C. Wilder III, as amended	Filed herewith
10.8	Loan and Security Agreement dated as of June 28, 2006 among Silicon Valley Bank, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith