Form 10-Q
period 2006-10-01
ev3 Inc.
filed 2006-11-08
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006

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

As of November 1, 2006, there were 57,330,253 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.

FORM 10-Q

For the Quarterly Period Ended October 1, 2006

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

PART I:         FINANCIAL INFORMATION

ITEM I:          FINANCIAL STATEMENTS

ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	October 1, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$26,528	$69,592
Short-term investments	18,450	12,000
Accounts receivable, less allowance of $3,810 and $3,607, respectively	39,447	28,519
Inventories	36,925	32,987
Prepaid expenses and other assets	7,369	7,042
Other receivables	2,070	1,535
Total current assets	130,789	151,675
Restricted cash	2,205	3,102
Property and equipment, net	23,892	17,877
Goodwill	149,061	94,456
Other intangible assets, net	43,550	26,230
Other assets	2,271	3,488
Total assets	$351,768	$296,828

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,952	$11,716
Accrued compensation and benefits	15,165	14,612
Accrued liabilities	10,524	11,343
Current portion of long-term debt	1,607	—
Total current liabilities	39,248	37,671
Long-term debt	5,893	—
Other long-term liabilities	564	852
Total liabilities	45,705	38,523

Minority interest	—	12,850

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued and outstanding: 57,283,737 shares at October 1, 2006 and 49,350,647 at December 31, 2005	572	493
Additional paid in capital	915,471	807,032
Accumulated deficit	(609,998)	(562,207)
Accumulated other comprehensive income	18	137
Total stockholders’ equity	306,063	245,455
Total liabilities and stockholders’ equity	$351,768	$296,828

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net sales	$51,906	$33,500	$144,763	$92,722
Operating expenses:
Cost of goods sold (a)	17,666	13,590	52,333	38,484
Sales, general and administrative (a)	35,498	30,666	109,167	94,823
Research and development (a)	7,036	8,436	19,857	30,653
Amortization of intangible assets	4,483	2,674	13,008	7,877
Loss on sale of assets, net	18	40	142	204
Acquired in-process research and development	—	—	1,786	868
Total operating expenses	64,701	55,406	196,293	172,909
Loss from operations	(12,795)	(21,906)	(51,530)	(80,187)
Other (income) expense:
Gain on sale of investments, net	—	—	(1,063)	(4,611)
Interest (income) expense, net	(258)	(953)	(1,471)	10,833
Minority interest in loss of subsidiary	—	(486)	—	(1,212)
Other (income) expense, net	(152)	(8)	(1,533)	2,912
Loss before income taxes	(12,385)	(20,459)	(47,463)	(88,109)
Income tax expense (benefit)	82	(2)	328	(61)
Net loss	(12,467)	(20,457)	(47,791)	(88,048)
Accretion of preferred membership units to redemption value	—	—	—	12,061
Net loss attributable to common holders	$(12,467)	$(20,457)	$(47,791)	$(100,109)
Net loss per common share (basic and diluted) (b)	$(0.22)	(0.42)	$(0.85)	(4.99)
Weighted average common shares outstanding (b)	57,032,677	49,099,357	56,556,305	20,069,139

(a) Includes stock-based compensation charges of:

Cost of goods sold	$127	$198	$496	$445
Sales, general and administrative	1,389	859	4,554	1,904
Research and development	151	295	523	729
	$1,667	$1,352	$5,573	$3,078

(b)         Net loss per common share attributable to common holders and the weighted average common shares outstanding reflect the June 21, 2005 one-for-six reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

(unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Operating activities
Net loss	$(47,791)	$(88,048)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17,024	10,790
Provision for bad debts and sales returns	414	393
Provision for inventory obsolescence	2,647	1,775
Acquired in-process research and development	1,786	868
Loss on disposal of assets	142	217
Gain on sale of investments	(1,063)	(4,611)
Stock compensation expense	5,573	3,078
Amortization of debt issuance costs	7	—
Minority interest in loss of subsidiary	—	(1,212)
Change in operating assets and liabilities:
Accounts receivable	(11,358)	(5,854)
Inventories	(5,930)	(11,318)
Prepaids and other assets	(261)	2,474
Accounts payable	77	3,012
Accrued expenses and other liabilities	(1,951)	1,984
Accrued interest on notes payable	—	(24,319)
Net cash used in operating activities	(40,684)	(110,771)
Investing activities
Purchase of short-term investments	(6,750)	(12,000)
Proceeds from sale of short-term investments	300	—
Purchase of property and equipment	(10,168)	(9,913)
Purchase of patents and licenses	(2,822)	(1,150)
Proceeds from sale of property and equipment	69	8
Proceeds from sale of minority investment	1,063	4,611
Acquisitions, net of cash acquired	(70)	(1,626)
Change in restricted cash	921	(527)
Other	—	830
Net cash used in investing activities	(17,457)	(19,767)
Financing activities
Proceeds from issuance of debt	7,500	49,100
Debt issuance costs	(113)	—
Payments on capital lease obligations	(91)	—
Proceeds from exercise of stock options	7,636	931
Proceeds from issuance of subsidiary stock to minority shareholders	—	294
Proceeds from initial public offering	—	154,946
Other	(129)	—
Net cash provided by financing activities	14,803	205,271
Effect of exchange rate changes on cash	274	(102)
Net (decrease) increase in cash and cash equivalents	(43,064)	74,631
Cash and cash equivalents, beginning of period	69,592	20,131
Cash and cash equivalents, end of period	$26,528	$94,762

Supplemental non-cash disclosure:
Net assets acquired in conjunction with MTI step acquisition (see Note 6)	$95,438	$7,536
Financed insurance policies (see Note 16)	$3,500	—
Contribution of demand notes payable upon initial public offering	—	$324,230
Preferred membership units converted to common stock upon initial public offering	—	$266,089

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Description of Business

ev3 Inc. (“we,” “our” or “us”) is a global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders.  We develop, manufacture and/or market a wide range of products that include stents, embolic protection devices, thrombectomy devices, balloon angioplasty catheters, foreign object retrieval devices, guidewires, embolic coils, liquid embolics, microcatheters and occlusion balloon systems.  We market our products in the United States, Europe and Canada through a direct sales force, and in certain other international markets through distributors.

2.                 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for any interim period may not be indicative of results for the full year.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

We were formed as ev3 LLC in September 2003 to hold the ownership interests of two companies: ev3 Endovascular, Inc. (“Endovascular”) and Micro Investment, LLC (“MII”), a holding company that owned a controlling interest in Micro Therapeutics, Inc. (“MTI”) at the time of formation.    At the time of ev3 LLC’s formation, MTI was a publicly traded operating company. ev3 LLC’s majority equity holder, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), owned a majority, controlling interest in both Endovascular and MII at the time of ev3 LLC’s formation. In accordance with Financial Accounting Standards Board Statement (“SFAS”) 141, “Business Combinations” and Financial Technical Bulletin (“FTB”) 85-5, “Issues related to Accounting for Business Combinations”, ev3 LLC accounted for the transaction as a combination of entities under common control. The combination was accounted for on a historical cost basis as the ownership interests in the combining companies were substantially the same before and after the transaction. On January 28, 2005, we were formed as a subsidiary of ev3 LLC. Immediately prior to the consummation of our initial public offering on June 21, 2005, ev3 LLC was merged with and into us, and we became the holding company for all of ev3 LLC’s subsidiaries. These consolidated financial statements present the combined operations of ev3 LLC for the period from September 1, 2003 until the merger on June 21, 2005, and our consolidated operations thereafter.

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

At December 31, 2005, there was a minority interest of approximately 30% in MTI. As described in Note 6, on January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of MII with and into MTI.

MTI was the surviving entity and, as a result of this merger, became our wholly owned subsidiary.  MTI is now known as ev3 Neurovascular.    All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”.  This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  During first quarter 2006, we began production of a new product line.  We incurred approximately $300 thousand of abnormal scrap related to this new product line in the three months ended April 2, 2006, which was required to be charged to expense in that period and is included in our reported cost of goods sold for the nine months ended October 1, 2006.

We operate on a manufacturing calendar with our fiscal year ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Accordingly, the third fiscal quarters of 2006 and 2005 ended on October 1 and October 2, respectively.

3.                 Stock-Based Compensation

We have several stock-based compensation plans under which stock options and other equity incentive awards have been granted.  Under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights.  The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant.  Subject to adjustment as provided in the plan, 6,000,000 shares of our common stock are available for issuance under the plan.  During the nine months ended October 1, 2006, multiple grants of restricted stock totaling 22,500 shares, grants of unrestricted stock totaling 28,341 shares and options to purchase an aggregate of 1,161,600 shares of our common stock were issued under the plan.

Options, other than those granted to outside consultants, generally vest over a four-year period and expire within a period of not more than ten years from the date of grant. Vested options generally expire 90 days after termination of employment. Options granted to outside consultants generally vest over the term of their consulting contract and generally expire 90 days after termination of the consulting relationship. The exercise price per share for each option is set by the board of directors or the compensation committee at the time of grant and pursuant to the terms of the plan may not be less than the fair market value per share on the grant date.

Upon consummation of our initial public offering, the ev3 LLC 2003 Incentive Plan was terminated with respect to options available for grant that were not granted prior to the offering.  Prior to our January 6, 2006 acquisition of the remaining outstanding shares of MTI that we did not already own, MTI had a 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan and a 1996 Stock Incentive Plan.  As a result of the merger of MII with and into MTI, the outstanding options issued under these MTI plans were converted into options to purchase an aggregate of 2,449,905 shares of our common stock.  MTI also had an Employee Stock Purchase Plan, which was terminated effective December 31, 2005 (See Note 6).

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method.  SFAS 123(R) requires companies to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.  Compensation cost under SFAS 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period.  In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs,

instead of accounting for forfeitures as incurred, which was our previous method.    All of our options previously awarded were classified as equity instruments and continue to maintain their equity classification under SFAS 123(R).

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

The fair value of options are estimated at the date of grant using the Black-Scholes option pricing model with the assumptions listed below.  Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term.  Expected volatility and forfeiture rates are based on a combination of historical factors related to our common stock since our June 2005 initial public offering and the volatility rates of a set of guideline companies.  The guideline companies consist of public and recently public medical technology companies.  Dividend yield is zero as we do not expect to declare any dividends in the foreseeable future.  The expected term is based on the weighted average time between grant and employee exercise.  The fair value of stock granted to employees is based upon the closing market value of our common stock on the date of grant.

	October 1, 2006	October 2, 2005	October 2, 2005
Three Months Ended	ev3 Inc.	ev3 Inc.	MTI
Risk free interest rate	5.0%	4.0%	3.9%
Forfeiture rate	4.5%	—	—
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	49.1%	50.0%	45.9%
Expected option term	4 years	4 years	4 years

	October 1, 2006	October 2, 2005	October 2, 2005
Nine Months Ended	ev3 Inc.	ev3 Inc.	MTI
Risk free interest rate	4.5%	3.8%	3.9%
Forfeiture rate	4.5%	—	—
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.3%	50.0%	55.8%
Expected option term	4 years	4 years	4 years

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

As of October 1, 2006, the total compensation cost for nonvested options not yet recognized in our statements of operations was $16.1 million, net of estimated forfeitures.  This amount is expected to be recognized over a weighted average period of 2.5 years.

A summary of activity for all plans (dollars in thousands, except per share amounts) during the nine months ended October 1, 2006 is as follows:

	Awarded Shares Outstanding	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2006	3,823,309	$11.41
MTI options converted to ev3 options as a result of the merger	2,449,905	$9.75
Granted:
Restricted stock	22,500	—
Unrestricted stock grant, net of shares repurchased	19,073	—
Options to purchase common stock (1)	1,161,600	$16.12
Exercised	(918,351)	$8.32
Cancelled/forfeited	(736,491)	$11.88
Balance at October 1, 2006	5,821,545	$12.18	$28,470

Options exercisable at April 2, 2006	2,739,238	$10.10	$21,818
Options exercisable at July 2, 2006	2,915,697	$10.49	$14,421
Options exercisable at October 1, 2006	2,701,263	$10.96	$17,620

(1)             The weighted average fair value for options granted at market was $7.10.

As of October 1, 2006, we had 207,500 shares of restricted stock outstanding.  The value of these shares of restricted stock was measured at the closing market price of our common stock on the grant date.  The unamortized compensation expense for these awards was $2.5 million as of October 1, 2006, which will be recognized over the remaining weighted average vesting period of approximately 3.1 years.

During the nine months ended October 1, 2006, we issued an aggregate of 28,341 shares of stock to key employees in the form of unrestricted stock grants.  Of the 28,341 shares of common stock issued to these employees as stock grants, we immediately repurchased an aggregate of 9,268 shares to pay the employees’ withholding or employment-related tax obligations due in connection with the issuance of the stock grants.  The value of these stock grants was measured at the closing market price of our common stock on the date of grant.  The resulting compensation expense of $393 thousand was recorded during the second quarter 2006.

The intrinsic value of a stock option award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award.  The total intrinsic value of options exercised was $3.8 million and $7.1 million during the three and nine months ended October 1, 2006, respectively, and $339 thousand and $780 thousand during the three and nine months ended October 2, 2005, respectively.

For options outstanding and exercisable at October 1, 2006, the exercise price ranges and average remaining lives were as follows:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Outstanding	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price Per Share
$0.36-$8.81	900,676	$7.04	7.1 years	588,441	$6.58
$8.82	1,424,274	$8.82	7.2 years	1,013,650	$8.82
$8.94-$14.70	2,066,249	$13.55	8.3 years	809,103	$13.19
$14.93-$17.01	794,793	$16.13	8.7 years	93,589	$15.87
$17.06-$229.02	408,980	$20.52	6.1 years	196,480	$23.63
	5,594,972	$12.18	7.7 years	2,701,263	$10.96

During 2000 and 2001, Warburg Pincus and certain of our employees and directors entered into loan agreements in order for certain employees and directors to buy ownership interests in us. These outstanding loans are considered to be a part of a stock compensation arrangement. Modifications are measured for compensation expense. Additional compensation expense, if any, is recognized over the remaining life of the loan and is immaterial for the nine months ended October 1, 2006. The total outstanding principal balance and accrued interest on the notes held by Warburg Pincus and issued by certain of our employees and directors at October 1, 2006 and December 31, 2005 was an aggregate of $4.9 million and $5.2 million, respectively.

4.                 New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us on January 1, 2007. We have not yet determined the impact, if any, that the implementation of FIN 48 will have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”.  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in 2008; however, early adoption is permitted.  We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  We do not expect the adoption of this standard to have any impact on our consolidated financial statements.

5.                 Liquidity and Capital Resources

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

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  Pursuant to the terms of the Loan Agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory.  Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million.  Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Amounts outstanding under the equipment line as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007.  As of October 1, 2006, we had $7.5 million in outstanding borrowings under the equipment line and no outstanding borrowings under the revolving line of credit; however, we had  approximately $1 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $29 million.

Both the revolving line of credit and equipment financing are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries. The Loan Agreement requires the Borrowers to maintain a specified liquidity ratio and a tangible net worth level.  The Loan Agreement imposes certain limitations on the Borrowers, their subsidiaries and ev3 Inc., including without limitation, on their ability to: (i) transfer all or any part of their business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens with respect to any of their properties; (vi) pay dividends or make any other distribution on or purchase of, any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations.  The Loan Agreement requires us to maintain on deposit or invested with SVB or its affiliates the lesser of $15.0 million or 50% of our aggregate cash and cash equivalents.  The Borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line of credit.

The Loan Agreement contains customary loan covenants and events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement may be accelerated.  As of October 1, 2006, we were in compliance with all loan covenants under the Loan Agreement.

Our future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and the acceptance of our products in the marketplace.  We believe that our current resources, together with funds available under our revolving line of credit, are sufficient to cover our liquidity requirements through at least the next twelve months.  However, there is no assurance that additional funding will not be needed. Further, if additional funding were needed, there is no assurance that such funding will be available to us or our subsidiaries on acceptable terms, or at all.  If we require additional working capital but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

The following summarizes the changes in stockholders’ equity (dollars in thousands) since December 31, 2005:

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2005	49,350,647	$493	$807,032	$(562,207)	$137	$245,455
Compensation expense on options and restricted stock	—	—	5,180	—	—	5,180
Exercise of options	916,663	9	7,627	—	—	7,636
MTI acquisition	6,997,354	70	95,368	—	—	95,438
Unrestricted stock grants	28,341	—	393	—	—	393
Shares repurchased	(9,268)	—	(129)	—	—	(129)
Comprehensive (loss):
Net loss				(47,791)	—	(47,791)
Cumulative translation adjustment				—	(119)	(119)
Comprehensive (loss)	—	—	—	(47,791)	(119)	(47,910)
Balance October 1, 2006	57,283,737	$572	$915,471	$(609,998)	$18	$306,063

6.                 MTI Step Acquisition

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

The following table presents the purchase price for the acquisition (in thousands) on January 6, 2006:

2006
Fair value of shares/options issued	$95,438
Interest acquired in historical book value of MTI	(12,850)
Excess purchase price over historical book values	$82,588

The following summarizes the allocation of the excess purchase price over historical book values (in thousands) arising from the acquisition:

2006
Inventory	$668
Developed technology	15,548
Customer relationships	9,964
Trademarks and tradenames	2,029
Acquired in-process research and development	1,786
Goodwill	54,605
Accrued liabilities	(2,012)
Total	$82,588

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

7.                    Short-Term Investments

Short-term investments consist of debt securities, which have investment grade credit ratings.  The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date.  The short-term investments consist of floating rate taxable municipal bonds with maturities from 2019 to 2036.  We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par.  As of October 1, 2006, our cost approximated fair value related to these investments.

8.                 Inventories

Inventory consists of the following (in thousands):

	October 1, 2006	December 31, 2005
Raw materials	$6,302	$5,823
Work in-progress	2,510	1,944
Finished goods	32,644	29,195
	41,456	36,962
Inventory reserve	(4,531)	(3,975)
Inventory, net	$36,925	$32,987

9.                 Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	October 1, 2006	December 31, 2005
Machinery and equipment	$18,600	$14,222
Office furniture and equipment	11,123	10,669
Leasehold improvements	8,547	6,596
Construction in progress	3,622	2,916
	41,892	34,403
Less:
Accumulated depreciation and amortization	(18,000)	(16,526)
Property and equipment, net	$23,892	$17,877

Total depreciation expense for property and equipment was $1.4 million and $4.0 million for the three and nine months ended October 1, 2006, respectively, and $776 thousand and $2.9 million for the three and nine months ended October 2, 2005, respectively.

10.          Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the nine months ended October 1, 2006 were as follows (in thousands):

	Cardio Peripheral	Neurovascular	Total
Balance as of January 1, 2006	$71,307	$23,149	$94,456
Goodwill related to acquisition of MTI common stock	—	54,605	54,605
Balance as of October 1, 2006	$71,307	$77,754	$149,061

Other intangible assets consist of the following (in thousands):

	Weighted	October 1, 2006			December 31, 2005
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	5.0	$10,885	$(3,763)	$7,122	$8,390	$(3,300)	$5,090
Developed technology	6.0	63,616	(37,759)	25,857	48,068	(29,951)	18,117
Trademarks and tradenames	7.0	5,122	(2,406)	2,716	3,093	(1,721)	1,372
Customer relationships	5.0	16,094	(8,239)	7,855	6,131	(4,480)	1,651
Other intangible assets		$95,717	$(52,167)	$43,550	$65,682	$(39,452)	$26,230

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

Total amortization of other intangible assets was $4.5 million and $13.0 million for the three and nine months ended October 1, 2006, respectively, and $2.7 million and $7.9 million for the three and nine months ended October 2, 2005, respectively.  The estimated amortization expense (inclusive of amortization expense already recorded for the nine months ended October 1, 2006) for the next five years ending December 31 is as follows (in thousands):

2006	$17,022
2007	11,265
2008	7,681
2009	4,951
2010	3,811

11.          Investments

We had a licensing agreement and an approximate 14% interest in Genyx Medical, Inc. (“Genyx”).  The carrying value of our investment in Genyx was fully written off and reduced to $0 as of December 31, 2004, and we had no obligation to fund Genyx’s operations.  In January 2005, we sold our interest in Genyx and recorded a gain of $3.7 million.  During the second quarter 2006, we received a $153 thousand milestone payment related to the sale of our investment in Genyx.  During the second quarter 2006, we also received a milestone payment of $910 thousand related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. (“Enteric”). This is the final milestone payment related to the sale of our investment in Enteric. During the second quarter 2005, we received an $878 thousand milestone payment related to the 2002 sale of our investment in Enteric.

12.          Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 1, 2006	December 31, 2005
Accrued professional services	$3,169	$1,043
Financed insurance policies	1,163	368
Accrued clinical studies	411	3,633
Office closure	378	391
Accrued other	5,403	5,908
Total accrued liabilities	$10,524	$11,343

13.          Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 1, 2006	December 31, 2005
Equipment term loan	$7,500	$—
Less: current portion	(1,607)	—
Total long-term debt	$5,893	$—

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement, with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.   Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Amounts outstanding under the equipment line as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007 (See Note 5).

Annual maturities of our long-term debt at October 1, 2006 are as follows (in thousands):

2007	$2,143
2008	2,143
2009	2,143
2010	1,071
Total	$7,500

14.          Interest (Income) Expense

Interest (income) expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Interest expense	$354	$20	$455	$12,211
Interest (income)	(612)	(973)	(1,926)	(1,378)

Total interest (income) expense, net	$(258)	$(953)	$(1,471)	$10,833

15.          Other Comprehensive Income (Loss)

The following table provides a reconciliation of net loss to comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net loss	$(12,467)	$(20,457)	$(47,791)	$(88,048)
Gain on change in ownership % of MTI	—	2	—	151
Changes in foreign currency translation	136	111	(119)	1,524

Total comprehensive income (loss)	$(12,331)	$(20,344)	$(47,910)	$(86,373)

16.          Commitments and Contingencies

Letters of Credit

As of October 1, 2006, we had $2.6 million of outstanding letters of credit, which were collateralized by $1.8 million of restricted cash.

Financed Insurance Policies

We routinely enter into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies.  In the three months ended July 2, 2006, we entered into an agreement to finance $3.5 million in insurance-related premiums associated with the annual renewal of certain of our insurance policies.  The amount financed accrues interest at a 6.4% annual rate and is payable in monthly installments over an 11 month period.  During the third quarter 2006, we agreed to pay a portion of the insurance premiums directly to the carrier thereby reducing the amount financed by  $1.4 million.  The remaining outstanding balance under the agreement was $1.2 million and $368 thousand as of October 1, 2006 and December 31, 2005, respectively, and is included in accrued liabilities on our consolidated balance sheet.

Earn-Out Contingencies

Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron in September 2000, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement.

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

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI.  As of October 1, 2006, approximately $834 thousand was recorded in accrued liabilities in our consolidated financial statements included in this report.  Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that our Sapphire coils do infringe such patents.  The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid.  Pursuant to the court’s ruling, we have been enjoined by the patent holders from engaging in infringing activities related to our Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for our activities since September 27, 2002.  In February 2005, we received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.6 million as of October 1, 2006, with which we disagree.  Court hearings will be held regarding these claims and are currently scheduled for June 2007.  We have filed an appeal with the Dutch court, and believe that since the date of injunction in each separate country we are in compliance with the Dutch court’s injunction. On September 5, 2006, we received a letter from the patent holders’ counsel stating that, pursuant to a recent decision in the European Court dated July 13, 2006, they are no longer enforcing the injunction outside of The Netherlands.   A decision on the appeal is expected in the first half of  2007.  The patent holders have requested a delay in the hearing on claims damages until a decision on the appeal has been rendered. Because we believe that we have valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies”.  However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, we initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that our products did not infringe this patent.  The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above.  The patent holders counterclaimed for alleged infringement by us.  In February 2005, the court approved an interim settlement between the parties under which the patent holders were required to surrender such patent to the U.K. Comptroller of Patents, and to pay our costs associated with the legal action, including interest.  As a result, the patent was surrendered and we received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 thousand based on the dates of receipt), which we recorded as a reduction of litigation expense upon receipt of such funds during the first quarter 2005.  The parties initiated proceedings before a costs judge regarding payment by the patent holders of the remaining costs incurred by us in such litigation.  We have reached a final settlement with the patent holders and on October 31, 2006, subsequent to the end of our third fiscal quarter, received the final payment of £600 thousand (equivalent to approximately $1.1 million), which we recorded as a reduction of litigation expense in the fourth quarter 2006.  As a result of the settlement, we anticipate that we will no longer be involved in litigation on this matter in the United Kingdom, although no assurance can be given that no other litigation involving us may arise in the United Kingdom.

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

On March 30, 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents.  This action was brought in the United States District Court for the District of Minnesota.  Subsequently, we added counterclaims for infringement of three of our patents, Boston Scientific has added two patents into its claims, as well as a claim against us for misappropriation of trade secrets.  We intend to vigorously defend and prosecute respectively the claims in this action.  Because these matters are in early stages and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate.  The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million.  We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable.  On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met.  The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement.  We believe these allegations are without merit and intend to vigorously defend this action.  We filed a motion to dismiss the complaint, which the court granted in June 2006 on standing grounds.  The plaintiff filed a petition for reargument, which was denied on October 31, 2006. Prior to October 31, 2006, the plaintiff filed an appeal of the court’s dismissal ruling, which appeal was subsequently voluntarily dismissed by the plaintiff since it was procedurally premature in light of the previously filed petition for reargument.

On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc.  The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us.  The complaint alleges that Erik van der Burg and three unidentified institutional investors have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC.  The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable, and further alleges unspecified damages to be proven at trial.  The complaint alleges the following claims:  misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief.  We believe these allegations and claims are without merit and intend to vigorously defend this action.  We filed a motion to dismiss the complaint.    On August 24, 2006, the trial court converted our motion to dismiss into a motion for summary judgment, which motion was granted.  The trial court ruled that Appriva Shareholder Litigation Company, LLC did not have standing.  The trial court did not address the merits of the claims.  Appriva Shareholder Litigation Company, LLC has filed a notice of appeal of the trial court’s ruling.

Because both of these Appriva acquisition related matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution.  However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

On October 11, 2005, a purported stockholder class action lawsuit purportedly on behalf of MTI’s minority shareholders was filed in the Delaware Court of Chancery against MTI, MTI’s directors and us challenging our previously announced exchange offer with MTI.  The complaint alleged the then-proposed transaction constituted a breach of defendants’ fiduciary duties.  The complaint sought an injunction preventing the completion of the transaction with MTI or, if the transaction were to be completed, rescission of the transaction or rescissory damages, unspecified damages, costs and attorneys’ fees and expenses.  On January 6, 2006, we completed an acquisition of the publicly held shares of MTI through a merger transaction.  We believe this lawsuit is without merit and plan to defend it vigorously if the plaintiff decides to pursue it.  However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

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

The following is segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net sales
Cardio Peripheral:
Stents	$16,525	$9,913	$45,591	$25,792
Thrombectomy and embolic protection	5,750	2,949	15,429	9,410
Procedural support and other	$8,894	6,981	$26,062	20,690
Total Cardio Peripheral	$31,169	$19,843	$87,082	$55,892

Neurovascular:
Embolic products	10,177	6,220	26,972	14,417
Neuro access and delivery products	10,560	7,437	30,709	22,413
Total Neurovascular	$20,737	$13,657	$57,681	$36,830

Total net sales	$51,906	$33,500	$144,763	$92,722

Gross profit
Cardio Peripheral	$18,514	$10,343	$48,649	$29,344
Neurovascular	15,726	9,567	43,781	24,894
Total	$34,240	$19,910	$92,430	$54,238

Gross profit	$34,240	$19,910	$92,430	$54,238
Operating expense	47,035	41,816	143,960	134,425
Loss from operations	$(12,795)	$(21,906)	$(51,530)	$(80,187)

	October 1, 2006	December 31, 2005
Total assets
Cardio Peripheral	$227,913	$239,255
Neurovascular	123,855	57,573
Total	$351,768	$296,828

The following table presents net sales and long-lived assets by geographic area as of and for the three and nine months ended October 1, 2006 and October 2, 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Geographic Data
Net Sales
United States	$31,127	$19,081	$86,590	$49,141
International	20,779	14,419	58,173	43,581
Total net sales	$51,906	$33,500	$144,763	$92,722

	October 1, 2006	December 31, 2005
Long-lived Assets
United States	$23,258	$17,198
International	634	679
Total long-lived assets	$23,892	$17,877

18.          Net Loss Per Share

The following outstanding options were excluded from the computation of diluted net loss per share as they had an antidilutive effect.

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Options	5,594,972	3,470,407	5,594,972	3,470,407

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

Overview

We are a global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders.  Our broad product portfolio is focused on applications in each of the three sub-markets of the endovascular device market: the peripheral vascular, neurovascular and cardiovascular markets ..  We sell over 100 products consisting of over 1,000 SKUs in these markets.  From 2000 to 2002, our investor group acquired certain of the assets in our cardio peripheral division to build the foundation of our current peripheral and cardiovascular product portfolios.  During this period, our investor group also purchased certain neurovascular assets to expand our neurovascular product portfolio and, through a series of investments, obtained a controlling investment in Micro Therapeutics, Inc., or MTI.  MTI was previously our majority owned subsidiary, with the remaining shares being publicly held. In January 2006, we acquired the remaining shares of MTI’s common stock not owned by us, as a result of which MTI became our wholly owned subsidiary and is now known as ev3 Neurovascular.  We have dedicated significant capital and management effort to advance our acquired technologies and broaden our product lines in order to execute our strategies.

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

We have corporate infrastructure and direct sales capabilities in the United States, Canada and Europe and have established distribution relationships in other international markets.  Beginning October 1, 2006, we established a distribution arrangement with Medtronic International Trading Inc. — Japan Branch, a subsidiary of Medtronic, Inc., pursuant to which Medtronic distributes all of our products in Japan.  As a result of this new arrangement, we ceased our direct sales operations in Japan and our third quarter 2006 net sales included a $1.1 million stocking order placed by Medtronic.  Our corporate headquarters and our manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines are located in Plymouth, Minnesota.  Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California.  Outside of the United States, our primary office is in Paris, France.  During the three and nine months ended October 1, 2006, approximately 40.0% and 40.2% of our net sales, respectively, were generated outside of the United States, as a result of which we are sensitive to risks related to fluctuation in exchange rates and other risks associated with international operations, which could affect our business results.  Changes in foreign currency exchange rates had a positive impact of approximately $450 thousand on third quarter 2006 net sales compared to the third quarter 2005.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 215 representatives as of October 1, 2006 in the United States, Canada and Europe.  Our direct sales representatives accounted for approximately 86% and 88% of our net sales during each of the three and nine months ended October 1, 2006, respectively, with the balance generated by independent distributors.  In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system.  As a result, our costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $610.0 million at October 1, 2006. Consequently, we have financed our operations through debt and equity offerings.  We expect to continue to generate operating losses for at least the next twelve months.

Our cash, cash equivalents and short-term investments available to fund our current operations were $45.0 million at October 1, 2006.  We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses.  We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, which we refer to collectively as Warburg Pincus, and The Vertical Group L.P. and certain of its affiliates, which we refer to collectively as Vertical. In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses.  We invested the remaining portion of the net proceeds in short-term, investment-grade, interest bearing securities.  We have used these funds for general corporate purposes since our initial public offering, and expect to continue to do so.  We expect our cash balances to decrease as we continue to use cash to fund our operations.

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement with Silicon Valley Bank, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  As of October 1, 2006, we had $7.5 million in outstanding borrowings under the equipment line and no outstanding borrowings under the revolving line of credit; however, we had  approximately $1 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $29 million.

We believe our cash, cash equivalents, short-term investments and funds available under our revolving line of credit will be sufficient to meet our liquidity requirements through at least the next twelve months.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended			Nine Months Ended
Results of Operations:	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Net sales	$51,906	$33,500	54.9%	$144,763	$92,722	56.1%
Operating expenses:
Cost of goods sold (a)	17,666	13,590	30.0%	52,333	38,484	36.0%
Sales, general and administrative (a)	35,498	30,666	15.8%	109,167	94,823	15.1%
Research and development (a)	7,036	8,436	(16.6)%	19,857	30,653	(35.2)%
Amortization of intangible assets	4,483	2,674	67.7%	13,008	7,877	65.1%
Loss on sale of assets, net	18	40	(55.0)%	142	204	(30.4)%
Acquired in-process research and development	—	—	NM	1,786	868	105.8%
Total operating expenses	64,701	55,406	16.8%	196,293	172,909	13.5%
Loss from operations	(12,795)	(21,906)	(41.6)%	(51,530)	(80,187)	(35.7)%
Other (income) expense:
Gain on sale of investments, net	—	—	NM	(1,063)	(4,611)	(76.9)%
Interest (income) expense, net	(258)	(953)	(72.9)%	(1,471)	10,833	113.6%
Minority interest in loss of subsidiary	—	(486)	NM	—	(1,212)	NM
Other (income) expense, net	(152)	(8)	NM	(1,533)	2,912	NM
Loss before income taxes	(12,385)	(20,459)	(39.5)%	(47,463)	(88,109)	(46.1)%
Income tax expense (benefit)	82	(2)	NM	328	(61)	NM
Net loss	(12,467)	(20,457)	(39.1)%	(47,791)	(88,048)	(45.7)%
Accretion of preferred membership units to redemption value	—	—	NM	—	12,061	NM
Net loss attributable to common holders	$(12,467)	$(20,457)	(39.1)%	$(47,791)	$(100,109)	(52.3)%
Net loss per common share (basic and diluted) (b)	$(0.22)	$(0.42)		$(0.85)	$(4.99)
Weighted average common shares outstanding (b)	57,032,677	49,099,357		56,556,305	20,069,139

(a)          Includes stock-based compensation charges of:

Cost of goods sold	$127	$198	$496	$445
Sales, general and administrative	1,389	859	4,554	1,904
Research and development	151	295	523	729
	$1,667	$1,352	$5,573	$3,078

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

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended			Nine Months Ended
NET SALES BY SEGMENT:	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Cardio Peripheral:
Stents	$16,525	$9,913	66.7%	$45,591	$25,792	76.8%
Thrombectomy and embolic protection	5,750	2,949	95.0%	15,429	9,410	64.0%
Procedural support	8,894	6,981	27.4%	26,062	20,690	26.0%
Total Cardio Peripheral	$31,169	$19,843	57.1%	$87,082	$55,892	55.8%

Neurovascular:
Embolic products	10,177	6,220	63.6%	26,972	14,417	87.1%
Neuro access and delivery products	10,560	7,437	42.0%	30,709	22,413	37.0%
Total Neurovascular	$20,737	$13,657	51.8%	$57,681	$36,830	56.6%

Total	$51,906	$33,500	54.9%	$144,763	$92,722	56.1%

	Three Months Ended			Nine Months Ended
NET SALES BY GEOGRAPHY:	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
United States	$31,127	$19,081	63.1%	$86,590	$49,141	76.2%
International
Before foreign exchange impact	20,330	14,419	41.0%	58,880	43,581	35.1%
Foreign exchange impact	449	—	—	(707)	—	—
Total	20,779	14,419	44.1%	58,173	43,581	33.5%
Total	$51,906	$33,500	54.9%	$144,763	$92,722	56.1%

Comparison of the Three Months Ended October 1, 2006 to the Three Months Ended October 2, 2005

Net sales.  Net sales increased 54.9% to $51.9 million in the three months ended October 1, 2006 compared to $33.5 million in the three months ended October 2, 2005, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past 18 months.  Third quarter 2006 net sales also included $1.1 million related to the initial stocking order placed by our new distributor in Japan.

Net sales of cardio peripheral products.  Net sales of cardio peripheral products increased 57.1% to $31.2 million in the three months ended October 1, 2006 compared to $19.8 million in the three months ended October 2, 2005.  This sales growth was primarily the result of sales growth in our stent products and sales of our SpideRX Embolic Protection Device.  Net sales in our stent product line increased 66.7% to $16.5 million in the three months ended October 1, 2006 compared to $9.9 million in the three months ended October 2, 2005.  This increase is attributable to increased market penetration of the EverFlex, Protégé GPS, Primus and ParaMount Mini families of stents, partially offset by sales declines in older generation products.  Net sales of our thrombectomy and embolic protection devices increased 95.0% to $5.8 million in the three months ended October 1, 2006 compared to the same period in 2005, largely due to increased market penetration of the SpideRX internationally and the launch of SpideRX in the United States, partially offset by sales declines in older generation products.  Net sales of our procedural support and other products increased 27.4% to $8.9 million in the three months ended October 1, 2006 compared to $7.0 million in the three months ended October 2, 2005, largely due to the increased market penetration of PTA balloon catheters in the United States.  We expect cardio peripheral net sales to increase during the remainder of 2006 as a result of new product introductions and continued market penetration of products released during the past 18 months.

Net sales of neurovascular products.  Net sales of our neurovascular products increased 51.8% to $20.7 million in the three months ended October 1, 2006 compared to $13.7 million in the three months ended October 2, 2005, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 63.6% to $10.2 million in the three months ended October 1, 2006 compared to the same period in 2005, primarily due to increased market penetration of our Nexus coil and Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, partially offset by sales declines in older generation products.  Sales of our neuro access and delivery products increased 42.0% to $10.5 million in the three months ended October 1, 2006 compared to the same period in 2005, largely as a result of volume increases across virtually all product lines.

Net sales by geography.  Net sales in the United States increased 63.1% to $31.1 million in the three months ended October 1, 2006 compared to $19.1 million in the three months ended October 2, 2005. International net sales increased 44.1% to $20.8 million in the three months ended October 1, 2006 compared to $14.4 million in the three months ended October 2, 2005 and represented 40.0% and 43.0% of our total net sales during the three months ended October 1, 2006 and October 2, 2005, respectively.

Cost of goods sold.  As a percentage of net sales, cost of goods sold decreased to 34.0% of net sales in the three months ended October 1, 2006 compared to 40.6% of net sales in the three months ended October 2, 2005.  This decrease was primarily attributable to our continued growth in sales volume, ongoing investments in in-house manufacturing capabilities and cost savings achieved related to our implementation and use of lean manufacturing concepts.  In our cardio peripheral segment, cost of goods sold as a percent of net sales decreased to 40.6% in the three months ended October 1, 2006 compared to 47.9% in the three months ended October 2, 2005 primarily attributable to on-going investments in in-house manufacturing capabilities and increased sales volume.  In our neurovascular segment, cost of goods sold as a percent of net sales decreased to 24.2% in the three months ended October 1, 2006 compared to 30.0% in the three months ended October 2, 2005 due in part to the consolidation of our neurovascular manufacturing operations into our Irvine, California facility during the second quarter 2005.  Our increased production volumes and on-going cost savings programs also contributed to the decrease. We expect cost of goods sold as a percentage of net sales to show modest improvement during the remainder of 2006 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives, offset in part by anticipated conversion costs associated with new product launches occurring during 2006.

Sales, general and administrative expense.    Sales, general and administrative expenses increased 15.8% to $35.5 million in the three months ended October 1, 2006 compared to $30.7 million in the three months ended October 2, 2005.  The increase was partially due to higher selling expenses related to new product introductions, a $530 thousand increase in non-cash stock-based compensation costs and a $340 thousand increase in relocation related costs.  General and administrative expenses increased approximately $1.8 million.  Although sales, general and administrative expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 68.4% in the three months ended October 1, 2006 compared to 91.5% of net sales in the three months ended October 2, 2005.  We expect sales, general and administrative expenses, excluding litigation related charges, for the remaining quarter of 2006 to decline slightly as compared to third quarter 2006 driven in part by the savings we expect to realize from our reduced sales operation in Japan.

Research and development.  As a percentage of net sales, research and development expense decreased to 13.6% in the three months ended October 1, 2006 compared to 25.2% in the three months ended October 2, 2005.  This reduction was due to an increase in net sales and a decrease in clinical study expenses related to the completion of certain clinical trials in 2005, which was partially offset by increased spending on certain internal development efforts.  We expect research and development expense as a percentage of net sales to increase in the fourth quarter 2006 as compared to third quarter 2006.

Amortization of intangible assets.  Amortization of intangible assets increased 67.7% to $4.5 million in the three months ended October 1, 2006 compared to $2.7 million in the three months ended October 2, 2005 primarily due to increases in intangible assets recorded as part of our acquisition of the remaining minority shares of MTI in January 2006.   We expect amortization of intangible assets for the remaining quarter of 2006 to remain consistent with third quarter 2006 levels.

Interest (income) expense, net.  Net interest income was $258 thousand in the three months ended October 1, 2006 compared to $1.0 million in the three months ended October 2, 2005.  This decrease was due primarily to a reduction in our average cash equivalents and short-term investment balances in the third quarter 2006 as compared to the same period in 2005.    We also incurred interest charges on our outstanding borrowings under our equipment line of credit. See Note 14 in the notes to the consolidated financial statements included elsewhere in this report.

Other (income) expense, net.  Other income was $152 thousand in the three months ended October 1, 2006 compared to $8 thousand in the three months ended October 2, 2005.  The other (income) expense in the three months ended October 1, 2006 and October 2, 2005 was primarily due to foreign exchange gains and losses.

Income tax expense (benefit).  We incurred modest levels of income tax expense in the three months ended October 1, 2006 and modest levels of income tax benefit in the three months ended October 2, 2005 related to certain European sales offices.  We recorded no provision or benefit for U.S. income taxes in either the three months ended October 1, 2006 or October 2, 2005 due to our history of operating losses.

Comparison of the Nine Months Ended October 1, 2006 to the Nine Months Ended October 2, 2005

Net sales.  Net sales increased 56.1% to $144.8 million in the nine months ended October 1, 2006 compared to $92.7 million in the nine months ended October 2, 2005, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past 18 months.

Net sales of cardio peripheral products.  Net sales of cardio peripheral products increased 55.8% to $87.1 million in the nine months ended October 1, 2006 compared to $55.9 million in the nine months ended October 2, 2005.  This sales growth was primarily the result of sales growth in our stent products, our SpideRX Embolic Protection Device and sales of our PTA balloon catheters in the United States.  Net sales in our stent product line increased 76.8% to $45.6 million in the nine months ended October 1, 2006 compared to $25.8 million in the nine months ended October 2, 2005.  This increase is attributable to increased market penetration of the EverFlex, Protégé GPS, Primus and ParaMount Mini families of stents, partially offset by sales declines in older generation products.  Net sales of our thrombectomy and embolic protection devices increased 64.0%, or $6.0 million, to $15.4 million in the nine months ended October 1, 2006 compared to the same period in 2005, largely due to increased market penetration of the SpideRX internationally and the launch of SpideRX in the United States, partially offset by sales declines in older generation products.  Net sales of our procedural support and other products increased 26.0% to $26.1 million in the nine months ended October 1, 2006 compared to $20.7 million in the nine months ended October 2, 2005, largely due to the increased market penetration of PTA balloon catheters in the United States.

Net sales of neurovascular products.  Net sales of our neurovascular products increased 56.6% to $57.7 million in the nine months ended October 1, 2006 compared to $36.8 million in the nine months ended October 2, 2005, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 87.1%, or $12.6 million, to $27.0 million in the nine months ended October 1, 2006 compared to the same period in 2005, primarily due to increased market penetration of our Nexus coil and Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products increased 37.0%, or $8.3 million, to $30.7 million in the nine months ended October 1, 2006 compared to the same period in 2005, largely as a result of volume increases across virtually all product lines.

Net sales by geography.  Net sales in the United States increased 76.2% to $86.6 million in the nine months ended October 1, 2006 compared to $49.1 million in the nine months ended October 2, 2005. International net sales also increased 33.5% to $58.2 million in the nine months ended October 1, 2006 compared to $43.6 million in the nine months ended October 2, 2005 and represented 40.2% and 47.0% of our total net sales during the nine months ended October 1, 2006 and October 2, 2005, respectively.

Cost of goods sold.  As a percentage of net sales, cost of goods sold decreased to 36.2% of net sales in the nine months ended October 1, 2006 compared to 41.5% of net sales in the nine months ended October 2, 2005.  This decrease was primarily attributable to our continued growth in sales volume, the consolidation of manufacturing facilities during the second quarter 2005,. on going investments in in-house manufacturing capabilities and cost savings achieved related to our implementation and use of lean manufacturing concepts.  In our cardio peripheral segment, cost of goods sold as a percent of net sales decreased to 44.1% in the nine months ended October 1, 2006 compared to 47.5% in the nine months ended October 2, 2005 primarily attributable to increased sales volumes, on-going investments in in-house manufacturing capabilities. In our neurovascular segment, cost of goods sold as a percent of sales decreased to 24.1% in the nine months ended October 1, 2006 compared to 32.4% in the nine months ended October 2, 2005 due in part to the consolidation of our neurovascular manufacturing operations into our Irvine, California facility during the second quarter 2005.  Our increased production volumes and ongoing cost savings programs also contributed to the decrease.

Sales, general and administrative expense.  Sales, general and administrative expenses increased 15.1% to $109.2 million in the nine months ended October 1, 2006 compared to $94.8 million in the nine months ended October 2, 2005.  The increase was partially due to $7.9 million of charges incurred during the first nine months of 2006 related to litigation and business development activities which represents a higher level of expense than our historical levels.  Higher selling expenses related to new product introductions and a $2.7 million increase in non-cash stock-based compensation costs also contributed to the increase in the nine months ended October 1, 2006. Although these expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 75.4% in the nine months ended October 1, 2006 compared to 102.3% of net sales in the nine months ended October 2, 2005.

Research and development.  As a percentage of net sales, research and development expense decreased to 13.7% in the nine months ended October 1, 2006 compared to 33.1% of net sales in the nine months ended October 2, 2005.  This reduction was due to an increase in net sales, $8.5 million decrease in clinical study expenses related to the completion of certain clinical trials in 2005, which was partially offset by increased spending on certain internal development efforts.

Amortization of intangible assets.  Amortization of intangible assets increased 65.1% to $13.0 million in the nine months ended October 1, 2006 compared to $7.9 million in the nine months ended October 2, 2005 primarily due to increases in intangible assets recorded as part of the May 2005 contribution of MTI shares and due to our acquisition of the remaining minority shares of MTI in January 2006.

Acquired in-process research and development.  During the nine months ended October 1, 2006, we incurred a charge of $1.8 million for acquired in-process research and development as a result of our acquisition of the outstanding shares of MTI that we did not already own.  We incurred a charge of $868 thousand for acquired in-process research and development during the nine months ended October 2, 2005 related to the May 2005 contribution of MTI shares.

Gain on sale of investments, net.  Gain on sale of investments, net was $1.1 million in the nine months ended October 1, 2006. We received a final $910 thousand milestone payment related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. and a $153 thousand milestone payment related to the 2005 sale of our investment in Genyx Medical, Inc.  Gain on sale of investments, net was $4.6 million in the nine months ended October 2, 2005 related to earlier milestone payments received from the sale of our investments in Genyx Medical, Inc. and Enteric Medical Technologies, Inc.

Interest (income) expense, net.  Net interest income, was $1.5 million in the nine months ended October 1, 2006 compared to net interest expense of $10.8 million in the nine months ended October 2, 2005.   A portion of the net proceeds from our initial public offering in June 2005 were invested in short-term, investment-grade, interest-bearing securities contributing interest income during the full nine months ended October 1, 2006 versus only a portion of the nine months ended October 2, 2005.  We also used a portion of the net proceeds to reduce our financing balance to zero resulting in the reduction of interest expense.

Other (income) expense, net.  Other income was $1.5 million in the nine months ended October 1, 2006 compared to other expense of $2.9 million in the nine months ended October 2, 2005.  The other (income) expense in the nine months ended October 1, 2006 and October 2, 2005 was primarily due to foreign exchange gains and losses.

Income tax expense (benefit).  We incurred modest levels of income tax in the nine months ended October 1, 2006 and modest levels of income tax benefit in the nine months ended October 2, 2005 related to certain European sales offices.  We recorded no provision or benefit for U.S. income taxes in either the nine months ended October 1, 2006 or October 2, 2005 due to our history of operating losses.

Accretion of preferred membership units to redemption value.  Accretion of preferred membership units to redemption value was recorded up to the date of our initial public offering in June 2005 at which time all preferred units were converted into common shares.

Liquidity and Capital Resources

Balance Sheet Data	October 1, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$26,528	$69,592
Short-term investments	18,450	12,000
Total current assets	130,789	151,675
Total assets	351,768	296,828
Total current liabilities	39,248	37,671
Total liabilities	45,705	38,523
Total stockholders’ equity	306,063	245,455

Financing history.  We have generated significant operating losses since our inception.  These operating losses, including cumulative non-cash charges for acquired in-process research and development of $128.7 million, have resulted in an accumulated deficit of $610.0 million as of October 1, 2006. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses.  We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg Pincus and Vertical.  In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses.  We invested the remaining portion of the net proceeds in short-term, investment-grade, interest-bearing securities.  We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so.  See Part II, Item 2 under the heading “Use of Proceeds” included elsewhere in this report.

Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund current operations totaled approximately $45.0 million at October 1, 2006, a decrease of $36.6 million from December 31, 2005.  We expect our cash balances to continue to decrease as we use cash to fund our operations.

Credit facility.  On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., which we refer to as the “borrowers”, entered into a Loan and Security Agreement, which we refer to as the loan agreement, with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  Pursuant to the terms of the loan agreement and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory.  Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million.  Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.   Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Amounts outstanding under the equipment line as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007.   As of October 1, 2006, we had $7.5 million in outstanding borrowings under the equipment line and no outstanding borrowings under the revolving line of credit; however, we had approximately $1 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $29 million.

Both the revolving line of credit and equipment financing are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries. The loan agreement requires the borrowers to maintain a specified liquidity ratio and a tangible net worth level.  The loan agreement imposes certain limitations on the borrowers, their subsidiaries and ev3 Inc., including without limitation, on their ability to: (i) transfer all or any part of their business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens with respect to any of their properties; (vi) pay dividends or make any other distribution on or purchase of, any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations.  The loan agreement requires us to maintain on deposit or invested with SVB or its affiliates the lesser of $15.0 million or 50% of our aggregate cash and cash equivalents.  The borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line.

The loan agreement contains customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the loan agreement may be accelerated.

We believe our cash, cash equivalents, short-term investments and funds available under our revolving line of credit will be sufficient to meet our liquidity requirements through at least the next 12 months.

Operating activities.  Cash used in operations during the nine months ended October 1, 2006 was $40.7 million, reflecting primarily our net loss and increased working capital requirements during the period.  Our net loss included approximately $24.4 million of non-cash charges for depreciation and amortization, acquired in-process research and development and stock-based compensation expense.  We expect that operations will continue to use cash during the remainder of 2006.

Investing activities.  Cash used in investing activities during the nine months ended October 1, 2006 was $17.5 million primarily due to the purchase of $6.8 million of short-term investments and the purchase of $10.2 million of property and equipment.  Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment.  We expect to continue to make investments in property and equipment and to incur approximately an additional $3.7 million in capital expenditures during the balance of 2006.

Financing activities.  Cash provided by financing activities was $14.8 million during the nine months ended October 1, 2006, generated primarily from proceeds of stock option exercises and proceeds from borrowings on our equipment term loan with Silicon Valley Bank.

Contractual cash obligations.  Our contractual cash obligations as of December 31, 2005 are set forth in our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes in our contractual cash obligations and commercial commitments since December 31, 2005, except for additional commitments of approximately $1.2 million and $830 thousand in the years ended December 31, 2006 and 2007, respectively, for financed insurance premiums as described in more detail in Note 16 to our consolidated financial statements included elsewhere in this report and the additional commitments for principal payments on long term debt as disclosed in more detail in Note 13 to our consolidated financial statements also included elsewhere in this report.

Other liquidity information.  The acquisition agreements relating to our purchase of MitraLife, Appriva Medical, Inc. and Dendron GmbH require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved.  The potential milestone payments total $25.0 million, $175.0 million and $15.0 million with respect to the MitraLife, Appriva and Dendron acquisitions, respectively, during the period of 2003 to 2009.  We do not believe it is likely that we will have obligations with respect to the MitraLife milestones in the future.  We have determined that the first milestone with respect to the Appriva agreement was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable.  On September 27, 2005, we announced that we had decided to discontinue the development and commercialization of our PLAATO device, which is the technology we acquired in the Appriva transaction.  Although we recently had obtained conditional approval from the FDA for an Investigational Device Exemption (“IDE”) clinical trial for the PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at such time.  We continue to keep all of our options open with regard to the future of the PLAATO technology, which may include a sale or licensing of the technology to third parties.  Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met.  Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004.  In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter 2005.  We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008.  Any such final payment would be due in the year following the year of target achievement.

Our future liquidity and capital requirements will be influenced by numerous factors, including extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace competing technologies, market and regulatory developments, and the future course of intellectual property litigation.  We believe that the resources generated from our initial public offering, together with funds available under our revolving credit facility, are sufficient to meet our liquidity requirements through at least the next 12 months. In the event that we require additional working capital to fund future operations and any future acquisitions, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors or sell additional shares of stock or other equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders.  If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.  From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio.  See Note 5 and Note 16 to our consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. Our most significant accounting policies are described in Note 3 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.  The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are updated as appropriate.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before sales can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and (4) collectibility is reasonably assured.  These criteria are met at the time of shipment when risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. Sales from consignment arrangements are recognized upon written acknowledgement that the product has been used by the customer indicating that a sale is complete.  Our terms of sale for regular sales are typically FOB shipping point, net 30 days.  Regular sales include orders from customers for replacement of customer stock, replenishment of consignment product used by customers, orders for a scheduled case/surgery and stocking orders.

We allow customers to return defective or damaged products for credit.  Our estimate for sales returns is based upon contractual commitments and historical return experience which we analyze by geography and is recorded as a reduction of sales for the period in which the related sales occurred.  Historically, our return experience has been low with return rates of less than 3.0% of our net sales.

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

We estimate the expected term of options based upon our historical experience. We estimate expected volatility and forfeiture rates based on a combination of historical factors related to our common stock since our June 2005 initial public offering and the volatility rates of a set of guideline companies. The guideline companies consist of public and recently public medical technology companies.  The risk-free interest rate is determined using U.S. Treasury rates appropriate for the expected term. Dividend yield is estimated to be zero as we have never paid dividends and have no plans of doing so in the future.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based awards in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models.

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

Our accounts receivable balance was $39.4 million and $28.5 million, net of accounts receivable allowances, comprised of both allowances for doubtful accounts and sales returns, of $3.8 million and $3.6 million at October 1, 2006 and December 31, 2005, respectively.

Excess and Obsolete Inventory

We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical turnover and assumptions about future demand for our products and market conditions.  Our industry is characterized by regular new product development, and as such, our inventory is at risk of obsolescence following the introduction and development of new or enhanced products.  Our estimate and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis.  The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies.  Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.  Our reserve for excess and obsolete inventory was $4.5 million and $4.0 million at October 1, 2006 and December 31, 2005, respectively.

Valuation of Acquired In-Process Research and Development, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by U.S. GAAP.  In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use.  Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates that may change over time.  During the nine months ended October 1, 2006, we recorded an in-process research and development charge of $1.8 million related to the January 6, 2006 acquisition of the remaining minority interest in MTI.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in-process research and development, of the acquired businesses.  Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists.  The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.  Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $149.1 million and $94.5 million at October 1, 2006 and December 31, 2005, respectively.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from 5 to 10 years.  We review these intangible assets for impairment annually during our fourth fiscal quarter or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable.  Other intangible assets, net of accumulated amortization, were $43.6 million and $26.2 million at October 1, 2006 and December 31, 2005, respectively.

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.  We have recorded a full valuation allowance on our net deferred tax asset as of October 1, 2006 and December 31, 2005.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us on January 1, 2007. We have not yet determined the impact, if any, that the implementation of FIN 48 will have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”.  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in 2008; however, early adoption is permitted.  We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  We do not expect the adoption of this standard to have any impact on our consolidated financial statements.

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

•                  Reliance on independent sales distributors and sales associates to market and sell our products in certain foreign countries, including most recently our reliance on Medtronic for sales of our products in Japan;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I – Item 1A.  Risk Factors” on pages 36 through 57 of such report and “Part II – Item 1A. Risk Factors” included in our quarterly report on Form 10-Q for the quarter ended July 2, 2006 and included elsewhere in this report.

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

Interest Rate Risk

Borrowings under our revolving line of credit bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates.  As of October 1, 2006, we had no borrowings under our revolving line of credit and had $7.5 million in borrowings under the equipment line.  Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $70 thousand on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  In the three and nine months ended October 1, 2006, approximately 28.9% and 29.9%, respectively, of our net sales were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future.  Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure.  However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase.  In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect.  If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 65.5% and 69.2% of our net sales denominated in foreign currencies in the three and nine months ended October 1, 2006, respectively, were derived from European Union countries and were denominated in the Euro.  Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen.  Our principal exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen.  Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements.  We recorded a $152 thousand and $1.5 million foreign currency transaction gain in the three and nine months ended October 1, 2006, respectively, compared to a $77 thousand foreign currency transaction gain and $3.0 million foreign currency transaction loss in the three and nine months ended October 2, 2005, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars.  We do not currently hedge our exposure to foreign currency exchange rate fluctuations.  We may, however, hedge such exposure to foreign currency exchange rates in the future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

A description of our legal proceedings in Note 16 of our consolidated financial statements included within this report is incorporated herein by reference.

ITEM 1A.                    RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I – Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results.  Except for the remediation of the material weakness described under the heading “Part I – Item 4. Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended July 2, 2006 and the additional risk factors regarding the restrictive covenants in our loan agreement described under the heading “Part II – Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended July 2, 2006 and except for the revised risk factor described below as a result of our new distribution arrangement with Medtronic, there has been no material change in those risk factors.

We rely on our independent sales distributors and sales associates to market and sell our products outside of the United States, Canada and Europe.

Sales of our products in locations outside of the United States, Canada and Europe represented 13% of our net sales during the nine months ended October 1, 2006 and 16% of our net sales during the fiscal year ended December 31, 2005.  Our success outside of the United States, Canada and Europe depends largely upon marketing arrangements with independent sales distributors and sales associates, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales associates may terminate their relationship with us, or devote insufficient sales efforts to our products. We do not control our independent distributors and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States, Canada and Europe initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our existing relationships with our independent distributors and sales associates outside of the United States, Canada and Europe, or our failure to recruit and retain additional skilled independent sales distributors and sales associates in these locations, could have an adverse effect on our operations. We have experienced turnover with some of our independent distributors in the past that has adversely affected our short-term financial results while we transitioned to new independent distributors.  Similar occurrences could happen in the future. Beginning October 1, 2006, we established a distribution arrangement with Medtronic International Trading Inc. — Japan Branch, a subsidiary of Medtronic, Inc., pursuant to which Medtronic distributes all of our products in Japan.  As a result of this new arrangement, we ceased our direct sales operations in Japan.  Our transition from direct operations to a distributor relationship in Japan could adversely affect our sales in Japan.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended October 1, 2006, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

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

After deduction of offering expenses, we received net proceeds of approximately $154.9 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option.  As of October 1, 2006, the proceeds from our initial public offering and available cash were used as follows:  $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on the demand notes, $96.7 million for general corporate purposes and the remaining net proceeds were invested in short-term, investment-grade, interest bearing securities.  We cannot predict whether the proceeds will yield a favorable return.  Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg Pincus, which is our majority stockholder, and Vertical, which is one of our stockholders, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.

We expect to use the remaining $21.7 million in net proceeds from our initial public offering for general corporate purposes.  Our management has broad discretion as to the use of the net proceeds.  We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business.  As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended October 1, 2006.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                             OTHER INFORMATION

Not applicable.

ITEM 6.                             EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Change in Control Agreement dated September 19, 2006 among ev3 Inc., ev3 Endovascular, Inc. and Dale A. Spencer (Filed herewith)

10.2	Change in Control Agreement dated September 19, 2006 among ev3 Inc., ev3 Endovascular, Inc. and James M. Corbett (Filed herewith)

10.3	Form of Change in Control Agreement among ev3 Inc., ev3 Endovascular, Inc. or Micro Therapeutics, Inc. and each of its executive officers (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

November 8, 2006	ev3 Inc.

	By:	/s/ James M. Corbett
James M. Corbett
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Change in Control Agreement dated September 19, 2006 among ev3 Inc., ev3 Endovascular, Inc. and Dale A. Spencer	Filed herewith
10.2	Change in Control Agreement dated September 19, 2006 among ev3 Inc., ev3 Endovascular, Inc. and James M. Corbett	Filed herewith
10.3	Form of Change in Control Agreement among ev3 Inc., ev3 Endovascular, Inc. or Micro Therapeutics, Inc. and each of its executive officers	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith