Form 10-K
period 2006-12-31
ev3 Inc.
filed 2007-03-14
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $0.01 per share

Securities registered pursuant to section 12(g) of the Act: None

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

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2006 (the last business day of the registrant’s second quarter) as reported by the NASDAQ Global Select Market, was $230,371,090.

As of March 1, 2007, 58,174,280 shares of common stock of the registrant were outstanding.

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. We refer you to the information under the heading “Part I. Item 1. Business—Forward-Looking Statements.”

As used in this report, references to “ev3,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to ev3 Inc. and its subsidiaries, including without limitation Micro Therapeutics, Inc., which became a wholly owned subsidiary of ev3 Inc. in January 2006. Prior to such time, Micro Therapeutics, Inc. was a majority owned subsidiary of ev3 Inc.

We own or have rights to various trademarks, trade names or service marks, including the following: PROTEGE®,  EVERFLEX™, PARAMOUNT™ MINI, PRIMUS™, SPIDERX®, SPIDERFX™, X-SIZER®, HELIX™, CLOTBUSTER®, GOOSENECK™ MICRO SNARE, NITREX®, NEXUS™, ONYX®, MORPHEUS™, SOLO™, ECHELON™, ULTRAFLOW™, MARATHON™, HYPERFORM™, HYPERGLIDE™ and MIRAGE™. The trademarks SAILOR™ Plus, SUBMARINE® Plus, ADMIRAL EXTREME™,  AMPHIRION® Deep PTA catheters,  the DIVER™ CE THROMBUS ASPIRATION CATHETER, ROCKHAWK Device and ACCULINK Stent referred to in this Annual Report on Form 10-K are the registered trademarks of others.

i

PART I

ITEM 1                   BUSINESS

Company Overview

We are a leading global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders. Our name signifies our commitment to, and engagement in, the peripheral vascular, neurovascular and cardiovascular markets and the physician specialties that serve them. Our broad product portfolio is focused on applications that we estimate represent an addressable worldwide endovascular market opportunity of approximately $3.2 billion in 2005 and up to $7.0 billion by the end of 2010.

We sell over 100 products consisting of over 1,000 SKUs in more than 60 countries through a direct sales force in the United States, Canada, Europe and other countries and distributors in selected other international markets. As of December 31, 2006, our direct sales organization consisted of approximately 215 sales professionals. Our customers include a broad cross-section of physicians, including radiologists, neuroradiologists, vascular surgeons, neuro surgeons, other endovascular specialists and cardiologists.

We are focused on emerging and under-innovated opportunities in the endovascular device market, a strategy that we believe is uncommon in the medical device industry. This unique approach allows us to compete effectively with smaller companies that have narrow product lines and lack an international sales force and infrastructure, yet also compete with larger companies that do not have our focus and agility. We believe that the peripheral vascular and neurovascular markets, when compared to the cardiovascular market, have higher growth potential with fewer entrenched competitors.  The competitive strengths that have been responsible for our past success and the strategies that we believe will drive our future growth include:

•       targeting under-innovated and emerging markets;

•       leveraging our products across major endovascular sub-markets;

•       investing in clinical research to demonstrate the benefits of our products;

•       expanding our business through product innovation and strategic acquisitions;

•       enhancing our global organization and presence; and

•       leading our business by an experienced management team.

We have organized our company into two business segments: cardio peripheral and neurovascular. We manage our business and report our operations internally and externally on this basis. Our cardio peripheral segment includes products that are used primarily in peripheral vascular procedures and in targeted cardiovascular procedures by radiologists, vascular surgeons and cardiologists. Our neurovascular segment contains products that are used primarily by neuroradiologists and neuro surgeons. During fiscal 2006 and fiscal 2005, these segments generated net sales of $202.4 million and $133.7 million, respectively.

The following represents net sales (in thousands) by our two business segments as well as by geography during the periods indicated:

	For the Year Ended December 31,		Percent	For the Year Ended December 31,		Percent
Net Sales by Segment	2006	2005	Change	2005	2004	Change
Cardio Peripheral	$121,104	$79,881	51.6%	$79,881	$52,942	50.9%
Neurovascular	81,334	53,815	51.1%	53,815	33,392	61.2%
Total	$202,438	$133,696	51.4%	$133,696	$86,334	54.9%

	For the Year Ended December 31,		Percent	For the Year Ended December 31,		Percent
Net Sales by Geography	2006	2005	Change	2005	2004	Change
United States	$121,180	$71,848	68.7%	$71,848	$42,791	67.9%
International	81,258	61,848	31.4%	61,848	43,543	42.0%
Total	$202,438	$133,696	51.4%	$133,696	$86,334	54.9%

For additional financial information regarding each of our segments and our foreign operations, see Note 18 to our consolidated financial statements.

The Endovascular Market

Vascular disease can involve either an artery or a vein, and is generally manifested as an occlusion or rupture of a blood vessel. We estimate that vascular disease affects nearly 92 million people in the United States and more than one billion people worldwide, and is the leading cause of death in the world. It may occur in any part of the body, and is a progressive, pathological condition that leads most often to blood vessel narrowing and obstruction, but can also lead to blood vessel wall weakening and rupture. Vascular disease can occur in the blood vessels of every organ and anatomic area of the body, and can cause a range of conditions including pain, functional impairment and death.

When the treatment for vascular disease is performed from within a vessel, it is referred to as an endovascular procedure. Endovascular procedures are a relatively new, less-invasive means of treating the two major problems that can develop within blood vessels: an aneurysm, or ballooning out of the vessel wall, and an occlusion, or stenosis, where the vessel is narrowed or blocked. Endovascular procedures are performed by accessing an easily accessible artery to reach the aneurysm or occlusion and do not require general anesthesia. During most endovascular procedures, a catheter is placed into the femoral artery in the groin. X-ray imaging or fluoroscopy is used to help the physician advance the catheter to the area to be treated. Endovascular procedures are less invasive and require a smaller incision than conventional, open surgery and we believe have a number of distinct benefits over surgery, including:

•       the use of local or regional anesthesia instead of general anesthesia;

•       reduced patient discomfort and shorter recovery times;

•       the reduced need for blood products and transfusions;

•       shorter hospital stays for recovery;

•       lower risks of  patient complications related to procedures; and

•       potentially lower costs.

In 2006, we believe that there were more than 12,000 interventional radiologists, neuroradiologists, vascular surgeons, neuro surgeons, and cardiologists in the United States who were trained in endovascular techniques.

The endovascular device markets which we serve are conventionally divided into three specialties based on anatomic location:

•       Peripheral vascular market includes products used to treat arterial and venous disease in the legs, kidney, neck and any other vascular anatomy other than that in the brain or the heart. According to the American Heart Association (AHA), more than 8 million people in the United States have peripheral vascular disease. We estimate that more than 100 million people worldwide are affected by this condition.

•       Neurovascular market includes products used to treat vascular disease and disorders in the brain, including arterio-venous malformations, or AVMs, and strokes caused by either vascular occlusion (ischemic) or rupture (hemorrhagic). The World Health Organization (WHO) estimates that there are approximately 15 million cases of stroke worldwide each year. Of these, the WHO estimates that 5 million people die from the stroke and an additional 5 million are left with a permanent disability.

•       Cardiovascular market includes products used to treat coronary artery disease, atrial fibrillation and other disorders in the heart and adjacent vessels. The AHA estimates that 79 million people in the United States have cardiovascular disease. We estimate that more than 850 million people worldwide are affected by cardiovascular disease.

Our Cardio Peripheral Markets

Our primary focus is developing and commercializing products for selected peripheral vascular markets. Some of these products may also be used in certain cardiovascular markets. We refer to the combination of these selected opportunities as our cardio peripheral markets.

Peripheral vascular disease is characterized by the narrowing or total occlusion of blood vessels outside of the heart or brain and can cause conditions including pain, loss of function and death. Mortality from peripheral vascular disease can occur as a result of stroke, kidney failure or diabetes related vascular complications. We believe that there are a large number of patients with peripheral vascular disease that are either untreated or inadequately treated.  According to the AHA, only 2 million of the estimated 8 million Americans with peripheral vascular disease receive treatment. We believe peripheral vascular disease accounts for 82% of all amputations in the United States. It is estimated that there are over 135,000 lower extremity amputations each year in the United States alone, many of which we believe could be treated with endovascular procedures.

Peripheral vascular disease is treated with medication, minimally invasive endovascular procedures, surgery or a combination of these therapies. Minimally invasive endovascular procedures consist primarily of angioplasty and stenting. Angioplasty is a non-surgical procedure in which narrowed or blocked arteries are re-opened by placing a catheter with a deflated balloon on the tip into the narrowed artery. The balloon is then inflated to compress the plaque and to stretch the artery wall, thereby enlarging, or dilating, the opening of the vessel and restoring blood flow. Stents, which are tubular mesh devices typically consisting of interconnected metal struts, are then inserted inside the artery to act as scaffolding in order to hold the vessel open. We estimate that in 2006 over 1.2 million endovascular procedures to treat peripheral vascular disease were performed worldwide.

The carotid arteries are one of the most common sites of peripheral vascular disease, affecting an estimated 1.5 million people in the United States alone. Carotid arteries are located on each side of the neck and provide the primary blood supply to the brain. In carotid artery disease, plaque accumulates in the artery walls, narrowing the artery and disrupting the blood supply. This disruption in blood supply, together with plaque debris breaking off the artery walls and traveling to the brain, are the primary causes of stroke. The therapy required to treat carotid artery disease depends on the degree of stenosis, or artery narrowing. Patients with moderate stenosis are typically treated with drugs to keep blood from clotting. However, patients with highly narrowed arteries typically undergo a surgical procedure known as a carotid endarterectomy. In this procedure, a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque. It is estimated that 160,000 patients each year in the United States undergo a carotid endarterectomy, which typically requires hospitalization for one to two days. We believe that there are over 1.3 million patients with peripheral vascular disease in the United States that are undiagnosed or not amenable to surgery. Endovascular techniques using stents and embolic protection systems, which protect against plaque and debris from traveling downstream, blocking off the vessel and disrupting blood flow, have been developed and are in an early stage of adoption. The use of a stent with an embolic protection system avoids open surgery and we believe will increase the number of patients being treated. We estimate that the worldwide market for endovascular products for the treatment of carotid artery disease was $180 million in 2005, and will grow to approximately $623 million by 2010. With the increasing adoption of recently approved products and the potential broadening of reimbursement for endovascular treatment of carotid artery disease, we estimate that in 2007 the worldwide market for endovascular products for the treatment of carotid artery disease will be approximately $250 million.

In 2005, the Centers for Medicare and Medicaid Services, or CMS, expanded coverage of percutaneous transluminal angioplasty, or PTA, of the carotid artery concurrent with stent placement outside of trial settings for patients who are at high risk for carotid endarterectomy in certain circumstances. Coverage is limited to procedures at CMS approved facilities performed using FDA approved carotid artery stenting, or CAS, systems and embolic protection devices, which has limited the CAS near-term market potential. As of February 1, 2007, there were just over 1,000 CMS approved hospitals in the United States.

Occlusive disease of the iliac arteries, the main vessels descending through the pelvis, is a peripheral vascular disease that affects the flow of blood to the legs. Patients with this condition often experience leg pain and numbness or tingling. Restoring the flow of blood in these occluded vessels is essential to maintaining leg function and avoiding complications such as gangrene, which in severe cases can lead to amputation. We estimate the worldwide market for products for the endovascular treatment of iliac disease will grow from $490 million in 2005 to almost $800 million by 2010.

Another type of peripheral vascular disease involves the superficial-femoral artery, or SFA. The SFA extends from the iliac arteries down the leg to the knee. We estimate that the market for endovascular products treating SFA disease will grow from just under $500 million in 2005 to nearly $1 billion by 2010.

While vascular disease is most common in the arterial side (oxygen carrying vessels), it can also occur on the venous side where veins carry blood back to the heart and lungs. Peripheral venous disease is a general term for damage, defects or blockages in the peripheral veins. Like peripheral artery disease, it can occur almost anywhere in the body but is most often found in the arms and legs. The most common form of peripheral venous disease is the formation of blood clots that block the flow of blood in the vessel. Clots that occur in veins close to the surface of the skin are referred to as superficial venous thrombophlebitis, while clotting of veins deep within the body are called deep vein thrombosis. Treatment options for blood clots in the veins are similar to those used to treat clots in arteries.

Cardiovascular disease is a progressive condition that leads to the obstruction of the blood vessels providing blood flow to the heart muscle and can lead to heart attack. The AHA estimates that 1.2 million Americans have new or recurrent heart attacks each year. While there are a number of therapies for cardio vascular disease, we focus on opportunities in thrombus management. Despite the effective outcomes with angioplasty and stenting, there are clinical conditions, such as saphenous vein grafts and acute coronary syndrome, in which the management of plaque and thrombus is considered beneficial to improve long-term clinical outcomes. This is partially due to the characteristics of the plaque and debris that can develop in these grafts, as they may be at high risk of dislodgement or embolization, potentially blocking blood flow and damaging distal tissue. When used as part of an endovascular procedure, embolic protection devices and coronary thrombectomy technologies can help reduce this risk.

Our Cardio Peripheral Vascular Product Portfolio

Our cardio peripheral product portfolio includes products for peripheral vascular procedures which, in some instances, may also be used for selected cardiovascular procedures. Our strategy is to provide a broad portfolio of products for the peripheral vascular market that includes devices used in frequently performed procedures and also innovative devices for use in emerging therapies. We opportunistically pursue selected cardiovascular markets where some of these products can be used by our cardiologist customers. We do not compete in cardiovascular markets in which several large companies are firmly entrenched, such as coronary stents. The increase in the breadth of our portfolio of cardio peripheral devices has significantly expanded our participation in the peripheral markets over the last couple of years. At the end of 2005, we offered products that competed in approximately 60% of what we estimate to be a $2.5 billion total market for peripheral vascular products, as compared with the beginning of 2003 when we offered products that participated in approximately 10% of what we estimate to be a $2.0 billion market.

Stents

Peripheral stents are used in various locations in the body, including the biliary duct, which transports bile from the liver and gall bladder to the small intestines; renal arteries, which transport blood from the aorta to the kidneys; iliac, femoral and popliteal arteries, which are major arteries in the legs; subclavian arteries, which are major vessels of the upper body, originating at the aortic arch; and carotid arteries. We believe that our portfolio of self-expanding and balloon expandable stents is differentiated from our competitors’ offerings due to their fracture resistance, radiopacity (visibility under fluoroscopy), placement accuracy, deliverability and strong clinical performance.

Protégé and EverFlex Stents.   Our self-expanding stent portfolio includes the Protégé Self-Expanding Stent, a “shape memory” Nitinol stent that expands to a predetermined diameter upon deployment. Nitinol is a highly flexible metal with shape retention and fatigue resistance properties. We offer a number of sizes of Protégé stents, as well as a tapered configuration for use in the carotid arteries. We also manufacture and sell our EverFlex stent, a unique, self-expanding Nitinol coil stent that has enhanced flexibility and resistance to fractures, which we believe provides superior performance in vessels that are subjected to repeated flexing and bending. Although not indicative of clinical performance, our internal bench testing has provided us with data suggesting that our EverFlex stent may be up to five to ten times more durable than stents offered by our competitors. We offer our customers a two-year guarantee, subject to certain conditions, that our EverFlex stent will remain fracture-free.

ParaMount Mini and PRIMUS Balloon Expandable Stents.   Our balloon expandable stent portfolio includes stents that incorporate embedded tantalum markers to provide superior visualization under fluoroscopy, allowing the physician to quickly confirm the correct placement. The inclusion of markers is a unique feature in the balloon expandable stent market. Our balloon expandable stents demonstrate minimal movement upon deployment, a technical advantage designed to improve accuracy of placement in the blood vessel.

We are currently developing a number of new products to increase our market penetration within the global peripheral stent market. Our stent product development pipeline is intended to increase the breadth of our offering by adding new lengths, diameters and catheter shaft line extensions, as well as to introduce new stent designs and platforms.

Embolic Protection Products

During peripheral vascular and cardiovascular procedures, plaque and debris may dislodge or embolize, potentially blocking blood flow and damaging distal tissue. Embolic protection devices are intended to trap plaque and debris from traveling downstream, blocking off the vessel and disrupting blood flow.

SpideRX and SpiderFX Embolic Protection Devices.   The SpideRX family of embolic protection devices are low-profile devices featuring a unique braided Nitinol embolic filter compatible with most guidewires on the market. Filter-based embolic protection devices allow blood to continue flowing in the artery while the filter traps the debris, minimizing downstream tissue damage and improving clinical outcomes. We believe that the SpideRX family has a significant competitive advantage because it permits physicians to use their guidewire of choice. The SpideRX is used during peripheral vascular and cardiovascular procedures in which embolic material is a risk.

The SpiderFX is our next generation embolic protection device. Approved for use in both the saphenous vein graft, or SVG, and carotid procedures, the SpiderFX has several enhancements, including improved visualization, use with both over the wire and rapid exchange interventional devices and enhanced trackability and flexibility characteristics.

Carotid Stenting Solutions

Carotid artery stenting represents an emerging minimally invasive treatment option for carotid artery disease, and we believe it has the opportunity to become a significant alternative to carotid endarterectomy. The carotid stenting market is just beginning to develop in the United States, with the first system having received FDA approval in 2004.

Our carotid stenting product offering (Protégé RX straight and tapered stents used with our embolic protection devices) are available in the United States, Europe and certain other countries. In support of our FDA pre-market approval submission, we conducted the CREATE pivotal clinical trial, which was designed to evaluate the use of our carotid stenting technology in patients who are high-risk candidates for carotid endarterectomy. In February 2006, we received FDA 510(k) clearance of our SpideRX embolic protection device for use in carotid artery stenting in conjunction with the Guidant RX ACCULINK stent.

Thrombectomy Products

Thrombectomy devices are designed to remove blood clots, or thrombus, in order to re-establish blood flow or to prevent a clot from breaking up and blocking smaller downstream vessels. We offer thrombectomy tools for peripheral vascular and cardiovascular procedures that meet a broad spectrum of physician needs, including the mechanical removal of thrombus and the delivery of peripheral blood clot therapies designed to help dissolve the clot.

X-Sizer Thrombectomy Catheter System.   The X-Sizer System is a self-contained thrombus removal system that uses a rotating cutter contained within the tip of an aspiration catheter to shear, capture and remove thrombus. A battery powers the rotating cutter, and aspiration is provided by a disposable vacuum system. We believe that the X-Sizer System offers superior functional characteristics due to its self-contained disposable design, eliminating the need for capital equipment or a temporary pacing catheter. In the United States, the X-Sizer is cleared for use in the mechanical removal of thrombus from hemodialysis grafts, which are used to facilitate access to the bloodstream in order to enable treatment to filter toxins from the bloodstream in patients with kidney failure. Outside of the United States, the X-Sizer System is approved for use in patients with thrombus in native coronary arteries and saphenous vein bypass grafts.

Helix Clot Buster Thrombectomy Device.   The Helix system is a mechanical thrombectomy device that macerates thrombus into microscopic particles with little or no interaction with the vessel or graft wall. Maceration of the thrombus is achieved through the use of an enclosed, rapidly rotating compressed-air blade that creates a flow of fluid through side holes in the catheter.

Diver C.E. Thrombectomy Device.   In July 2005, we received FDA 510(k) clearance and launched the Diver C.E. Thrombus Aspiration Catheter in the United States, which we distribute pursuant to our distribution agreement with Invatec.

We intend to develop next-generation thrombus and debris removal products for the peripheral vascular market.

Procedural Support Products

As part of our cardio peripheral vascular market strategy, we market and sell a number of products to be used in conjunction with our other portfolio products.

The Goose Neck Microsnare.   Foreign objects can be retrieved from the vascular system by using snares and other devices. Examples of foreign objects that require retrieval include broken catheter or guidewire tips, as well as stents that are dislodged from their delivery system and carried downstream. Our Goose Neck Microsnare incorporates a radiopaque (visible under fluoroscopy) loop mounted at the tip of a guidewire. The loop is deployed and retrieved through a catheter. We believe that our snares are unique because the loop remains positioned at a 90 degree angle relative to the wire. This increases the ability of the loop to encircle the foreign object, thereby improving the rate of success of retrieval.

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

Balloon Angioplasty Catheters.   We offer a broad portfolio of peripheral vascular balloon angioplasty catheters, which we currently purchase from Invatec pursuant to our distribution agreement. These include the Admiral Extreme, Sailor Plus and Submarine Plus and Amphirion Deep, which come in a number of lengths and sizes and are used in a variety of procedures. In the United States, these balloon catheters are cleared for non-coronary dilatation of the vascular anatomy excluding the carotid arteries.

Our Neurovascular Markets

According to the American Stroke Association, there are approximately 700,000 strokes annually in the United States, making stroke the third leading cause of death and the leading cause of long-term disability. Strokes consist of either blockages (ischemic stroke) or ruptures (hemorrhagic stroke) of vessels within or leading to the brain. Acute ischemic stroke affects approximately 615,000 patients annually while hemorrhagic stroke is a less common disorder, affecting approximately 85,000 patients per year in the United States. Current interventional therapies serve primarily the hemorrhagic stroke market while technologies in development are focused on the larger and underserved ischemic stroke market. Two causes of hemorrhagic stroke are ruptures of cerebral aneurysms and arterio-venous malformations, or AVMs.

Ischemic stroke occurs when an artery to the brain is blocked. If left untreated for more than a few minutes, brain cells may die due to the lack of blood flow. Ischemic strokes can be caused by several different kinds of disease, with the most common being a narrowing of the arteries caused by atherosclerosis or gradual cholesterol deposits. If arteries become too narrow, clots may form. There are two different types of ischemic stroke: thrombotic and embolic. A thrombotic stroke occurs when arteries in the brain become blocked by the formation of a clot within the brain. Embolic strokes are the result of a clot forming in another part of the body, such as the heart or carotid artery and then traveling to the brain where it lodges and blocks blood flow.

An aneurysm is a balloon-shaped structure, which forms at a weak point in a vessel wall and fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Ruptured aneurysms typically result in death due to massive intracranial bleeding. While an estimated 21,000 hemorrhagic stroke deaths in the United States in 2006 were caused by ruptured cerebral aneurysms, autopsy studies have suggested that unruptured aneurysms may exist in approximately 2% to 5% of the general population in the United States. We believe that with the development of new diagnostic and interventional technologies, the pool of patients that may benefit from intervention will continue to expand to include increasing numbers of those with unruptured aneurysms discovered in conjunction with other examinations.

In an AVM, the flow of blood between arteries and veins, which normally occurs through very small capillary vessels, is shortcut by the development of a network of larger vessels connecting the arteries and veins directly. The higher blood pressure flowing directly to the veins makes these vessels highly prone to rupture. We estimate that approximately 17,000 AVM cases were diagnosed worldwide in 2006.

Driven by rapid advances in device technology and results from the International Subarachnoid Aneurysm Trial (ISAT), the results of which were published in The Lancet in October 2002, the treatment of both aneurysms and AVMs has been shifting from open surgical techniques to minimally invasive, endovascular techniques. While this market transition has been more rapid in geographies outside of the United States, we estimate that approximately 25 to 40% of aneurysm interventions in the United States now are performed using endovascular techniques.

The primary endovascular procedure for treating both aneurysms and AVMs uses a repair technique called embolization, the objective of which is to induce a blood clot, or thrombus, in the diseased vasculature. The purpose of the thrombus is to limit blood flow through the diseased vascular anatomy, thereby reducing blood pressure to a ruptured area or the likelihood of rupture in an unruptured area. The endovascular embolization of cerebral aneurysms usually involves the deployment of small coils composed of metal or a combination of metal and polymer. The endovascular embolization of AVMs usually involves the deployment of a liquid polymer or very small polymer particles. We estimate that the worldwide market for liquid embolic products for the treatment of AVMs was $27 million in 2005, and will grow to approximately $52 million by 2010.

Our Neurovascular Product Portfolio

Embolic Coils

We believe that embolic coils represent one of the largest categories of products in the neurovascular device market and are used in approximately 60,000 procedures worldwide each year. We estimate that the worldwide market for coil products for the treatment of cerebral aneurysms was $253 million in 2005, and will grow to approximately $570 million by 2010. Embolic coils are used in virtually all endovascular treatments of aneurysms and a small number of AVMs. Our embolic coil products are delivered using a combination of our minimally invasive guidewires, microcatheters and balloons. During an aneurysm procedure, small coils attached to a wire are passed through a delivery catheter and into the aneurysm space. The coil is then detached from the delivery wire, the wire is removed and the next coil is advanced through the catheter. This process is repeated until approximately 35 to 45% of the volume of the aneurysm is filled with coils.

NXT.   We introduced our NXT line of detachable coils in the United States and Europe in 2004. The NXT family includes framing, filling and finishing coils and are sold in a wide range of shapes and configurations. Many of the NXT products incorporate the use of Nitinol technology, resulting in less stretching for more confident positioning and better resistance to compaction, while its enhanced shape memory provides a more supportive basket and optimal bridging of the neck of the aneurysm.

Nexus Embolic Coils.   We introduced our Nexus line of coils in the United States and Europe in September 2005. The Nexus line consists of framing, filling and finishing coil offerings, allowing physicians to treat a wide range of aneurysm shapes and sizes. All Nexus coils incorporate a Nitinol filament, which offers improved shape retention and increased resistance to coil compaction. Nexus also incorporates a bioactive microfilament technology to enhance aneurysm healing.

In October 2006, we launched the Nexus Morpheus, our latest addition to the Nexus family. The Morpheus is a three-dimensional soft and conformable coil that does not sacrifice the compaction resistance inherent with the nitinol core. Morpheus is sold in the United States and internationally, excluding Japan.

We are expanding our line of neurovascular embolic coils. Our next generation coil, Gamma, is in development, and includes a new, faster, safer and more effective detachment system.

Liquid Embolics

We estimate that liquid embolics are used in approximately 16,000 worldwide neurovascular procedures each year, including the majority of AVM and some aneurysm procedures. The most widely used embolization technique for AVMs involves the injection of acrylic-based glue. We believe, however, that glues have multiple drawbacks including the lack of controlled delivery and extreme adhesion to all surfaces, including that of the delivery catheter. Glue solidifies upon contact with blood which reduces physician control during filling and necessitates very rapid withdrawal of the delivery catheter in order to avoid it being permanently glued in place. We believe our Onyx Liquid Embolic System is the solution.

Onyx Liquid Embolic System.   Onyx is our proprietary biocompatible copolymer which is delivered, in liquid form, through proprietary microcatheters to blood vessels in the brain, where it fills a vascular defect and transforms into a solid polymer cast. Onyx offers a unique form, fill and seal approach to the interventional treatment of aneurysms and AVMs associated with hemorrhagic stroke. Because Onyx is non-adhesive, and solidifies over a few minutes’ time, the injection and filling of the vascular defect can take place in a very controlled manner. When the vascular defect is completely filled with the Onyx polymer cast, the delivery catheter is removed. We believe our randomized clinical trial revealed that Onyx was at least as effective as acrylic-based glue in filling aneurysms, had a better percentage reduction in AVMs and resulted in the use of fewer coils.

Neuro Stents

Stenting is of increasing importance in the aneurysm and ischemic stroke markets. We are developing the Solo platform, a self-expanding Nitinol stent, for use with intracranial stenotic disease where vessels within the brain become narrowed and to protect against the migration of coils used to treat aneurysms. We expect that the Solo products will be fully retrievable and detachable, allowing for more precise placement and will have optimized radial force for aneurysm neck coverage and coil retention. We anticipate launching the Solo products internationally in 2007. We are also currently in the process of developing technologies to address three areas of ischemic and occlusive diseases: stents for aneurysms and stenotic disease; balloons for vasospasms and stenotic disease; and clot retrieval for acute stroke. We estimate that the worldwide market for stent products for the treatment of aneurysm and ischemic stroke was $74 million in 2005, and will grow to approximately $240 million by 2010.

Microcatheters

We market a line of products that are intended to allow access to, and treatment in, difficult-to-reach anatomical locations such as the remote vessels in the brain or other challenging vascular structures. In addition to their use with our embolic coils and liquid embolics, these products are compatible with, and are often used with, competitors’ products. We estimate that the worldwide market for access and delivery products for the treatment of neurovascular disease was $159 million in 2005, and will grow to approximately $284 million by 2010.

Echelon and Pre-shaped Echelon Microcatheters.   Our most recently introduced microcatheter is the Echelon. Using a unique blend of materials and construction, the Echelon provides what we believe to be one of the largest inner channels in its class while still enabling the physician to access difficult anatomy and deliver a wide range of coils. The pre-shaped Echelon catheter represents a key line extension for our

Echelon family of products, and offers improved navigation, deliverability and stability. The pre-shaped Echelon catheters were introduced in the United States and Europe in the first quarter of 2005.

UltraFlow and Marathon Flow-Directed Microcatheters.   Launched in 2002, the UltraFlow Flow-Directed Microcatheter is specifically designed to enable access to distal locations and to allow super-selective vessel positioning. The Marathon is an improved flow-directed microcatheter that contains both a Nitinol braid and a stainless steel helical wire, which improves navigability while retaining pushability and tip softness. We believe that both the UltraFlow and Marathon microcatheters provide excellent trackability over a wire.

Occlusion Balloon Systems

HyperForm and HyperGlide Occlusion Balloon Systems.   Our HyperForm and HyperGlide Occlusion Balloon families are highly flexible balloons designed for use in blood vessels where temporary occlusion is desired. They are useful in controlling blood flow, and are capable of accessing small diameter vessels and vessels that have many twists and turns. Accordingly, they may be used to control blood flow to remote sites to allow for embolization treatment of vascular abnormalities such as aneurysms.

Guidewires

Mirage Hydrophilic Guidewire.   Our portfolio of neurovascular guidewires includes the Mirage Hydrophilic Guidewire. This guidewire is designed for precise torque control and is compatible with several sizes of flow-directed and over-the-wire microcatheters. It assists the physician in microcatheter navigation and remote vessel access while providing a flexible and shapeable tip.

Sales, Marketing and Distribution

Structure and Strategy

We have dedicated substantial resources to establish a direct sales capability in the United States, Canada, Europe and other countries as well as establishing distribution networks in selected international markets. We believe our global presence enables us to embrace and capitalize on the growing market for endovascular devices that exists outside of the United States. In addition, our global strategy allows us to commercialize technologies internationally while pursuing regulatory approval in the United States, increasing near-term sales and helping us refine our commercialization strategies in anticipation of product launches in the United States. As of December 31, 2006, our sales and marketing infrastructure included approximately 248 professionals which consisted of approximately 215 sales professionals in the United States, Canada, Europe and other countries. Individuals in our sales organization generally have substantial medical device experience and are responsible for marketing our products directly to a variety of specialists engaged in endovascular therapies. These direct sales representatives provided 87% of our net sales in both fiscal 2006 and fiscal 2005, with the balance generated by independent distributors who represent us internationally.

As of December 31, 2006, our global endovascular marketing team was comprised of approximately 33 individuals covering product management, corporate communications and education and training.

We devote significant resources to training and educating physicians in the use and benefits of our products. In the United States, we instruct our employees, including our sales professionals, not to discuss the use of our products outside of the FDA-approved indication. If unsolicited questions are posed by physicians, we inform them of the approved use of our products. Although we do not market our products for off-label uses, physicians may choose to use our products as they see fit, including outside of the FDA-approved applications. For example, although our stent products are approved in the United States for use in the biliary duct, as are most competing peripheral stent systems in the United States, some physicians choose to use the stents in peripheral vessels. If the FDA concludes that we promote our device for such off-label uses or that our promotional activities otherwise fail to comply with the FDA’s regulations or guidelines, we may be subject to warning letters from, or other enforcement action by, the FDA.

United States

As of December 31, 2006, we had approximately 117 sales professionals selling our products in the United States, many of whom have previous experience in the medical device industry.

Europe and Canada

Our direct selling organization in Europe has a presence in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. As of December 31, 2006, our European sales team had 87 sales professionals, managers and support staff, including 32 selling our peripheral vascular and cardiovascular products, 19 selling our neurovascular products and nine selling both.

We also sell our products in Canada through a five person direct sales force as of December 31, 2006.

Other International

In the major markets of Asia Pacific, Latin America, Eastern Europe and the Middle East, we sell our products through distributors. In addition to sales, these distributors are involved in product launch planning, education and training, physician support and clinical trial management. Through dedicated distributors and eight sales professionals as of December 31, 2006, we have a sales presence in all major international markets, including Australia, Brazil, Argentina and China.

In 2003, we launched direct operations in Japan, including a direct sales force. On September 26, 2006, we established a distribution arrangement with Medtronic International Trading Inc. - Japan Branch, a subsidiary of Medtronic, Inc., pursuant to which Medtronic now distributes all of our products in Japan. We believe this arrangement will allow us to leverage Medtronic’s market presence and brand recognition in Japan to introduce our products to a wider group of customers. As a result of this arrangement, we ceased our direct sales operations in Japan, but will continue to remain focused on securing the necessary regulatory approvals, which we will own, for introduction of additional new products into Japan.

Other Distribution Arrangements

In January 2007, we entered into an agreement with FoxHollow Technologies, Inc. to conduct a joint clinical study of FoxHollow’s calcium cutting device (the RockHawk) used with our SpideRX embolic protection device to seek approval for the treatment of calcified lesions in peripheral artery disease. As part of this agreement, FoxHollow, subject to regulatory approval and certain limitations, will have the exclusive right to market the two devices together in the United States.

In February 2007, we executed a distribution agreement with Invatec Technology Center GmbH appointing us as a non-exclusive distributor of certain of Invatec’s products in the United States and Puerto Rico. The distribution agreement replaces an existing distribution agreement with Invatec S.r.l. originally dated June 24, 2004. This new arrangement continues to provide us with a broad portfolio of commercially competitive products that complement our existing portfolio. Invatec manufactures and markets a broad line of endovascular products for the peripheral vascular and cardiovascular markets. We will continue to distribute certain Invatec products from the former distribution agreement under the new distribution agreement. These products include the Sailor Plus, Submarine Plus, Admiral Extreme, and Amphirion Deep PTA catheters and the Diver CE Thrombus Aspiration Catheter. The term of the distribution agreement extends until December 31, 2008. Under the distribution agreement, we are permitted to continue to sell our inventory of Invatec products for a period of up to six months after the termination of the distribution agreement.

Manufacturing

We currently have a manufacturing facility located in Plymouth, Minnesota, at which we manufacture most of our cardio peripheral products, and a manufacturing facility located in Irvine, California, at which we manufacture most of our neurovascular products. We manufacture our products at facilities in a controlled environment and have implemented quality control systems as part of our manufacturing processes. We believe we are in material compliance with FDA Quality System Regulations for medical devices, with ISO 9001 quality standards and applicable medical device directives promulgated by the European Union and Canada and ISO/EN 13485, which facilitates entry of our products into the European Union and Canada. The FDA and European Union competent authorities have recently inspected our manufacturing facilities and found no significant issues. We rely on independent manufacturers for certain product components and processes.

At the end of 2005 and during the first few months of 2006, we relocated our corporate offices to a separate facility in Plymouth, Minnesota. The relocation of our support staff allowed for an expansion of our manufacturing space in Plymouth. We have used the additional square footage to expand our capacity in order to meet the additional demand for our stent and embolic protection product lines. Also during 2006, to increase our neurovascular production capabilities, we relocated our Irvine, California manufacturing facility to a larger, 96,400 square feet facility in Irvine. On an ongoing basis, to improve yields and cycle times, we are investing in developing internal capabilities and applying lean manufacturing concepts at both facilities.

Research & Development

Our research efforts are directed towards the development of new endovascular products that expand the therapeutic alternatives available to physicians or improvements to and extensions of our existing product offerings.

As of December 31, 2006, our research and development staff consisted of approximately 60 full-time engineers and technicians, most of whom have substantial experience in medical device development. Approximately 36 individuals are based in Plymouth, Minnesota and are primarily focused on peripheral technologies and 24 individuals are based in Irvine, California and are focused primarily on neurovascular technologies. Our product development process incorporates teams organized around each of our core technologies, with each team having representatives from research and development, marketing, regulatory, quality, clinical affairs and manufacturing. Consultants are used when additional specialized expertise is required.

Our research and development team has a demonstrated record of new product initiatives and significant product improvements. Specific product improvement initiatives have included:

•                    broadening acquired technologies in order to address a larger share of the target markets;

•                    incorporating important features which we believe appeal to the physicians who use our products; and

•                    leveraging core technologies to develop new product platforms and enter new markets.

Due to our completion of several clinical trials in 2005, our research and development expenditures declined to $26.7 million in 2006, compared with $39.3 million and $38.9 million in 2005 and 2004, respectively. Our research and development costs include traditional research and development expenses as well as the cost of our clinical trials.

Clinical Studies

We support many of our new product initiatives with clinical studies in order to obtain regulatory approval and provide certain marketing data. As of December 31, 2006, our clinical and regulatory infrastructure included approximately 35 individuals focused on developing the necessary clinical data to achieve regulatory clearance and expanded indications for our existing and emerging products around the world. We intend to increase our expenditures on clinical trials in 2007 as part of the natural migration of our products from development to the clinical validation phase. In 2007, our clinical trials include a focus on product applications for the carotid artery, the SFA and below the knee.

The goal of a clinical trial is to meet the primary endpoint, which measures the clinical effectiveness and/or safety of a device and is the basis for FDA approval. Primary endpoints for clinical trials are selected based on the intended benefit of the medical device. Although clinical trial endpoints are measurements at an individual patient level, the results are extrapolated to an entire population of patients based on clinical similarities to patients in the clinical trials.

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

The following tables summarize our key current and planned clinical trials.

Carotid Clinical Trials:

Trial	Product	Study Design	Status
PROCAR Carotid Study (Europe)	Protégé GPS stent	Prospective, multi-center single-arm study	Enrollment and follow-up completed
		Primary endpoint of major adverse neurological events at 30 days in patients at high risk for carotid endarterectomy	Met primary endpoint
CREATE Carotid Pivotal Trial (U.S.)	Protégé GPS Stent with an ev3 Embolic Protection Device	Prospective, multi-center single-arm non-inferiority study	Enrollment completed; follow-up ongoing
		Primary endpoint of major adverse cardiovascular and cerebral event rate	Met primary endpoint
CREATE Carotid Pivotal-SpideRX Arm (U.S.)	SpideRX Embolic Protection Device, with commercially available Guidant RX ACCULINK Stent	Prospective, multi-center single-arm study, added to CREATE Pivotal study, to confirm safety and effectiveness	Enrollment and follow-up completed
		Primary endpoint of 30 day major adverse cardiovascular cerebral event	Met primary endpoint
CREATE PAS (U.S)	Protégé GPS Stent with an ev3 Embolic Protection Device	Prospective, multi-center single-arm confirmatory post-approval study	Initiating enrollment in 2007
Primary endpoint of major adverse cardiovascular and cerebral event rate in broad use at investigative centers

Embolic Protection Clinical Trials:

Trial	Product	Study Design	Status
SIMPLE Cardio (Europe)	Spider Embolic Protection Device

Prospective, multi-center, single-arm trial to evaluate safety and performance of device when used in patients undergoing saphenous vein graft procedures with percutaneous transcatheter angioplasty catheters

Enrollment and follow-up completed Results established a 30-day major adverse cardiovascular event rate of 4%
Primary endpoint of major adverse cardiovascular event within 30 days post-procedure
SPIDER SVG Trial Cardio (U.S. and Canada)	SPIDER and SpideRX Embolic Protection Device	Prospective, multi-center, randomized, non-inferiority trial comparing SPIDER and SpideRX to commercially available embolic protection devices during percutaneous saphenous vein graft procedures	Enrollment and follow-up completed Met primary endpoint
Primary endpoint of major adverse cardiovascular event within 30 days post-procedure
SpiderFX RockHawk Trial (US)	SpiderFX Embolic Protection Device and FoxHollow RockHawk Device	In development	Enrollment anticipated to begin Q3 2007

Peripheral Stent Clinical Trials:

Trial	Product	Study Design	Status
Iliac Trial (U.S.)	Everflex stent and Protégé GPS stent	In development	Enrollment anticipated to begin Q4 2007
DURABILITY (Europe)	EverFlex™ Stent	Prospective, multicenter, non-randomized study to evaluate the long-term (12 month) patency of the EverFlex stent in SFA lesions	Enrollment and follow-up continuing.
DURABILITY II (U.S.)	EverFlex™ Stent	Prospective, multicenter, non-randomized study to evaluate the safety and effectiveness of the primary stenting compared to PTA performance goals for the treatment of SFA lesions	Initiating enrollment Q2 2007
Primary safety endpoint of 30-day major adverse event
Primary effectiveness endpoint of 12 month patency by duplex
Neuro Clinical Trials:
Solo Stent Aneurysm Trial (Europe)	Solo Stent	In development	Enrollment anticipated to begin Q4 2007

Government Regulation

United States

Our products are regulated in the United States as medical devices by the FDA and other regulatory bodies.  FDA regulations govern, among other things, the following activities that we perform:

•       product design, development and manufacture;

•       conduct of clinical trials;

•       product safety, testing, labeling and storage;

•       submission to FDA for pre-marketing clearance or approval;

•       record keeping procedures;

•       product marketing, sales and distribution; and

•       post-marketing surveillance, reporting of deaths or serious injuries and medical device reporting.

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior pre-market approval from the FDA. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose the least risk are placed in class I. Intermediate risk devices are placed in class II, which, in most instances, requires the manufacturer to submit to the FDA a pre-market notification requesting authorization for commercial distribution, known as “510(k) clearance.”  A 510(k) clearance is provided when the device is deemed “substantially equivalent” to a predicate device, i.e. one that was previously approved by the FDA. Class II 510(k) devices may subject the device to special controls such as performance standards, guidance documents specific to the device or post-market surveillance. Most class I and some low-risk class II devices are exempted from this 510(k) requirement. Class III devices are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed to be not substantially equivalent to previously cleared 510(k) devices. In general, a class III device cannot be marketed in the United States unless the FDA approves the device after submission of a pre-market approval application.

510(k) Clearance Pathway.   When we are required to obtain 510(k) clearance for devices that we wish to market, we must submit a pre-market notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 (or to a pre-1976 class III device for which the FDA has not yet called for the submission of pre-market approval applications). In essence, the basic safety and effectiveness of the predicate device supports clearance of the new product. The 510(k) applicant is only required to demonstrate substantial equivalence to the predicate device. The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission of the notification, but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, pre-market clearance can take significantly longer than 90 days, including up to one year or more.

After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, will require a new 510(k) clearance or could require pre-market approval. In addition, new “claims” not found in the cleared labeling for the device can be deemed a new intended use and can trigger the requirement for a new 510(k). The FDA requires each manufacturer to make its own determination whether a change requires a new 510(k), but the FDA can review and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Pre-market Approval Pathway.   A pre-market approval, or PMA, application must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) pre-market notification process. A PMA application must be supported by extensive data and information including, but not limited to, technical, pre-clinical, clinical, manufacturing and labeling, to establish to the FDA’s satisfaction the safety and effectiveness of the device.

If the FDA determines that a PMA application is complete, the FDA can accept the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulations. New PMA applications or supplemental PMA applications are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a pre-market approval, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel. We cannot be sure our products will be approved in a timely fashion, if at all.

Clinical Trials.   A clinical trial is almost always required to support a PMA application. Historically, clinical trials were infrequently required for a 510(k) clearance. Today, information from clinical trials is increasingly required to support FDA clearance.  Clinical trials for a “significant risk” device require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the application is approved by the FDA and the Institutional Review Board, or IRB, overseeing the clinical trial. If the product is deemed a “non-significant risk” device under FDA regulations, only the abbreviated IDE requirements apply. Clinical trials must be monitored by the study sponsor and are subject to extensive record keeping and reporting requirements and abbreviated IDE regulations apply. Clinical trials must be conducted under the oversight of an IRB at the relevant clinical trials site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements.

For the protection of human subjects in a clinical trial, the FDA and IRB require patients to be informed of both the benefits and risks of the investigational device and the treatment and/or procedure. This is called “informed consent” and the subject must sign a written document stating that he or she understands the risks and consent to be involved in the trial. In addition, study subjects are protected by the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The study subject is asked to provide authorization to the clinical trial site and manufacturer so they can use certain personally identifiable health information about the patient from the clinical trial for use in seeking FDA approval and any other specified uses outlined in the HIPAA authorization.

The study sponsor, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. The FDA may inspect a clinical investigation and, if it determines that the study sponsor failed to comply with the FDA regulations governing clinical investigations, it may issue a warning letter to or take other enforcement action against the study sponsor, the clinical investigation site or the principal investigator. There is always a risk that the results of clinical testing may not be sufficient to obtain approval of the product.

De Novo Pathway.   There is another pathway that may be used to market a medical device. This is called the “de novo” clearance which was established by the Food and Drug Administration Act of 1997, known as “FDAMA”. The de novo pathway is for products that do not qualify for 510(k) clearance because there is no predicate upon which to claim substantial equivalence. If the FDA, after reviewing a 510(k) application, sends a “not substantially equivalent” or “NSE” letter to a manufacturer, that manufacturer can request a de novo clearance. This is done by making the request in writing within 30 days of receipt of the NSE letter. The FDA then has 60 days to review the 510(k) application de novo and decide whether to clear the product. If the product is cleared via this pathway, the Agency publishes the clearance in the Federal Register and the cleared product receives a 510(k) and becomes a predicate for future products. If the product fails to be cleared by this pathway, it can only be approved via the PMA pathway.

Humanitarian Device Exemptions.   A Humanitarian Device Exemption, or HDE, authorizes the marketing of a humanitarian use device for a limited patient population. An HDE designation is based on the FDA’s determination that a device is intended for the treatment and diagnosis of a disease or condition that affects fewer than 4,000 individuals in the United States per year. Once an HDE designation has been obtained, an applicant may seek marketing approval under an HDE. While the HDE application is similar to a pre-market approval application and requires a demonstration of safety, unlike a pre-market approval application, an HDE does not require a demonstration of effectiveness. Certain limitations apply to the sale and use of devices under an HDE.

Post-Marketing Requirements.   After a device is approved for marketing, numerous regulatory requirements apply, including:

•       Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•       labeling, advertising and promotion regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•       medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•       notices of correction or removal, and recall regulations.

The advertising and promotion of “restricted” devices, i.e. those requiring a prescription, are regulated by the FDA. The advertising and promotion of all other devices are regulated by the Federal Trade Commission, or FTC, and by state regulatory and enforcement authorities. But the FDA often asserts itself in those situations as well because it has continuing authority over the labeling of a product that can be affected by the way it is advertised. Recently, some promotional activities for FDA-regulated products have been the subject of enforcement actions brought under health care reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act, competitors and others can initiate litigation relating to advertising claims.

We have registered with the FDA as a medical device manufacturer. Compliance with regulatory requirements is tested through periodic, pre-scheduled or unannounced “for cause” facility inspections by the FDA and these inspections may include the manufacturing facilities of our subcontractors. “For cause” inspections are generally conducted when FDA suspects the manufacturer is in serious violations of current Good Manufacturing Practice regulations that have not been remedied. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•       warning letters, fines, injunctions, and civil penalties;

•       repair, replacement, refund, recall or seizure of our products;

•       operating restrictions, partial suspension or total shutdown of production;

•       refusing a request for 510(k) clearance or pre-market approval of new products;

•       withdrawing 510(k) clearance or pre-market approvals that are already granted; and

•       criminal prosecution.

International

We conduct sales and marketing activities in various foreign countries. Most major markets have different levels of regulatory requirements for medical devices. Modifications to the approved products require a new regulatory submission in all major markets. The regulatory requirements, and the review times, vary significantly from country to country. Our products can also be marketed in several other countries that have minimal requirements for medical devices. Frequently, we obtain regulatory approval for medical devices in foreign countries first because their regulatory approval is faster and simpler than the FDA. However, as a general matter, foreign regulatory requirements are becoming increasingly stringent.

In the European Union, a single regulatory approval process has been created, under the European Medical Devices Directive, and approval is represented by the “CE Mark”. In the EU, the EC uses third parties called “notified bodies,” to review products for approval. They are private, independent third parties certified by the “competent authorities” (or countries) to review and approve medical device applications and grant the CE Mark in the EU. The competent authorities designate and accredit and otherwise oversee the notified bodies they accredit. To obtain a CE Mark in the European Union, defined products must meet minimum standards of safety and quality and then comply with one or more of a selection of conformity routes. The European Community has regulations similar to that of the FDA for the advertising and promotion of medical devices, clinical investigations, and adverse events. Certification of our quality system for product distribution in the European Union is performed by Société Générale de Surveillance, located in the United Kingdom.

In Japan, medical devices must be approved prior to importation and commercial sale by the Ministry of Health, Labor and Welfare, or MHLW. Manufacturers of medical devices outside of Japan that do not operate through a Japanese entity are required to use a contractually bound in-country caretaker to submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy. As part of the approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process ranges in length and certain medical devices may require a longer review period for approval. Once approved, the manufacturer may import the device into Japan for sale by the manufacturer’s contractually bound office, importer or distributor. After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance with labeling regulations, which prohibit promotion of devices for unapproved uses, and reporting regulations, which require reporting of product malfunctions, including serious injury or death caused by any approved device.

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law, or PAL. PAL was substantially revised in July 2002, and the new provisions were implemented in stages through April 2005. The revised law changes class categorizations of medical devices in relation to risk, introduces a third-party certification system, strengthens safety countermeasures for biologically derived products and reinforces safety countermeasures at the time of resale or rental. Review times for our device applications under the new PAL range from one year if clinical data is not required to up to two years if clinical data is required. These review times are expected to be reduced to six months and one year, respectively, as performance standards are released for various product categories.

You should read the information set forth under “Item 1A. Risk Factors—Our products and product development and marketing activities are subject to extensive regulation with which we may not be able to obtain required regulatory approvals for our products in a cost-effective manner or at all, which could adversely affect our business and results of operations.”

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

The principal federal laws include: (1) the Anti-Kickback Statute, which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items of services reimbursable by a Federal healthcare program; (2) the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (3) the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that entity, and (4) HIPAA, which prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, and falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

Privacy and Security

HIPAA requires certain “covered entities” to comply with established standards regarding the privacy and security of protected health information (“PHI”) and to use standardized code sets when conducting certain electronic transactions. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “business associates”, which effectively obligate the business associates to safeguard the covered entity’s protected health information against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. The company often has possession of PHI in situations such as where clinical studies are conducted or sales representatives are asked by a surgeon to be in a surgical suite to provide technical advice on a device during surgery. HIPAA does not require a business associate agreement to be signed in these circumstances. In the course of our business operations, we may become the business associate of one or more covered entities. Accordingly, we may incur compliance related costs in meeting HIPAA-related obligations under business associates agreements to which we become a party.

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

All third-party reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills and exploration of more cost-effective methods of delivering health care. These types of programs and legislative changes to reimbursement policies could potentially limit the amount which health care providers may be willing to pay for medical devices.

International Trade

The sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive governmental trade regulations. A variety of laws and regulations, both in the United States and in the countries in which we transact business, apply to the sale, shipment and provision of goods, services and technology across international borders, which include import and export laws and regulations, antiboycott laws and antibribery laws. Because we are subject to extensive regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities.

Environmental

We are subject to various environmental health and safety laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We do not expect that compliance with environmental protection laws will have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that environmental laws will not have a material impact on our results of operations.

Competition

We compete primarily on the basis of our ability to treat vascular diseases and disorders safely and effectively. Our success can be impacted by the ease and predictability of product use, adequate third-party reimbursement, brand name recognition and cost. We believe we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new products that perform better than those we offer will not be introduced. We believe our continued success depends on our ability to:

•       continue to innovate and maintain scientifically advanced technology, being responsive to the changing needs of our diverse customer base;

•       apply our technology across disease states, product lines and markets;

•       attract and retain skilled personnel;

•       obtain and maintain regulatory approvals; and

•       cost-effectively manufacture and successfully market our products.

The markets in which we compete are highly competitive, subject to change and impacted by new product introductions and other activities of industry participants. Several of our competitors have significant financial and human capital resources and have established reputations with our target physician customers. These competitors include Abbott Laboratories, Boston Scientific Corporation, Cook Incorporated, Cordis Corporation (a Johnson & Johnson company), and Medtronic, Inc. We also compete with smaller manufacturers within at least one of the three markets we target. In the peripheral vascular and cardiovascular market, we compete against, among others: C.R. Bard, Inc.; Possis Medical, Inc.; and Spectranetics Corporation. In the neurovascular market, we compete with manufacturers of embolic coils and related devices, including: Balt Extrusion; Terumo/MicroVention, Inc.; and Micrus Corporation. In addition, we compete with a number of drug therapy treatments manufactured by major pharmaceutical companies.

Our competitors dedicate significant resources to aggressively promote their products. Competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than ours. To compete effectively, we will need to continue to demonstrate that our products are attractive alternatives to other devices and treatments, differentiating them on the basis of safety, efficacy, performance, ease of use, brand and name recognition, reputation and price. We have encountered and expect to continue to encounter potential physician customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors.

Employees

As of December 31, 2006, we had approximately 975 employees. From time to time, we also employ independent contractors to support our operations.

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

We have developed a patent portfolio internally, as well as through acquisitions, that cover many aspects of our product offerings in the peripheral vascular, neurovascular and cardiovascular markets. As of December 31, 2006, we had 260 issued patents and over 369 pending patent applications in the United States, Europe, Japan, Australia, Canada and other countries throughout the world. The expiration dates of our material patents range from 2009 to 2024. Additionally, we own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products.

We continue to invest in internal research and development of concepts and product ideas for the peripheral vascular, neurovascular and cardiovascular markets. This, combined with our patent program, has increased the number of patentable concepts we generate.

We manufacture and market our products both under our own patents and under our license agreements with other parties. Additionally, we are the sales representative and distributor of product lines of Invatec, which has its own proprietary and patented technology.

While we believe that our patents are valuable, our knowledge and experience, our creative product development teams and marketing staff, and our confidential information regarding manufacturing processes, materials and product design have been equally important in maintaining our proprietary product offering. To protect that value, we have instituted policies and procedures, as well as a requirement that, as a condition of employment, all employees execute a confidentiality agreement relating to proprietary information and the assignment of intellectual property rights to us.

We also rely on unpatented proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with consultants, vendors and employees, although we cannot be certain that the agreements will not be breached, or that we will have adequate remedies for any breach.

There are risks related to our intellectual property rights. You should read the information set forth under “Item 1A. Risk Factors—If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product,” “Item 1A. Risk Factors—We are currently a party to a number of intellectual property claims, which are costly to defend and the resolution of which could have a material adverse effect on our business and results of operations.” and “Item 1A. Risk Factors—If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors, which would harm our business.”

Forward-Looking Statements

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading “Item 1A. Risk Factors” below.

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors”

below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

Available Information

ev3 LLC, our predecessor company prior to our initial public offering in June 2005, was formed in September 2003. Immediately prior to the consummation of our initial public offering in June 2005, ev3 LLC merged with and into us, at which time we became the holding company for all of ev3 LLC’s subsidiaries. Our principal executive offices are located at 9600 54th Avenue North, Suite 100, Plymouth, Minnesota 55442. Our telephone number is (763) 398-7000, and our Internet web site address is www.ev3.net. We are a Delaware corporation. The information contained on our web site or connected to our website is not incorporated by reference into and should not be considered part of this report.

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

Risks Related to Our Business and Industry.

We have a history of operating losses and negative cash flow.

Our operations to date have consumed substantial amounts of cash, and we expect this condition to continue for at least the next 9 months. We had an accumulated deficit of $614.6 million at December 31, 2006. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property litigation. If adequate cash flow is not available to us, our business will be negatively impacted.

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

The endovascular device market is highly competitive and designs change often to adjust to patent constraints and to changing market preferences. Therefore, product life cycles are relatively short. As a result, any delays in our product launches may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate from these products. As discussed under the heading “Item 1. Business,” we plan to introduce additional products during 2007 which we expect to result in net sales. We may experience delays in any phase of a product launch, including during research and development, clinical trials, regulatory approvals, manufacturing, marketing and the education process. In addition, the suppliers of products that we do not manufacture can suffer similar delays, which could cause delays in our product introductions. If we suffer delays in product introductions, our net sales could be adversely affected.

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

We are currently a party to a number of intellectual property claims, which are costly to defend and the resolution of which could have a material adverse effect on our business and results of operations.

We cannot assure you that we do not infringe any patents or other proprietary rights held by third parties. In that regard, in March 2005 we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents. Boston Scientific is seeking monetary damages from us and to enjoin us from the alleged infringement. Subsequently, we added counterclaims for infringement of three of our patents, Boston Scientific has added two patents to its claims, as well as a claim against us for misappropriation of trade secrets. Prior to the acquisition of Dendron GmbH by our then-subsidiary, Micro Therapeutics, Inc., or MTI, Dendron became involved in litigation in Europe involving patents covering certain of our products, which litigation is still active. Concurrent with MTI’s acquisition of Dendron, MTI initiated a series of legal actions related to our Sapphire coils in the Netherlands and the United Kingdom with the primary purpose of asserting both invalidity and non-infringement by it of certain patents held by others with respect to detachable coils and certain delivery systems. In addition, the patent holders against whom MTI initiated the actions in the Netherlands and the United Kingdom have initiated legal actions against MTI in the United States that allege infringement by MTI of certain patents held by them. Subsequently, we filed counterclaims asserting non-infringement by us, invalidity of the patents, inequitable conduct in the procurement of certain patents and violation of federal antitrust laws. A trial date has been set for June 2007.

Because these matters are not yet concluded and because of the complexity of the cases, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations. If our products were found to infringe on any proprietary rights of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products, which could in turn have a material adverse effect on our business, financial condition and results of operations. Litigation may also be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own. See “Item 3. Legal Proceedings” and Note 17 to our consolidated financial statements included in this report. Such litigation is costly and may adversely affect our results of operations.

We may also be subject to disputes with other companies as to the ownership of patents that we may develop. Such disputes could result in the enjoining of sales of our products or us being required to pay commercially unreasonable licensing fees. If this occurs, our net sales or the cost of selling the infringing product, and therefore our results of operations, would be negatively affected.

Our business strategy relies on assumptions about the market for our products, which, if incorrect, would adversely affect our business prospects and profitability.

We are focused on the market for endovascular devices used to treat vascular diseases and disorders. We believe that the aging of the general population and increasingly inactive lifestyles will continue and that these trends will increase the need for our products. However, the projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize or if drug therapies gain more widespread acceptance as a viable alternative treatment, which in each case would adversely affect our business prospects and results of operations.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors, which would harm our business.

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

We also hold licenses from third parties that are necessary to use certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to our stockholders.

Our capital requirements depend on many factors, including the amount and timing of our continued losses and our ability to reach profitability, our expenditures on intellectual property and technologies, the number of clinical trials which we conduct, new product development and new product acquisition. To the extent that our existing capital, including amounts available under our revolving line of credit, is insufficient to cover any losses and meet these requirements, we will need to raise additional funds through financings or borrowings or curtail our growth and reduce our assets. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio. We have historically relied on financing from Warburg Pincus and other investors, but there can be no assurance that Warburg Pincus or other investors will provide such financing in the future. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings as well as in any future acquisitions may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of continued losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

We manufacture our products at single locations. Any disruption in these manufacturing facilities, any patent infringement claims with respect to our manufacturing process or otherwise any inability to manufacture a sufficient number of our products to meet demand could adversely affect our business and results of operations.

We rely on our manufacturing facilities in Plymouth, Minnesota and in Irvine, California. The Plymouth and Irvine facilities and the manufacturing equipment we use to produce our products if damaged or destroyed would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event one of our two facilities was affected by a disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility. In the case of a device with a pre-market approval application we might in such event be required to obtain prior U.S. Food and Drug Administration, or FDA, or notified body approval of an alternate manufacturing facility, which could delay or prevent our marketing of the affected product until such approval is obtained. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. It is also possible that one of our competitors could claim that our manufacturing process violates an existing patent. If we were unsuccessful in defending such a claim, we might be forced to stop production at one or both of our manufacturing facilities in the United States and to seek alternative facilities. Even if we were able to identify such alternative facilities, we might incur additional costs and experience a disruption in the supply of our products until those facilities are available. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore would adversely affect our net sales and results of operations. Any disruption or delay at our manufacturing facilities, any inability to accurately predict the number of products to manufacture or to expand our manufacturing capabilities if necessary could impair our ability to meet the demand of our customers and these customers may cancel orders or purchase products from our competitors, which could adversely affect our business and results of operations.

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

Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our net sales and adversely affect our results of operations. In addition, increases in prices for raw materials and components used in our products could adversely affect our results of operations.

We rely on a limited number of suppliers for the raw materials and components used in our products. For reasons of quality assurance, cost effectiveness or availability, we procure certain raw materials and components only from a sole supplier. Our raw materials and components are generally acquired through purchase orders placed in the ordinary course of business, and we do not have any guaranteed or contractual supply arrangements with many of our key or single source suppliers. In addition, we also rely on independent contract manufacturers for some of our products. Independent manufacturers have possession of, and in some cases hold title to, molds for certain manufactured components of our products. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules, as well as manufacturing yields and costs. Suppliers of raw materials and components may decide, or be required, for reasons beyond our control to cease supplying raw materials and components to us or to raise their prices. Shortages of raw materials, quality control problems, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such shortage, constraint or delay may result in delays in shipments of our products or components, which could adversely affect our net sales and results of operations. Increases in prices for raw materials and components used in our products could also adversely affect our results of operations.

In addition, the FDA and foreign regulators may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components. In the case of a device with a pre-market approval application, we may be required to obtain prior FDA approval of a new supplier, which could delay or prevent our access or use of such raw materials or components or our marketing of affected products until such approval is granted. In the case of a device with clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, which we refer to as a 510(k), we may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers and obtain any necessary FDA approvals. Our suppliers of finished goods are also subject to regulatory inspection and scrutiny. Any adverse regulatory finding or action against those suppliers could impact their ability to supply us goods for distribution and sale.

Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves could significantly harm our business, operating results and financial condition.

Beginning in October 2006, we began providing a worldwide fracture-free guarantee as part of our marketing and advertising strategy for our EverFlex self-expanding stents. In the event that an EverFlex self-expanding stent should fracture within two years of implantation, we will provide a free replacement product to the medical facility, subject to the terms and conditions of the program.  Although we have tested our EverFlex self-expanding stents in rigorous simulated fatigue testing, we commercially launched our EverFlex self-expanding stents on a worldwide basis in March 2006. We, therefore, do not have at least two years of commercial data on which to base our expected claim rates under the program. We may receive significant and unexpected claims under our guarantee program that could exceed the amount of our reserves for the program. Significant claims in excess of our progam reserves could significantly harm our business, operating results and financial condition.

Our inability to successfully grow through acquisitions, our failure to integrate any acquired businesses successfully into our existing operations or our discovery of previously undisclosed liabilities could negatively affect our business and results of operations.

In order to build our core technology platform, we have acquired several businesses since our inception. Our most recent acquisition was in January 2006, when we completed our acquisition of the outstanding shares of Micro Therapeutics, Inc. that we did not already own. We expect to actively pursue additional acquisitions, investments in or alliances with, other companies and businesses in the future as a component of our business strategy. Our ability to grow through acquisitions, investments and alliances depends upon our ability to identify, negotiate, complete and integrate attractive candidates on favorable terms and to obtain any necessary financing. Our inability to complete one or more acquisitions, investments or alliances could impair our ability to develop our product lines and to compete against many industry participants, many of whom have product lines broader than ours. Acquisitions, investments and alliances involve risks, including:

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

In addition, an acquisition, investment or alliance could materially impair our operating results and liquidity by causing us to incur debt or reallocate amounts of capital from other operating initiatives or requiring us to amortize transaction expenses and acquired assets, incur non-recurring charges as a result of incorrect estimates made in the accounting for such transactions or record asset impairment charges. We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities which we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our results of operations and financial condition. These risks could be heightened if we complete several acquisitions within a relatively short period of time.

The demand for our products, the prices which customers and patients are willing to pay for our products and the number of procedures performed using our products depend upon the ability of our customers and patients to obtain sufficient third party reimbursement for their purchases of our products.

Sales of our products depend in part on the sufficient reimbursement by governmental and private health care payors to our physician customers or their patients for the purchase and use of our products. In the United States, health care providers that purchase our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of endovascular procedures. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis and can take up to 18 months or longer. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. Any delays in obtaining, or an inability to obtain, reimbursement approvals or sufficient reimbursement for our products could significantly affect the acceptance of our products and have a material adverse effect on our business. In addition, if the reimbursement policies of domestic or foreign governmental or private health care payors were to change, our customers would likely change their purchasing patterns and/or the frequency of their purchases of the affected products. Additionally, payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Our business would be negatively impacted to the extent any such changes reduce reimbursement for our products.

Healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to keep these costs down. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce these costs, combined with closer scrutiny of such costs, could lead to patients being unable to obtain approval for payment from these third-party payors. The cost containment measures that healthcare providers are instituting both in the United States and internationally could harm our business. Some health care providers in the United States have adopted or are considering a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Health care providers may attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our products or the price at which we can sell our products.

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

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

Our products and product development and marketing activities are subject to extensive regulation with which we may not be able to obtain required regulatory approvals for our products in a cost-effective manner or at all, which could adversely affect our business and results of operations.

The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the development, testing, marketing and pre-market review of new medical devices, in addition to regulating manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures. We are required to obtain FDA approval or clearance before we can market our products in the United States and certain foreign countries. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot assure that any of our products will be approved for sale. Even if regulatory approval or clearance of a product is granted, it may not be granted within the timeframe that we expect, which could have an adverse effect on our operating results and financial condition. In addition, even if regulatory approval or clearance of a product is granted, the approval or clearance could limit the uses for which the product may be labeled and promoted, which may limit the market for our products. Even after a product is approved or cleared by the FDA, we have ongoing responsibilities under FDA regulations, non-compliance of which could result in the subsequent withdrawal of such approvals or clearances, or such approvals or clearances could be withdrawn due to the occurrence of unforeseen problems following initial approval. Any failure to obtain regulatory approvals or clearances on a timely basis or the subsequent withdrawal of such approvals or clearances could prevent us from successfully marketing our products, which could adversely affect our business and results of operations.

Our failure to comply with applicable regulatory requirements could result in governmental agencies:

•       imposing fines and penalties on us;

•       preventing us from manufacturing or selling our products;

•       bringing civil or criminal charges against us;

•       delaying the introduction of our new products into the market;

•       suspending any ongoing clinical trials;

•       issuing and injunction preventing us from manufacturing or selling our products or imposing restrictions;

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

In addition, we currently market our products in select countries outside of the U.S. In order to market our products abroad, we must obtain separate regulatory approvals and comply with numerous requirements. If additional regulatory requirements are implemented in the foreign countries in which we sell our products, the cost of developing or selling our products may increase. For example, recent regulations in Japan have increased the regulatory and quality assurance requirements in order to obtain and maintain regulatory approval to market our products in Japan. These new regulations have resulted in higher costs and delays in securing approval to market our products in Japan. In addition, we depend on our distributors outside the United States in seeking regulatory approval to market our devices in other countries and we are therefore dependent on persons outside of our direct control to secure such approvals. For example, we are highly dependent on distributors in emerging markets such as China and Brazil for regulatory submissions and approvals and do not have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters. If our distributors fail to obtain the required approvals or do not do so in a timely manner, our net sales from our international operations and our results of operations may be adversely affected.

If we or others identify side effects after any of our products are on the market, we may be required to withdraw our products from the market, which would hinder or preclude our ability to generate revenues.

As part of our post-market regulatory responsibilities for our products classified as medical devices, we are required to report all serious injuries or deaths involving our products, and any malfunctions where a serious injury or death would be likely if the malfunction were to recur. If we or others identify side effects after any of our products are on the market:

•       regulatory authorities may withdraw their approvals;

•       we may be required to reformulate our products;

•       we may have to recall the affected products from the market and may not be able to reintroduce them onto the market;

•       our reputation in the marketplace may suffer; and

•       we may become the target of lawsuits, including class action suits.

Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing or marketing these products.

Our manufacturing facilities are subject to extensive governmental regulation with which compliance is costly and which exposes us to penalties for non-compliance.

We and our third party manufacturers are required to register with the FDA as device manufacturers and as a result, we and our third party manufacturers are subject to periodic inspections by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us and our third party manufacturers to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we or our manufacturers fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties and delays in obtaining regulatory approvals and clearances, the withdrawal of regulatory approvals and clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition and results of operations. In addition, regulatory agencies may not agree with the extent or speed of corrective actions relating to product or manufacturing problems.

Our operations are subject to environmental, health and safety, and other laws and regulations, with which compliance is costly and which exposes us to penalties for non-compliance.

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

Several of our products are in the early stages of development. Some of our products only recently emerged from clinical trials and others have not yet reached the clinical trial stage. Our current trials include the CREATE Carotid Pivotal Trial (U.S.) and DURABILITY (Europe) Trial. We cannot assure you that we will be successful in reaching the endpoints in these trials or, if we do, that the FDA or other regulatory agencies will accept the results and approve the devices for sale. Further, we continually evaluate the potential financial benefits and costs of our clinical trials and the products being evaluated in them. If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical trial and/or the development of a product.

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

We derive a significant portion of our net sales from operations in international markets. For the years ended December 31, 2006 and December 31, 2005, 40.1% and 46.3% of our net sales, respectively, were derived from our international operations. Our international distribution system consisted of eight direct sales offices and approximately 45 stocking distribution partners as of December 31, 2006. In addition, we purchase some components and products from international suppliers.

The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance. In 2005, we reviewed our trade control practices as part of our ongoing commitment to further enhance our compliance policies and procedures. As part of this review, we identified instances in which we may have incorrectly reported information about certain shipments imported into the United States and Europe. We have disclosed these potential reporting errors to customs regulators in the countries of importation in the United States and Europe, and while we believe that no monies are owed to any government as a result of these potential reporting errors other than processing fees of an immaterial amount or value added taxes otherwise due, we may incur penalties, additional fees, value added taxes, interest and duty payments if the customs regulators disagree with our assessment. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, laws restricting business with suspected terrorists, and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 29% and 34% of our net sales during the fiscal year ended December 31, 2006 and 2005, respectively, were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Approximately 71% and 68% of our net sales denominated in foreign currencies during the fiscal year ended December 31, 2006 and 2005, respectively, were derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen. Our principal exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Our international net sales were favorably affected by the impact of foreign currency fluctuations totaling $443 thousand during the fiscal year ended December 31, 2006 and unfavorably affected by $203 thousand during the fiscal year ended December 31, 2005. We cannot assure you that we will benefit from the impact of foreign currency fluctuations in the future and foreign currency fluctuations in the future may adversely affect our net sales and earnings. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. If we engage in hedging activities in the future, such activities involve risk and may not limit our underlying exposure from currency fluctuations or minimize our net sales and earnings volatility associated with foreign currency exchange rate changes.

We may become obligated to make large milestone payments that are not currently reflected in our financial statements in certain circumstances, which would negatively impact our cash flows from operations.

Pursuant to the acquisition agreements relating to our purchase of MitraLife and Appriva Medical, Inc. in 2002, we agreed to make additional payments to the sellers of these businesses in the event that we achieve contractually defined milestones. Generally, in each case, these milestone payments become due upon the completion of specific regulatory steps in the product commercialization process. With respect to the MitraLife acquisition, the maximum potential milestone payments totaled $25 million, and with respect to the Appriva acquisition, the maximum potential milestone payments totaled $175 million. Although we do not believe that it is likely that these milestone payment obligations became due, or will become due in the future, the former stockholders of Appriva disagree with our position and have brought litigation against us making a claim for such payments and it is possible that the former stockholders of MitraLife could also disagree with our position and make a claim for such payments. The defense of the outstanding litigation related to our Appriva acquisition is, and any such additional dispute with MitraLife would likely be, costly and time-consuming. In the event any such milestone payments become due and/or any other damages become payable, our costs would increase correspondingly which would negatively impact our cash flow from operations, as well as divert our management’s time and attention away from our business. See “Item 3. Legal Proceedings” and Note 17 to our consolidated financial statements included in this report.

We rely on our independent sales distributors and sales associates to market and sell our products outside of the United States, Canada and Europe.

Sales of our products in locations outside of the United States, Canada and Europe represented 10% of our net sales during the fiscal year ended December 31, 2006 and 13% of our net sales during the fiscal year ended December 31, 2005. Our success outside of the United States, Canada and Europe depends largely upon marketing arrangements with independent sales distributors and sales associates, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales associates may terminate their relationship with us, or devote insufficient sales efforts to our products. We do not control our independent distributors and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States, Canada and Europe initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our existing relationships with our independent distributors and sales associates outside of the United States, Canada and Europe, or our failure to recruit and retain additional skilled independent sales distributors and sales associates in these locations, could have an adverse effect on our operations. We have experienced turnover with some of our independent distributors in the past that has adversely affected our short-term financial results while we transitioned to new independent distributors. Similar occurrences could happen in the future. Beginning October 1, 2006, we established a distribution arrangement with Medtronic International Trading Inc.—Japan Branch, a subsidiary of Medtronic, Inc., pursuant to which Medtronic distributes all of our products in Japan. As a result of this new arrangement, we ceased our direct sales operations in Japan. Our transition from direct operations to a distributor relationship in Japan could adversely affect our sales in Japan.

If physicians do not recommend and endorse our products or if our working relationships with physicians deteriorate, our products may not be accepted in the market place, which would adversely affect our sales.

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

In addition, if we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could adversely affect the acceptance of our products in the market place and our sales.

If we fail to comply with the U.S. Federal Anti-Kickback Statute and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid and other federal health care programs, which could have a material adverse effect on our business and results of operations.

A provision of the Social Security Act, commonly referred to as the Federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federal health care program. The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations, and thus are subject to evolving interpretations. In addition, most of the states in which our products are sold have adopted laws similar to the Federal Anti-Kickback Statute, and some of these laws are even broader than the Federal Anti-Kickback Statute in that their prohibitions are not limited to items or services paid for by a federal health care program but, instead, apply regardless of the source of payment. Violations of the Federal Anti-Kickback Statute may result in substantial civil or criminal penalties and exclusion from participation in federal health care programs.

All of our financial relationships with health care providers and others who provide products or services to federal health care program beneficiaries are potentially governed by the Federal Anti-Kickback Statute and similar state laws. We believe our operations are in material compliance with the Federal Anti-Kickback Statute and similar state laws. However, we cannot assure you that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, which could have a material adverse effect on our business. In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute or similar state laws, we or our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation in any federal health care programs, which could have a material adverse effect on our reputation, business and results of operations.

If there is a disruption in the supply of the products of Invatec Technology Center GmbH that we distribute or if our relationship with Invatec is impaired, our net sales and results of operations would be adversely impacted.

We have entered into an agreement with Invatec Technology Center GmbH., or Invatec, an Italian manufacturer of endovascular medical devices which prior to our arrangement have not been marketed or sold under the Invatec brand in the United States, to distribute some of Invatec’s branded products throughout the United States. Our success in marketing the Invatec products depends on our sales personnel being proficient in the product line, building physician relationships and executing sales orders. If we are unable to market Invatec’s products successfully or if our agreement with Invatec is terminated, our net sales and results of operations would suffer. Even if we market Invatec’s products successfully, if Invatec is unable to produce enough of its products to meet our demands, including if Invatec sells its inventory to our competitors rather than to us for marketing under their own brands, we may not be able to meet our customers’ demands and our net sales and results of operations may suffer.

Our family of self-expanding stent products generates a large portion of our net sales. Our net sales and business prospects would be adversely affected if sales of this product were to decline.

We are dependent on our self-expanding stents, which generated approximately 25% of our net sales in fiscal 2006 and approximately 20% of our net sales in fiscal 2005. If our self-expanding stents were to no longer be available for sale in any key market because of regulatory, intellectual property or any other reason, our net sales from these products and from products that typically constitute ancillary purchases would significantly decline. A significant decline in our net sales could also negatively impact our product development activities and therefore our business prospects.

We are exposed to product liability claims that could have an adverse effect on our business and results of operations.

The design, manufacture and sale of medical devices expose us to significant risk of product liability claims, some of which may have a negative impact on our business. Most of our products were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer. Additionally, we could experience a material design defect or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Further, while we train our physician customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately. If our products are used incorrectly by our customers, injury may result and this could give rise to product liability claims against us. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business and may have a negative impact on our business and our results of operations. In addition, successful product liability claims against one of our competitors could cause claims to be made against us.

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

If we are unable to continue to develop and market new products and technologies that are accepted by the marketplace, we may experience a decrease in demand for our products or our products could become obsolete, and our business would suffer.

We are continually engaged in product development and improvement programs, and the introduction of new products represents a significant component of our growth strategy. We may not be able to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the endovascular device market. If we do not continue to introduce new products and technologies, or if our new products and technologies are not accepted by the physicians who use our products or the payors who reimburse the costs of the procedures performed with our products, we may not be successful and our business would suffer. Moreover, many of our clinical trials have durations of several years and it is possible that competing therapies, such as drug therapies, may be introduced while our products are still undergoing clinical trials. This could reduce the potential demand for our products and negatively impact our business prospects. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products or render our products obsolete.

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

We face competition from other companies, many of which have substantially greater resources than we do and may be able to more effectively develop, market and sell their products than we can, which could adversely impact our business, net sales and results of operations. Consolidation in the medical technology industry would exacerbate these risks.

The markets in which we compete are highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Although our competitors range from small start-up companies to much larger companies, the markets for most of our products are dominated by a small number of large companies, and we are a much smaller company relative to our primary competitors. Our products compete with other medical devices, including Invatec manufactured products sold in the United States under other brand names, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of peripheral vascular, cardiovascular and neurovascular products, have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations and relationships with our target customers, as well as worldwide distribution channels that are more effective than ours. Because of the size of the vascular disease market opportunity, competitors and potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products and develop new and improved products. Our competitors and potential competitors may develop technologies and products that are safer, more effective, easier to use, less expensive or more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. None of our customers has long-term purchase agreements with us and may at any time switch to the use of our competitors’ products. Our competitors may also be able to achieve more efficient manufacturing and distribution operations than we can and may offer lower prices than we could offer profitably. We expect that as our products mature, we will be able to produce our products in a more cost effective manner and therefore be able to compete more effectively, but it is possible that we may not achieve such cost reductions. Any of these competitive factors could adversely impact our business, net sales and results of operations. In addition, the industry has recently experienced some consolidation. Consolidation could make the competitive environment even more difficult for smaller companies and exacerbate these risks.

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

Our ability to use, or the amount of, our net operating losses may be limited or reduced. The businesses purchased by us in 2001 and 2002 experienced “ownership changes” within the meaning of Section 382 of the Internal Revenue Code. Generally, a change of more than 50 percentage points in the ownership of a company’s shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change, and these ownership changes limit our ability to use the acquired company’s net operating losses. Furthermore, the number of shares of our common stock issued in our June 2005 initial public offering and in our January 2006 transaction with MTI may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change.  As a result, our ability to use our existing net operating losses that are not currently subject to limitation to offset U.S. federal taxable income if we become profitable may also become subject to substantial limitations. Further, the amount of our net operating losses could be reduced if any tax deductions taken by us are limited or disallowed by the Internal Revenue Service. All of these limitations could potentially result in increased future tax liability for us.

A substantial portion of our assets consists of goodwill and an impairment in the value of our goodwill would have the effect of decreasing our earnings or increasing our losses.

As of December 31, 2006, goodwill represented $149.1 million, or 42.2%, of our total assets. If we are required to record an impairment charge to earnings relating to goodwill, it will have the effect of decreasing our earnings or increasing our losses. The accounting standards on goodwill and other intangible assets require goodwill to be reviewed at least annually for impairment, and do not permit amortization. In the event that impairment is identified, a charge to earnings will be recorded and our stock price may decline as a result.

Our quarterly operating and financial results may fluctuate in future periods.

Our quarterly operating and financial results may fluctuate from period to period. Some of the factors that influence our quarterly operating results include:

•       the seasonality of our product sales;

•       the mix of our products sold;

•       demand for, and pricing of, our products; and

•       fluctuations in foreign currency exchange rates.

Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance and meet similar regulatory requirements in other countries where we seek to market our products, without which we cannot begin to commercialize them. Forecasting the timing of sales of our products is difficult due to the delay inherent in seeking FDA and other clearance or approval, or the failure to obtain such clearance or approval. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

Risks Related to our Common Stock

One of our principal stockholders and its affiliates are able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

As of March 1, 2007, Warburg Pincus beneficially owned approximately 64.3% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

We currently are a “controlled company” within the meaning of the NASDAQ Global Select Market listing requirements and, as a result, are exempt from certain corporate governance requirements.

Because Warburg Pincus controls more than 50% of the voting power of our common stock, we are currently considered to be a “controlled company” for the purposes of the NASDAQ listing requirements.

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

We previously identified a material weakness in the internal controls over our ability to produce financial statements free from material misstatements. Our failure to maintain effective internal controls could have a material adverse effect on our business, operating results and financial condition and cause our investors, shareholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

As previously reported and discussed in Item 4, “Controls and Procedures,” in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, our management concluded that as of December 31, 2005 we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated statements of cash flows. Specifically, we incorrectly reported an interest payment on demand notes payable as a financing cash out-flow instead of an operating cash out-flow, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended July 3, 2005 and October 2, 2005. Management also determined that this control deficiency constituted a material weakness in our internal control over financial reporting. As a result of measures subsequently implemented by us, we concluded that this material weakness in our internal control over financial reporting had been fully remediated as of July 2, 2006. However, our failure to maintain effective internal controls could have a material adverse effect on our business, operating results and financial condition and cause our investors, shareholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our corporate headquarters is located in Plymouth, Minnesota. Our peripheral vascular and cardiovascular businesses are also headquartered in Plymouth, Minnesota and include our sales, manufacturing, warehousing, research and development and administrative activities. The sales, manufacturing and research and development activities of our neurovascular business are primarily located in Irvine, California. Outside the United States, our European headquarters is in Paris, France, and includes our sales and marketing, and administrative activities. Our European warehouse facilities are located in Maastricht, Netherlands and London, England. In addition to our sales office in Paris, we have European sales and marketing offices in Bonn, London, Madrid, Maastricht, Milan and Stockholm.

Our manufacturing, research and development functions operate from a 64,000 square feet facility in Plymouth, Minnesota, which is subject to a lease that extends to October 31, 2009. Our corporate headquarters is located in a 50,000 square feet building in Plymouth, which is subject to a lease that extends to February 28, 2010. We also occupy a 96,400 square feet facility in Irvine, California, which is subject to a lease that extends to April 30, 2011 and is subject to an option to extend the lease for an additional six years. Our distribution center in the United States is located in Brooklyn Park, Minnesota and occupies 16,000 square feet. Our European warehouse facility in Maastricht, Netherlands occupies 6,900 square feet and we also have a smaller warehouse facility in London, England.

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

Dendron has now filed a domestic German nullity action against that patent. A hearing has been scheduled in the German Federal Patent Court in October 2007. The infringement case is under appeal. The appeal has been stayed pending the outcome of the nullity action filed against the patent.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of December 31, 2006, approximately $863 thousand was recorded in accrued liabilities in our consolidated financial statements included in this report. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that our Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Pursuant to the court’s ruling, we have been enjoined by the patent holders from engaging in infringing activities related to our Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for our activities since September 27, 2002. In February 2005, we received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.7 million as of December 1, 2006, with which we disagree. Court hearings will be held regarding these claims and are currently scheduled for June 2007. We have filed an appeal with the Dutch court, and believe that since the date of injunction in each separate country we are in compliance with the Dutch court’s injunction. On September 5, 2006, we received a letter from the patent holders’ counsel stating that, pursuant to a recent decision in the European Court dated July 13, 2006, they are no longer enforcing the injunction outside of The Netherlands. A decision on the appeal is expected in the second half of 2007. The patent holders have requested a delay in the hearing on claims damages until a decision on the appeal has been rendered. Because we believe that we have valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, we initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that our products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by us. In February 2005, the court approved an interim settlement between the parties under which the patent holders were required to surrender such patent to the U.K. Comptroller of Patents, and to pay our costs associated with the legal action, including interest. As a result, the patent was surrendered and we received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 thousand based on the dates of receipt), which we recorded as a reduction of litigation expense upon receipt of such funds during the first quarter 2005. The parties initiated proceedings before a costs judge regarding payment by the patent holders of the remaining costs incurred by us in such litigation. We have reached a final settlement with the patent holders and on October 31, 2006, received the final payment of £600 thousand (equivalent to approximately $1.1 million), which we recorded as a reduction of litigation expense in the fourth quarter of 2006. As a result of the settlement, we anticipate that we will no longer be involved in litigation on this matter in the United Kingdom, although no assurance can be given that no other litigation involving us may arise in the United Kingdom.

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

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. We believe these allegations are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint, which the court granted in June 2006 on standing grounds. The plaintiff filed a petition for reargument, which was denied on October 31, 2006. On November 29, 2006, the plaintiff filed a notice of appeal of the trial court’s decision granting our motion to dismiss. Briefing of plaintiff’s appeal was completed in early March 2007, while oral argument of the appeal has not yet been scheduled.

On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable, and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims: misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint. On August 24, 2006, the trial court converted our motion to dismiss into a motion for summary judgment, which motion was granted. The trial court ruled that Appriva Shareholder Litigation Company, LLC did not have standing. The trial court did not address the merits of the claims. Appriva Shareholder Litigation Company, LLC has filed a notice of appeal of the trial court’s ruling. The Delaware Supreme Court heard oral arguments on January 16, 2007, but has yet to issue a decision.

Because both of these Appriva acquisition related matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

On October 11, 2005, a purported stockholder class action lawsuit purportedly on behalf of MTI’s minority shareholders was filed in the Delaware Court of Chancery against MTI, MTI’s directors and us challenging our exchange offer with MTI. The complaint alleged the then-proposed transaction constituted a breach of defendants’ fiduciary duties. The complaint sought an injunction preventing the completion of the transaction with MTI or, if the transaction were to be completed, rescission of the transaction or rescissory damages, unspecified damages, costs and attorneys’ fees and expenses. On January 6, 2006, we completed an acquisition of the publicly held shares of MTI through a merger transaction. We believe this lawsuit is without merit and plan to defend it vigorously if the plaintiff decides to pursue it. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “EVVV.”  Our common stock has traded on that market, which is formerly known as the NASDAQ National Market, since the date of our initial public offering on June 16, 2005.

The following table sets forth, in dollars and cents (in lieu of fractions), the high and low daily sales prices for our common stock, as reported by the NASDAQ Global Select Market, for each fiscal quarter on which our common stock was listed for trading on NASDAQ. These prices do not reflect retail markups, markdowns or commissions.

	High	Low
2006
First Quarter	$17.98	$13.83
Second Quarter	$18.00	$12.51
Third Quarter	$17.82	$14.29
Fourth Quarter	$19.05	$16.39

	High	Low
2005
Second Quarter (beginning June 16, 2005)	$14.82	$13.25
Third Quarter	$21.17	$12.30
Fourth Quarter	$20.93	$11.81

Number of Record Holders; Dividends

As of March 1, 2007, there were 65 record holders of our common stock. To date, we have not declared or paid any cash dividends on our common stock.

Recent Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2006, we did not issue or sell any shares of our common stock or other equity securities without registration under the Securities Act of 1933, as amended.

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

After deduction of offering expenses, we received net proceeds of approximately $154.9 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option. As of December 31, 2006, the proceeds from our initial public offering and available cash were used as follows: $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on the demand notes, $105.2 million was used for general corporate purposes and the remaining net proceeds were invested in short-term, investment-grade, interest bearing securities. We cannot predict whether the proceeds will yield a favorable return. Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg, Pincus Equity Partners, L.P., our majority stockholder, and certain of its affiliates, and The Vertical Group, L.P., which is one of our stockholders, and certain of its affiliates, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.

We expect to use the remaining net proceeds of approximately $13.2 million from our initial public offering for general corporate purposes. Our management has broad discretion as to the use of the net proceeds. We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business. As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of our common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month # 1 (October 2, 2006 - November 5, 2006)	0		N/A	N/A	N/A
Month # 2 (November 6, 2006 - December 3, 2006)	6,950	(2)	$18.08	N/A	N/A
Month # 3 (December 4, 2006 - December 31, 2006)	0		N/A	N/A	N/A
Total:	6,950	(2)	$18.08	N/A	N/A

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

Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2006.

Stock Performance Graph

The following graph compares the annual cumulative total stockholder return on our common stock from June 16, 2005, the date of our initial public offering, until December 31, 2006, with the annual cumulative total return over the same period of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Medical Equipment Index.

The comparison assumes the investment of $100 in each of our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Medical Equipment Index on June 16, 2005, and the reinvestment of all dividends.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*

Among ev3 Inc.

*                    $100 invested on 6/16/05 in stock or on 5/31/05 in Index including reinvestment of dividends. Fiscal year ending December 31.

The foregoing Stock Performance Graph shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this annual report on Form 10-K, in whole or in part, the foregoing Stock Performance Graph shall not be incorporated by reference into any such filings.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data set forth the results of operations and balance sheet data of our company.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per unit and per share amounts)
Results of Operations:
Net sales	$202,438	$133,696	$86,334	$67,639	$37,084
Operating expenses:
Cost of goods sold	71,321	55,094	39,862	30,218	16,930
Sales, general and administrative	141,779	130,427	103,031	82,479	48,139
Research and development	26,725	39,280	38,917	45,145	32,994
Amortization of intangible assets	17,223	10,673	9,863	12,078	17,370
(Gain) loss on sale of assets, net	162	200	(14,364)	14	—
Acquired in-process research and development	1,786	868	—	488	104,192
Total operating expenses	258,996	236,542	177,309	170,422	219,625
Loss from operations	(56,558)	(102,846)	(90,975)	(102,783)	(182,541)
Other (income) expense:
Gain on sale of investments, net	(1,063)	(4,611)	(1,728)	(3,409)	(7,386)
Interest (income) expense, net	(1,695)	9,916	25,428	12,673	1,123
Equity loss of investee	—	—	—	—	2,160
Minority interest in loss of subsidiary	—	(2,013)	(13,846)	(3,808)	(13,258)
Other (income) expense, net	(2,117)	3,360	(1,752)	(1,606)	(172)
Loss before income taxes	(51,683)	(109,498)	(99,077)	(106,633)	(165,008)
Income tax expense	688	526	196	303	172
Net loss	(52,371)	(110,024)	(99,273)	(106,936)	(165,180)
Accretion of preferred membership units to redemption value(1)	—	12,061	23,826	7,651	—
Net loss attributable to common unit/share holders	$(52,371)	$(122,085)	$(123,099)	$(114,587)	$(165,180)
Net loss per common unit/share(2):
Basic and diluted	$(0.93)	$(4.48)	$(57.44)	$(130.67)	$(224.49)
Weighted average units/shares outstanding:
Basic and diluted	56,585,025	27,242,712	2,142,986	876,894	735,786

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,053	$69,592	$20,131	$23,625	$4,174
Short-term investments	14,700	12,000	—	—	—
Current assets	135,845	151,675	68,609	58,687	24,565
Total assets	352,826	296,828	212,046	207,023	184,397
Current liabilities excluding demand notes	41,767	37,671	36,025	32,379	32,513
Demand notes payable-related parties	—	—	299,453	213,033	108,199
Total liabilities	47,592	38,523	336,180	250,676	141,706
Preferred membership units	—	—	254,028	230,202	204,513
Total members’ and stockholders’ equity (deficit)	305,234	245,455	(394,472)	(285,672)	(183,015)

(1)          The accretion of preferred membership units to redemption value presented above is based on the rights to which the Class A and Class B preferred membership unit holders of ev3 LLC were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Notwithstanding this accretion right, in connection with the merger of ev3 LLC with and into ev3 Inc., each membership unit representing a preferred equity interest in ev3 LLC was converted into one share of our common stock and did not receive any additional rights with respect to the liquidation preference. Accretion was discontinued upon conversion of the preferred units to common equity at the time of our initial public offering on June 21, 2005.

(2)          Net loss per common unit/share and number of units/shares used in per unit/share calculations reflect our June 21, 2005 one for six reverse stock split for all periods presented.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings “Item 1. Business—Forward-Looking Statements” and “Item 1A. Risk Factors” of this report. The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report.

Overview

We are a leading global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders. Our name signifies our commitment to, and engagement in, the peripheral vascular, neurovascular and cardiovascular markets and the physician specialties that serve them. Our broad product portfolio is focused on applications that we estimate represent an addressable worldwide endovascular market opportunity of approximately $3.2 billion in 2005 and up to $7.0 billion by the end of 2010. We sell over 100 products consisting of over 1,000 SKUs in more than 60 countries through a direct sales force in the United States, Canada, Europe and other countries and distributors in selected other international markets. From 2000 to 2002, our investor group acquired certain of the assets in our cardio peripheral division to build the foundation of our current peripheral and cardiovascular product portfolios. During this period, our investor group also purchased certain neurovascular assets to expand our neurovascular product portfolio and, through a series of investments, obtained a controlling investment in Micro Therapeutics, Inc., or MTI. Prior to 2006, MTI was our majority owned subsidiary, with the remaining shares being publicly held. In January 2006, we acquired the remaining shares of MTI’s common stock not owned by us, as a result of which MTI became our wholly owned subsidiary. We have dedicated significant capital and management effort to advance our acquired technologies and broaden our product lines in order to execute our strategies.

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

We were formed on January 28, 2005 as a subsidiary of ev3 LLC. Immediately prior to the consummation of our initial public offering on June 21, 2005, ev3 LLC was merged with and into us and we completed a one-for-six reverse stock split of our outstanding common stock. For additional information regarding our formation and the related transactions, see Note 1 to our consolidated financial statements included elsewhere in this report. All share and per share amounts for all periods presented in this report reflect the reverse stock split of our common stock.

We report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our cardio peripheral segment contains products that are used in both peripheral vascular and cardiovascular procedures by radiologists, vascular surgeons and cardiologists. Our neurovascular segment contains products that are used primarily by neuroradiologists and neuro surgeons. Our sales activities and operations are aligned closely with our business segments. We generally have dedicated cardio peripheral sales teams in the United States and Europe that target customers who often perform procedures in both anatomic areas (cardiovascular and peripheral vascular). We generally have separate, dedicated neurovascular sales teams in the United States and Europe that are specifically focused on our neurovascular business customer base.

We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships in selected other international markets. Beginning October 1, 2006, we established a distribution arrangement with Medtronic International Trading Inc. - Japan Branch, a subsidiary of Medtronic, Inc., pursuant to which Medtronic distributes all of our products in Japan. As a result of this new arrangement, we ceased our direct sales operations in Japan. Our corporate headquarters and our manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Outside of the United States, our primary office is in Paris, France. Approximately 40.1% and 46.3% of our net sales during 2006 and 2005, respectively, were generated outside of the United States, as a result of which we are sensitive to risks related to fluctuation in exchange rates and other risks associated with international operations, which could affect our business results. Changes in foreign currency exchange rates had a positive impact of approximately $443 thousand on our 2006 net sales as compared to our 2005 net sales.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 248 sales professionals as of December 31, 2006 in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 87% of our net sales during 2006 and 2005, with the balance generated by independent distributors. In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system. As a result, our cumulative costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $614.6 million at December 31, 2006. Consequently, we have financed our operations through debt and equity offerings. We expect to continue to generate operating losses for at least the next 9 months.

Our cash, cash equivalents and short-term investments available to fund our current operations were $38.8 million at December 31, 2006. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts, commissions and offering expenses. We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, which we refer to collectively as Warburg Pincus, and The Vertical Group, L.P. and certain of its affiliates, which we refer to collectively as The Vertical Group. In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts, commissions and offering expenses. We invested the remaining portion of the net proceeds in short-term, investment-grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering, and expect to continue to do so. We expect our cash balances to decrease as we continue to use cash to fund our operations, until the fourth quarter of 2007 at which time we expect to generate a positive cash flow.

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and ev3 Neurovascular, entered into a Loan and Security Agreement with Silicon Valley Bank, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. As of December 31, 2006, we had $7.5 million in outstanding borrowings under the equipment line and no outstanding borrowings under the revolving line of credit; however, we had approximately $1.0 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $29.0 million.

We believe our cash, cash equivalents, short-term investments and funds available under our revolving line of credit will be sufficient to meet our liquidity requirements through at least the next twelve months.

Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales.   We derive our net sales from the sale of endovascular devices in two primary business segments: cardio peripheral and neurovascular devices. Most of our sales are generated by our global, direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are generated by shipments to distributors who, in turn, sell to hospitals and clinics. In cases where our products are held in consignment at a customer’s location, we generate sales at the time the product is used in surgery and we are notified by the hospital, rather than at shipment. We charge our customers for shipping and record shipping income as part of net sales.

Cost of goods sold.   We manufacture a substantial majority of the products that we sell. Our cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials, components and royalties and excludes amortization of intangible assets, which is presented as a separate component of operating expenses.

Sales, general and administrative expenses.   Our selling and marketing expenses consist primarily of sales commissions and support costs for our global, direct distribution system and consulting expenses associated with our medical advisors, marketing costs and freight expense that we pay to ship products to customers. General and administrative expenses consist primarily of salaries and benefits, compliance systems, accounting, finance, legal, information technology, human resources and facility costs, including any costs related to closing facilities.

Research and development.   Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products. It also includes costs associated with design and execution of clinical trials and regulatory submissions.

Amortization of intangible assets.   Intangible assets, such as purchased completed technology, distribution channels, intellectual property, including trademarks and patents, are amortized over their estimated useful lives. Intangible assets are amortized over periods ranging from 5 to 10 years.

(Gain) loss on sale of assets, net.   (Gain) loss on sale of assets, net, includes the difference between the proceeds received from the sale of an operating asset and its carrying value.

Acquired in-process research and development.   Acquired in-process research and development is related to value assigned to those projects acquired in business combinations or in the acquisition of assets for which the related products have not received regulatory approval and have no alternative future use.

Gain on sale or disposal of investments, net.   Gain on sale or disposal of investments, net, includes the difference between the proceeds received from the sale of an investment and its carrying value. In addition, this caption includes losses from other than temporary declines in investments accounted for on a cost basis.

Interest (income) expense, net.   Interest (income) expense, net, consists primarily of interest associated with loans from Silicon Valley Bank and, prior to our initial public offering, from our principal investors, Warburg Pincus and The Vertical Group. Interest income results from interest earned on investments in investment-grade, interest-bearing securities and money market accounts.

Minority interest in loss of subsidiary.   Minority interest in loss of subsidiary is the portion of MTI net losses allocated to minority stockholders.

Other (income) expense, net.   Other (income) expense, net primarily includes foreign exchange (gains) losses net of certain other expenses.

Income tax expense.   Income tax expense is generated in certain of our European subsidiaries. Due to our history of operating losses, we have not recorded tax benefits for U.S. income taxes through 2006.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and the changes between the specified periods expressed as percent increases or decreases:

	For the Year Ended December 31,			For the Year Ended December 31,
Results of Operations:	2006	2005	Percent Change	2005	2004	Percent Change
Net sales	$202,438	$133,696	51.4%	$133,696	$86,334	54.9%
Operating expenses:
Cost of goods sold	71,321	55,094	29.5%	55,094	39,862	38.2%
Sales, general and administrative	141,779	130,427	8.7%	130,427	103,031	26.6%
Research and development	26,725	39,280	(32.0)%	39,280	38,917	0.9%
Amortization of intangible assets	17,223	10,673	61.4%	10,673	9,863	8.2%
(Gain) loss on sale of assets, net	162	200	NM	200	(14,364)	NM
Acquired in-process research and development	1,786	868	NM	868	—	NM
Total operating expenses	258,996	236,542	9.5%	236,542	177,309	33.4%
Loss from operations	(56,558)	(102,846)	(45.0)%	(102,846)	(90,975)	13.0%
Other (income) expense:
Gain on sale of investments, net	(1,063)	(4,611)	(76.9)%	(4,611)	(1,728)	166.8%
Interest (income) expense, net	(1,695)	9,916	NM	9,916	25,428	(61.0)%
Minority interest in loss of subsidiary	—	(2,013)	NM	(2,013)	(13,846)	NM
Other (income) expense, net	(2,117)	3,360	NM	3,360	(1,752)	NM
Loss before income taxes	(51,683)	(109,498)	(52.8)%	(109,498)	(99,077)	10.5%
Income tax expense	688	526	30.8%	526	196	168.4%
Net loss	(52,371)	(110,024)	(52.4)%	(110,024)	(99,273)	10.8%
Accretion of preferred membership units to redemption value(1)	—	12,061	NM	12,061	23,826	NM
Net loss attributable to common share/unit holders	$(52,371)	$(122,085)	(57.1)%	$(122,085)	$(123,099)	(0.8)%

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

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	For the Year Ended December 31,			For the Year Ended December 31,
NET SALES BY SEGMENT	2006	2005	Percent Change	2005	2004	Percent Change
Cardio Peripheral:
Stents	$64,092	$37,871	69.2%	$37,871	$20,484	84.9%
Thrombectomy and embolic protection	21,606	12,869	67.9%	12,869	9,119	41.1%
Procedural support and other	35,406	29,141	21.5%	29,141	23,339	24.9%
Total Cardio Peripheral	$121,104	$79,881	51.6%	$79,881	$52,942	50.9%
Neurovascular:
Embolic Products	$38,998	$22,463	73.6%	$22,463	$12,583	78.5%
Neuro access and delivery products	42,336	31,352	35.3%	31,352	20,809	50.7%
Total Neurovascular	$81,334	$53,815	51.1%	$53,815	$33,392	61.2%
Total net sales	$202,438	$133,696	51.4%	$133,696	$86,334	54.9%

	For the Year Ended December 31,			For the Year Ended December 31,
NET SALES BY GEOGRAPHY	2006	2005	Percent Change	2005	2004	Percent Change
United States	$121,180	$71,848	68.7%	$71,848	$42,791	67.9%
International
Before foreign exchange impact	80,815	61,848	30.7%	62,051	43,543	42.5%
Foreign exchange impact	443	—	—	(203)	—	—
Total	81,258	61,848	31.4%	61,848	43,543	42.0%
Total	$202,438	$133,696	51.4%	$133,696	$86,334	54.9%

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Net sales.   Net sales increased 51.4% to $202.4 million in 2006 compared to $133.7 million in 2005, primarily as a result of new product introductions and the market penetration of products introduced in the past 24 months.

Net sales of cardio peripheral products.   Net sales of cardio peripheral products increased 51.6% to $121.1 million in 2006 compared to $79.9 million in 2005. Key new product launches that contributed to the sales increase for the year ended December 31, 2006 included the Protégé EverFlex stents, and the SpideRX embolic protection device, both of which were approved by the U.S. FDA during the first quarter of 2006. This sales growth was also driven by increased market penetration of our Protégé family of self expanding stents and sales of our PTA balloon catheters in the United States. Net sales in our stent product line increased 69.2% to $64.1 million in 2006 compared to $37.9 million in 2005. This increase is attributable to increased market penetration of EverFlex, Protégé GPS, Primus and ParaMount Mini families of stents, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 67.9% to $21.6 million in 2006 largely due to the introduction of the SpideRX in the U.S. and continued market penetration internationally, partially offset by sales declines in older generation products. Net sales of our procedural support and other products increased 21.5% to $35.4 million in 2006 compared to 2005, largely due to increased market penetration of PTA balloon catheters in the United States. We believe that our stent and embolic protection sales will continue to lead the growth in our cardio peripheral segment. We expect our cardio peripheral net sales to increase in 2007 as a result of market growth, further market penetration by products launched during 2005 and 2006, as well as the introduction of new products during 2007.

Net sales of neurovascular products.   Net sales of our neurovascular products increased 51.1% to $81.3 million in 2006 compared to $53.8 million in 2005, primarily as a result of increased market penetration of the Onyx Liquid Embolic System and Nexus coils, as well as continued penetration by our microcatheters and occlusion balloon systems. Sales of our embolic products increased 73.6% to $39.0 million in 2006 compared to 2005 primarily due increased market penetration of the Onyx liquid embolics for the treatment of brain AVMs since its United States launch in July 2005, volume increases in the Onyx liquid embolics internationally and volume increases in the Nexus family of embolic coils.  Sales of our neuro access and delivery products increased 35.0% to $42.3 million in 2006 compared to 2005 largely as a result of volume increases across multiple product lines, including the Echelon microcatheters and the HyperForm and HyperGlide occlusion balloon systems. We expect our neurovascular sales to increase in 2007 due to market growth, additional market penetration by products launched during 2005 and 2006, and the introduction of new products during 2007.

Net sales by geography.   Net sales in the United States increased 68.7% to $121.2 million in 2006 compared to $71.8 million in 2005. International sales increased 31.4% to $81.2 million in 2006 compared to $61.8 million in 2005 and represented 40.1% of company-wide sales in 2006 compared to 46.3% in 2005. International sales include a favorable currency impact of approximately $443 thousand compared to 2005, principally resulting from the performance of the Euro against the U.S. dollar. Our direct sales force operations in Europe produced net sales of $48.4 million which represented 60.5% of the total international net sales growth, with the remainder coming from our distribution operations in the Asia Pacific, Canada, Latin America and Middle East markets. The sales growth in our international markets was primarily a result of new product introductions and increased product penetration.

Cost of goods sold.   As a percentage of net sales, cost of goods sold decreased to 35.2% of net sales in the year ended December 31, 2006 compared to 41.2% in the year ended December 31, 2005. This decrease was primarily attributable to our continued growth in sales volume, ongoing investments in in-house manufacturing capabilities and cost savings achieved related to facility consolidation and our implementation and use of lean manufacturing concepts. In our cardio peripheral segment, cost of goods sold as a percentage of net sales decreased to 43.1% in year ended December 31, 2006 compared to 48.3% in the year ended December 31, 2005 primarily attributable to on-going investments in in-house manufacturing capabilities, facility consolidation and increased sales volume. In our neurovascular segment, cost of goods sold as a percentage of net sales decreased to 23.5% in year ended December 31, 2006 compared to 30.7% in the year ended December 31, 2005 due in part to the consolidation of our neurovascular manufacturing operations into our Irvine, California facility during the second quarter of 2005. Our increased production volumes and on-going cost savings programs also contributed to the decrease. We expect cost of goods sold as a percentage of net sales to continue to decline during 2007 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives, offset in part by royalty payments required under the license agreement with Medtronic and anticipated conversion costs associated with new product launches occurring during 2007.

Sales, general and administrative expense.   Sales, general and administrative expenses increased 8.7% to $141.8 million in 2006 compared to $130.4 million in 2005. The increase was due to a $2.7 million increase in non-cash stock-based compensation costs, increased International distribution costs of $1.1 million related to rent and freight costs, increases in general staffing levels and higher selling expenses related to the expansion of our neurovascular sales force. New product introductions also contributed to the increase in the year ended December 31, 2006. Although these expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 70.0% in 2006 compared to 97.6% of net sales in 2005. We expect sales, general and administrative expenses to increase in total when compared to 2006 but continue to decline as a percentage of net sales as we believe that our current infrastructure can support a higher level of sales.

Research and development.   As a percentage of net sales, research and development expense decreased to 13.2% for the year ended December 31, 2006 compared to 29.4% in 2005. This reduction was due to the increase in net sales combined with a decrease in clinical study expenses related to the completion of certain clinical trials in 2005. The decrease in clinical costs was partially offset by increased spending on certain internal development efforts. We expect research and development spending to increase in 2007 as we have multiple clinical trials planned for 2007.

Amortization of intangible assets.   Amortization of intangible assets increased 61.4% to $17.2 million in 2006 compared to $10.7 million in 2005. This increase was primarily a result of additional amortizable intangible assets recorded as part of our acquisition of the remaining outstanding shares of MTI in January 2006. We expect the amortization of intangibles assets in 2007 to remain consistent with 2006 levels.

Acquired in-process research and development.   During 2006, we incurred a charge of $1.8 million for acquired in-process research and development as a result of our acquisition of the outstanding shares of MTI that we did not already own. During 2005, we incurred a charge of $868 thousand for acquired in-process research and development as a result of The Vertical Group’s contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC. For additional discussion of this amount, see Note 4 to our consolidated financial statements included elsewhere in this report.

Gain on sale of investments, net.   Gain on sale of investments, net was $1.1 million in 2006 compared to $4.6 million in 2005. In 2006, we received a final $910 thousand milestone payment related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. and a $153 thousand milestone payment related to the 2005 sale of Genyx Medical, Inc. In 2005, we received a $3.7 million milestone payment related to the sale of our investment in Genyx Medical, Inc. and received a $878 thousand milestone payment related to our 2002 sale of our investment in Enteric Medical Technologies, Inc.

Interest (income) expense, net.   Interest (income) expense net is comprised of the following:

	2006	2005
Interest income	$(2,469)	$(2,475)
Interest expense	774	12,391
Interest (income) / expense	$(1,695)	$9,916

Net interest income was $1.7 million in the year ended December 31, 2006 compared to net interest expense of $9.9 million in 2005. A portion of the net proceeds from our initial public offering in June 2005 were invested in short-term, investment grade, interest-bearing securities contributing interest income of $2.5 million during the full year 2006. We also used a portion of the net proceeds to reduce our financing balance to zero resulting in a reduction of interest expense.

Other (income) expense, net.   Other (income) expense, net was income of $2.1 million in 2006 compared to expense of $3.4 million in 2005. This change was primarily related to improvements in foreign exchange gains (losses) in 2006 compared to 2005.

Income tax expense.   We incurred a modest income tax expense in 2006 related to certain of our European sales offices. We recorded no provision for U.S. income taxes in 2006 or in 2005 due to our history of operating losses.

Accretion of preferred membership units to redemption value.   Accretion of preferred membership units to redemption value was recorded up to the date of our initial public offering in June 2005, at which time all preferred units were converted into common shares.

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

Net sales of neurovascular products.   Net sales of our neurovascular products increased 61.2% to $53.8 million in 2005 compared to $33.4 million in 2004, primarily as a result of volume increases in the NXT family of embolic coils and continued penetration by our microcatheters and occlusion balloon systems. Also contributing are the FDA approval and United States launch of the Onyx liquid embolic system for the treatment of brain AVMs in July 2005 and volume increases in the Onyx liquid embolics internationally. Sales of our neuro access and delivery products increased 50.7% to $31.3 million in 2005 compared to 2004 largely as a result of volume increases across multiple product lines, including the Echelon microcatheters, the Marathon microcatheter, and the Hyper Form and HyperGlide occlusion balloon systems. Sales of our embolic products increased 78.5% to $22.5 million in 2005 compared to 2004 primarily due to the July 2005 U.S. launch of the Onyx liquid embolics for the treatment of brain AVMs, volume increases in the Onyx liquid embolics internationally and volume increases in the NXT family of embolic coils.

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

Research and development.   Research and development expense increased 0.9% to $39.3 million in 2005 compared to $38.9 million in 2004. This increase was primarily due to a $4.7 million increase in product development expenses, partially offset by a $3.8 million reduction in clinical expenses related to the completion of certain clinical trials and other reductions in regulatory expenses in our cardio peripheral segment. Research and development expenses, as a percentage of net sales, decreased to 29.4% for 2005 from 45.1% in 2004.

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

(Gain) loss on sale or disposal of assets, net.   We incurred a loss on sale or disposal of assets of $200 thousand in 2005. In 2004, our net gain on sale of assets resulted from a gain of $14.4 million recognized on the sale of intellectual property originally obtained in our acquisition of MitraLife during 2002.

Acquired in-process research and development.   During 2005, we incurred a charge of $868 thousand for acquired in-process research and development as a result of The Vertical Group’s contribution to ev3 LLC of shares of MTI. This contribution was accounted for under the purchase method of accounting based upon the proportionate ownership contributed to ev3 LLC. For a discussion of this amount, see Note 4 to our consolidated financial statements included in this annual report on Form 10-K. We did not incur charges for acquired in-process research and development expense during 2004.

Gain on sale of investments, net.   Gain on sale of investments, net was $4.6 million in 2005 compared to $1.7 million in 2004. In 2005, we received a $3.7 million milestone payment related to the sale of our investment in Genyx Medical, Inc. and received a $878 thousand milestone payment related to our 2002 sale of our investment in Enteric Medical Technologies, Inc. In 2004, we received a $1.7 million milestone payment relating to our 2002 sale of our investment in Enteric Medical Technologies, Inc.

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

Income tax expense.   We incurred a modest income tax expense in 2005 and 2004 related to certain of our European sales offices. We recorded no provision for U.S. income taxes in 2005 or in 2004 due to our history of operating losses.

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

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data	2006	2005
	(dollars in thousands)
Cash and cash equivalents	$24,053	$69,592
Short term investments	14,700	12,000
Total current assets	135,845	151,675
Total assets	352,826	296,828
Total current liabilities	41,767	37,671
Total liabilities	47,592	38,523
Total stockholders’ equity	305,234	245,455

Contractual cash obligations.   At December 31, 2006, we had contractual cash obligations and commercial commitments as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousand)
Notes Payable	$7,500	$2,143	$4,286	$1,071	$—
Purchase commitments(1)	32,744	32,744	—	—	—
Operating leases(2)	11,194	3,929	5,689	1,576	—
Total	$51,438	$38,816	$9,975	$2,647	$—

(1)          Represents commitments for minimum inventory purchases related to our distribution agreement with Invatec. We do not have any other significant purchase obligations for the delivery of goods or services or other commercial commitments. These payments are denominated in Euros and were translated in the tables above based on the respective U.S. dollar exchange rate at December 31, 2006. On February 15, 2007, we entered into a modification of our distribution agreement which reduced these future minimum purchase commitments. For the reduced future minimum purchase commitments, see Note 17 to the consolidated financial statements included elsewhere in this report.

(2)          The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain office space, warehouse space, computers and vehicles. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2006. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, or GAAP, our operating leases are not recognized in our consolidated balance sheet.

Financing history.   We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $128.7 million, have resulted in an accumulated deficit of $614.6 million as of December 31, 2006. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses. We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg Pincus and Vertical. In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses. We invested the remaining portion of the net proceeds in short-term, investment-grade, interest-bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. See Part II, Item 5 under the heading “Use of Proceeds” included elsewhere in this report.

Cash, cash equivalents and short-term investments.   Our cash, cash equivalents and short-term investments available to fund current operations were $38.8 million and $81.6 million at December 31, 2006 and 2005, respectively. We expect our cash balances to decrease as we continue to use cash to fund our operations.

Credit facility.   On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., which we refer to as the “borrowers”, entered into a Loan and Security Agreement, which we refer to as the loan agreement, with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. Pursuant to the terms of the loan agreement and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million. Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Amounts outstanding under the equipment line as of December 31, 2006 are payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007. As of December 31, 2006, we had $7.5 million in outstanding borrowings under the equipment line and no outstanding borrowings under the revolving line of credit; however, we had approximately $1.0 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $29.0 million.

Both the revolving line of credit and equipment financing are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by us. and all of our domestic direct and indirect subsidiaries. The loan agreement requires the borrowers to maintain a specified liquidity ratio and a tangible net worth level. The loan agreement imposes certain limitations on the borrowers, their subsidiaries and us, including without limitation, limitations on their ability to: (i) transfer all or any part of their business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens with respect to any of their properties; (vi) pay dividends or make any other distribution on or purchase of, any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations. The loan agreement requires us to maintain on deposit or invested with SVB or its affiliates the lesser of $15.0 million or 50% of our aggregate cash and cash equivalents. The borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line.

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

Operating activities.   Cash used in operations during the year ended December 31, 2006 was $46.9 million compared to $131.8 million in 2005, reflecting primarily our net loss and increased working capital requirements during both periods. In 2006, our net loss included approximately $31.8 million of non-cash charges for depreciation and amortization, acquired in-process research and development and stock-based compensation expense as compared with $20.6 million in 2005. We expect that operations will continue to use cash during the first nine months of 2007.

Investing activities.   Cash used in investing activities was $16.0 million and $25.3 million in 2006 and 2005, respectively. During 2006 we purchased property and equipment totaling $12.0 million, patents and licenses totaling $3.5 million and of short-term investments totaling $6.8 million. These cash payments were partially offset by proceeds from short-term investments and proceeds from the sale of investments in

2006. During 2005, we purchased property and equipment totaling $13.2 million and short-term investments totaling $12.0 million. We also made a milestone payment related to a previous acquisition in the amount of $3.7 million and incurred $1.9 million in merger related costs. These cash payments in 2005 were partially offset by the receipt of $3.7 million from the sale of certain assets by Genyx Medical, Inc., in which MTI held a minority interest, the receipt of a $878 thousand milestone payment related to the 2002 sales of an investment in Enteric Medical Technologies, Inc. and the receipt of $2.1 million related to the return of acquisition consideration resulting from a settlement of an acquisition dispute. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment and to incur approximately $14.0 million in capital expenditures during 2007.

Financing activities.   Cash provided by financing activities was $16.9 million during the year ended December 31, 2006 generated primarily from proceeds of stock option exercises and proceeds from borrowings on our equipment term loan with Silicon Valley Bank. During 2005, cash provided by financing activities was $206.7 million and consisted of $154.9 million of net proceeds received from our initial public offering of our common stock, inclusive of the underwriters’ exercise of their over-allotment option on July 20, 2005, and proceeds of $49.1 million from the issuance of demand notes.

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

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace competing technologies, market and regulatory developments, and the future course of intellectual property litigation. We believe that the resources generated from our initial public offering, together with funds available under our revolving credit facility, are sufficient to meet our liquidity requirements through at least the next 12 months. In the event that we require additional working capital to fund future operations and any future acquisitions, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors or sell additional shares of stock or other equity securities. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio. See “Item 3. Legal Proceedings” and Note 3 and Note 17 to our consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. Our most significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this report. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are updated as appropriate.

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

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Generally, all stock-based compensation is amortized on a straight-line basis over the respective requisite service periods, which are generally the vesting periods.

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

See Note 2 and Note 14 to our consolidated financial statements for further information regarding our SFAS 123(R) disclosures.

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

Our accounts receivable balance was $45.1 million and $28.5 million, net of accounts receivable allowances, comprised of both allowances for doubtful accounts and sales returns, of $3.9 million and $3.6 million at December 31, 2006 and 2005, respectively.

Excess and Obsolete Inventory

We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical turnover and assumptions about future demand for our products and market conditions. Our industry is characterized by regular new product development, and as such, our inventory is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimate and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold. Our reserve for excess and obsolete inventory was $4.7 million and $4.0 million at December 31, 2006 and 2005, respectively.

Valuation of Acquired In-Process Research and Development, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by U.S. GAAP. In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates that may change over time. During 2006, we recorded an in-process research and development charge of $1.8 million related to the January 6, 2006 acquisition of the remaining minority interest in MTI.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in-process research and development, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $149.1 million and $94.5 million at December 31, 2006 and 2005, respectively.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from 5 to 10 years. We review these intangible assets for impairment annually during our fourth fiscal quarter or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $40.0 million and $26.2 million at December 31, 2006 and 2005, respectively.

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a full valuation allowance on our net deferred tax assets of $192.0 million and $176.1 million as of December 31, 2006 and 2005, respectively. A portion of the valuation allowance will be recorded as a reduction to goodwill if and when that portion of the deferred tax asset is realized and the related valuation allowance is reversed.

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

Prior to January 1, 2006 and since the beginning of 2003, we accounted for share-based awards under the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” using the modified prospective method of adoption described in SFAS 148. We used the minimum value pricing model for measuring the fair value of our options granted through the first quarter 2005, which does not take into consideration volatility. In accordance with SFAS 123, subsequent to April 5, 2005, the date of our initial filing of the registration statement relating to our initial public offering with the SEC, we used the Black-Scholes method, including an estimated volatility assumption, to estimate the fair value of all option grants. Expense previously recognized related to options that were cancelled or forfeited prior to vesting was reversed in the period of the cancellation or forfeiture, as allowed under SFAS 123.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 (FSP 123(R)-3), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The implementation of FSP 123(R)-3 did not have a material impact on our results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us on January 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on our results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement.”  This standard provides guidance on using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in 2008; however, early adoption is permitted. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Borrowings under our revolving line of credit bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of December 31, 2006, we had no borrowings under our revolving line of credit and had $7.5 million in borrowings under the equipment line. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $70 thousand on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 29% and 34% of our net sales in 2006 and 2005, respectively, were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 71% and 68% of our net sales denominated in foreign currencies in 2006 and 2005, respectively, were derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen. Our principal exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded a $2.1million foreign currency transaction gain in 2006 and a $3.6 million foreign currency transaction loss in 2005, related to the translation of our foreign denominated net receivables into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As management of ev3 Inc., we are responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for ev3 Inc. and its subsidiaries. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

ev3’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ev3; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ev3 are being made only in accordance with authorizations of management and directors of ev3; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of ev3’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With our participation, management evaluated the effectiveness of ev3’s internal control over financial reporting as of December 31, 2006. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that ev3’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, ev3’s independent registered public accounting firm, audited management’s assessment of the effectiveness of ev3’s internal control over financial reporting and, based on that audit, issued the report which is included elsewhere in this report.

/s/ James M. Corbett	/s/ Patrick D. Spangler
James M. Corbett	Patrick D. Spangler
President and Chief Executive Officer	Chief Financial Officer and Treasurer

March 14, 2007

Further discussion of our internal controls and procedures is included in Item 9A of this report, under the heading “Item 9A. Controls and Procedures.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ev3 Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 8, that ev3 Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ev3 Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ev3 Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ev3 Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the PCAOB (United States), the consolidated balance sheets of ev3 Inc. as of December 31, 2006 and the related consolidated statements of operations, members’ and stockholders’ equity (deficit), and cash flows for the year then ended of ev3 Inc. and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ev3 Inc.

We have audited the accompanying consolidated balance sheets of ev3 Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, members’ and stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ev3 Inc. and subsidiaries at December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements, effective January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”.

We also have audited, in accordance with the standards of the PCAOB (United States), the effectiveness of ev3 Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 8, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ev3 Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, members’ and stockholders’ equity (deficit) and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of ev3 Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 3, 2006

ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share/unit amounts)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$24,053	$69,592
Short-term investments	14,700	12,000
Accounts receivable, less allowance of $3,924 and $3,607 respectively	45,137	28,519
Inventories	42,124	32,987
Prepaid expenses and other assets	7,162	7,042
Other receivables	2,669	1,535
Total current assets	135,845	151,675
Restricted cash	2,022	3,102
Property and equipment, net	24,072	17,877
Goodwill	149,061	94,456
Other intangible assets, net	40,014	26,230
Other assets	1,812	3,488
Total assets	$352,826	$296,828
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,140	$11,716
Accrued compensation and benefits	16,382	14,612
Accrued liabilities	10,102	11,343
Current portion of long-term debt	2,143	—
Total current liabilities	41,767	37,671
Long-term debt	5,357	—
Other long-term liabilities	468	852
Total liabilities	47,592	38,523
Minority interest	—	12,850
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 57,594,742 and 49,350,647 shares issued and outstanding as of December 31, 2006 and 2005, respectively	576	493
Additional paid in capital	919,221	807,032
Accumulated deficit	(614,578)	(562,207)
Accumulated other comprehensive income	15	137
Total stockholders’ equity	305,234	245,455
Total liabilities and stockholders’ equity	$352,826	$296,828

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share/unit amounts)

	For the years ended December 31,
	2006	2005	2004
Net sales	$202,438	$133,696	$86,334
Operating expenses:
Cost of goods sold	71,321	55,094	39,862
Sales, general and administrative	141,779	130,427	103,031
Research and development	26,725	39,280	38,917
Amortization of intangible assets	17,223	10,673	9,863
(Gain) loss on sale of assets, net	162	200	(14,364)
Acquired in-process research and development	1,786	868	—
Total operating expenses	258,996	236,542	177,309
Loss from operations	(56,558)	(102,846)	(90,975)
Other (income) expense:
Gain on sale of investments, net	(1,063)	(4,611)	(1,728)
Interest (income) expense, net	(1,695)	9,916	25,428
Minority interest in loss of subsidiary	—	(2,013)	(13,846)
Other (income) expense, net	(2,117)	3,360	(1,752)
Loss before income taxes	(51,683)	(109,498)	(99,077)
Income tax expense	688	526	196
Net loss	(52,371)	(110,024)	(99,273)
Accretion of preferred membership units to redemption value	—	12,061	23,826
Net loss attributable to common holders	$(52,371)	$(122,085)	$(123,099)
Net loss per common share/unit (basic and diluted)(a)	$(0.93)	$(4.48)	$(57.44)
Weighted average shares/units outstanding(a)	56,585,025	27,242,712	2,142,986

(a)           Net loss per common share/unit attributable to common holders and the weighted average common shares outstanding reflect the June 21, 2005 1-for-6 reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF MEMBERS’ AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except per share/unit amounts)

		Members’	Common Stock			Accumulated Other Comprehensive	Accumulated	Total Members’ and Stockholders’ Equity
	Units	Capital	Shares	Amount	APIC	Income (Loss)	Deficit	(Deficit)
Balance as of January 1, 2004	10,226,196	$35,128	—	$—	$—	$(951)	$(319,849)	$(285,672)
Accretion of preferred membership units	—	—	—	—	—	—	(23,826)	(23,826)
Compensation expense on unit options	—	2,711	—	—	—	—	—	2,711
Exercise of unit options	88,262	88	—	—	—	—	—	88
Members’ contribution	4,979,032	10,000	—	—	—	—	—	10,000
Comprehensive loss:
Net loss						—	(99,273)	(99,273)
Cumulative translation adjustment						(743)	—	(743)
Gain on change in ownership percentage of MTI	—	—	—	—	—	—	2,243	2,243
Comprehensive loss								(97,773)
Balance as of December 31, 2004	15,293,490	$47,927	—	$—	$—	$(1,694)	$(440,705)	$(394,472)
Accretion of preferred membership units	—	—	—	—	—	—	(12,061)	(12,061)
Compensation expense on options	—	1,309	—	—	3,530	—	—	4,839
Exercise of options	502,140	660	49,193	—	430	—	—	1,090
Restricted stock grant	—	—	185,000	2	(2)	—	—	—
Members’ contribution	3,004,332	8,404	—	—	—	—	—	8,404
Conversion of preferred /common member ship units	(18,799,962)	(58,300)	83,918,016	839	323,550	—	—	266,089
1-for-6 reverse common stock split	—	—	(69,931,666)	(699)	699	—	—	—
Contribution of demand notes	—	—	23,159,304	231	323,999	—	—	324,230
Common stock issued in conjunction with initial public offering	—	—	11,970,800	120	154,826	—	—	154,946
Comprehensive loss:
Net loss						—	(110,024)	(110,024)
Cumulative translation adjustment						1,831	—	1,831
Gain on change in ownership percentage of MTI	—	—	—	—	—	—	583	583
Comprehensive loss								(107,610)
Balance December 31, 2005	—	$—	49,350,647	$493	$807,032	$137	$(562,207)	$245,455
Compensation expense on options and restricted stock	—	—	—	—	6,760	—	—	6,760
Exercise of options	—	—	1,160,594	12	9,924	—	—	9,936
MTI acquisition	—	—	6,997,354	70	95,368	—	—	95,438
Unrestricted stock grants	—	—	28,341	—	393	—	—	393
Restricted stock grant	—	—	74,024	1	(1)	—	—	—
Shares repurchased	—	—	(16,218)	—	(255)	—	—	(255)
Comprehensive loss:
Net loss						—	(52,371)	(52,371)
Cumulative translation adjustment						(122)	—	(122)
Comprehensive loss								(52,493)
Balance December 31, 2006	—	$—	57,594,742	$576	$919,221	$15	$(614,578)	$305,234

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share/unit amounts)

	For the years ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(52,371)	$(110,024)	$(99,273)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,878	14,816	15,112
Provision for bad debts	728	650	1,163
Provision for inventory obsolescence	3,787	4,037	1,403
Acquired in-process research and development	1,786	868	—
(Gain) loss on disposal of assets	162	200	(14,354)
Amortization of beneficial conversion feature and non-cash interest expense	—	—	6,885
Gain on sales of investments	(1,063)	(4,611)	(1,728)
Stock compensation expense	7,153	4,873	2,732
Minority interest in loss of subsidiary	—	(2,013)	(13,846)
Change in operating assets and liabilities:
Accounts receivable	(17,362)	(10,477)	(3,688)
Inventories	(12,287)	(14,712)	(5,169)
Prepaids and other assets	(619)	4,177	(8,643)
Accounts payable	1,186	3,804	885
Accrued expenses and other liabilities	(890)	882	(344)
Change in accrued interest on demand notes payable	—	(24,319)	18,736
Net cash used in operating activities	(46,912)	(131,849)	(100,129)
Investing activities
Purchase of short-term investments	(6,750)	(12,000)	—
Proceeds from sale of short-term investments	4,050	—	—
Purchase of property and equipment	(11,983)	(13,216)	(3,172)
Purchase of patents and licenses	(3,516)	(1,677)	(1,327)
Proceeds from sale of assets	69	17	15,317
Proceeds from sale of investments	1,063	4,611	1,728
Acquisitions, net of cash acquired	(70)	(5,703)	(3,750)
Return of acquisition consideration	—	2,124	—
Change in restricted cash	1,116	(266)	(209)
Other		841
Net cash (used in) provided by investing activities	(16,021)	(25,269)	8,587

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands, except per share/unit amounts)

	For the years ended December 31,
	2006	2005	2004
Financing activities
Proceeds from initial public offering, net	$—	$154,946	$—
Issuance of demand notes payable	—	49,100	67,684
Proceeds from long-term debt	7,500	—	—
Payments on capital lease obligations	(123)	(29)	—
Members equity contributions	—	—	10,000
Proceeds from issuance of notes payable, net of costs	—	—	11,008
Proceeds from exercise of stock options	9,936	1,090	88
Proceeds from issuance of subsidiary stock to minority shareholders	—	1,041	424
Proceeds from term financing	—	600	—
Debt issuance costs	(118)	—	—
Other	(255)	—	(1,243)
Net cash provided by financing activities	16,940	206,748	87,961
Effect of exchange rate changes on cash	454	(169)	87
Net (decrease) increase in cash and cash equivalents	(45,539)	49,461	(3,494)
Cash and cash equivalents, beginning of period	69,592	20,131	23,625
Cash and cash equivalents, end of period	$24,053	$69,592	$20,131
Supplemental cash flow information:
Cash paid for interest	$626	$36,581	$87
Cash paid for income taxes	$570	$24	$74
Supplemental non-cash disclosure:
Reclassification of demand notes from current liabilities to long-term debt	$—	$—	$299,453
Financed insurance premiums (see Note 17)	3,500	—	—
Net assets acquired in conjunction with MTI step acquisition (see Note 4)	95,438	8,404	—
Contribution of demand notes payable upon initial public offering (see Note 11)	—	324,230	—
Preferred membership units converted to common stock upon initial public offering (see Note 13)	$—	$266,089	$—

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share/unit amounts)

1.   Organization and Description of Business

ev3 Inc. (“we,” “our” or “us”) is a global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders. We develop, manufacture and market a wide range of products that include stents, embolic protection devices, thrombectomy devices, balloon angioplasty catheters, foreign object retrieval devices, guidewires, embolic coils, liquid embolics, microcatheters and occlusion balloon systems. We market our products in the United States, Europe, Canada and Japan through a direct sales force, and through distributors in certain other international markets.

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

Prior to the consummation of our initial public offering on June 21, 2005, we amended and restated our certificate of incorporation to authorize 100,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. On June 21, 2005, immediately prior to our initial public offering, we completed a one-for-six reverse stock split of our outstanding common stock. All share/unit and per share/unit amounts for all periods presented in these consolidated financial statements reflect this split.

On May 26, 2005, Warburg Pincus and The Vertical Group, L.P. and certain of its affiliates (“Vertical”) contributed all of its shares of MTI’s common stock to ev3 LLC in exchange for common membership units.

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

At December 31, 2005, there was a minority interest of 30% in MTI. As described in Note 4, on January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of MII with and into MTI. MTI was the surviving entity and, as a result of this merger, became our wholly owned subsidiary.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and other subsidiaries in which we maintain a controlling interest. All significant intercompany balances and transactions have been eliminated. At December 31, 2006, MTI was a wholly owned subsidiary (see Note 4). At December 31, 2005, there was a minority interest of 30% in MTI. Prior to our acquisition of the remaining outstanding shares of MTI that we did not already own, the minority shareholders of MTI had the right to receive their proportionate share of MTI’s equity and in turn absorb a proportionate share of MTI’s losses.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of capital leases and leasehold improvements is provided on a straight-line basis over the estimated lives of the related assets or the life of the lease, whichever is shorter, and generally ranges from three to seven years. Machinery and other equipment are depreciated over three to ten years, computer hardware and software are depreciated over three to five years, furniture and fixtures over five to seven years. Construction in process is not depreciated until the related asset is placed in service.

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

Investments

We have made certain strategic investments in companies of less than 20% of their outstanding equity interests, and in various stages of development and account for these investments under the cost method of accounting. The valuation of investments accounted for under the cost method is based on all available financial information related to the investee, including valuations based on recent third party equity investments in the investee. If an unrealized loss on any investment is considered to be other than temporary, the loss is recognized in the period the determination is made. All investments are reviewed for changes in circumstances or occurrence of events that suggest our investment may not be recoverable.

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

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred and recorded as a component of sales, general and administrative expense in the consolidated statement of operations. Such expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $2.5 million, $2.2 million and $1.6 million, respectively. Shipping and handling amounts, if any, billed to customers are included in net sales.

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

Foreign Currency Translation

The local currency is generally designated as the functional currency for our international operations. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income.

Gains and losses on foreign currency transactions are included in “other (income) expense” in the consolidated statements of operations. Foreign currency transactions resulted in transaction gains of $2.1 million for the year ended December 31, 2006, transaction losses of $3.6 million for the year ended December 31, 2005 and transaction gains of $1.9 million for the year ended December 31, 2004.

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

Loss per Membership Share/Unit

Basic loss per membership share /unit (referred to as “share” hereafter) is computed based on the weighted average number of common shares outstanding. Diluted loss per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares we could have repurchased with the proceeds from the potentially dilutive shares. Potentially dilutive shares include share options and other share-based awards granted under share-based compensation plans. For the years ended December 31, 2006, 2005 and 2004, all potential common shares were anti-dilutive. Accordingly, diluted loss per share is equivalent to basic loss per share.

Comprehensive Loss

Comprehensive loss consists of net loss, the effects of foreign currency translation and, prior to fiscal 2006, gains on changes of interest related to ownership changes in MTI.

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

Accounting for Stock-Based Compensation-Transition and Disclosure.

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

	Year Ended December 31,
	2006	2005		2004
	ev3 Inc.	ev3 Inc.	MTI	ev3 Inc.	MTI
Risk free interest rate	4.7%	3.8%	4.0%	3.5%	3.7%
Expected forfeiture rate	4.5 - 5.0%	—	—	—	—
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	49.1%	50.0%	56.0%	—	63.0%
Expected option term	3.75 years	4 years	4 years	5 years	4 years

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

The following table summarizes the stock-based compensation expense for employees and non-employees recognized in the income statement for each period:

	Year Ended December 31,
	2006	2005	2004
Stock Based Compensation Charges:
Cost of goods sold	$630	$653	$223
Sales, general and administrative	5,868	3,141	1,883
Research and development	655	1,079	626
Total Stock Based Compensation Charges	$7,153	$4,873	$2,732

Fiscal Year

We operate on a manufacturing calendar with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us on January 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on our results of operations and financial condition.

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

3.   Liquidity and Capital Resources

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

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. Pursuant to the terms of the Loan Agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million. Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment line bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Amounts outstanding under the equipment line as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007. As of December 31, 2006, we had $7.5 million in outstanding borrowings under the equipment line and no outstanding borrowings under the revolving line of credit; however, we had approximately $1.0 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $29.0 million.

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

The Loan Agreement contains customary loan covenants and events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement may be accelerated. As of December 31, 2006, we were in compliance with all loan covenants under the Loan Agreement.

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

4.   MTI Step Acquisition

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

Prior to acquiring the outstanding shares of MTI that we did not already own on January 6, 2006, we, through our wholly owned subsidiary, MII, acquired a controlling interest in MTI in various step investments commencing in 2001. MTI was a publicly held Delaware corporation that develops, manufactures and markets minimally invasive medical devices for diagnosis and treatment primarily of neurovascular diseases. We held an approximate interest in MTI of 70.0% and 66.0% at December 31, 2005 and 2004, respectively.

We made an additional investment in MTI in 2005. The investment was accounted for using the step acquisition method prescribed by ARB 51, Consolidated Financial Statements. Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired.

On May 26, 2005, all of the shares of MTI’s common stock directly held by Warburg Pincus and Vertical were contributed to ev3 LLC in exchange for 10,804,500 and 3,004,332 common membership units (pre-split basis), respectively. These common membership units were subsequently converted into shares of our common stock in connection with the subsequent merger of ev3 LLC with and into ev3 Inc. on June 21, 2005. MTI shares contributed by Warburg Pincus, representing a 15.7% interest in MTI, have been accounted for as a transfer of assets between entities under common control and the consolidated financial statements give effect to the contribution by Warburg Pincus as though such contributions occurred in 2003 and 2004 when Warburg Pincus acquired its interest in MTI. Shares of MTI contributed by Vertical, representing a 4.3% interest, have been accounted for under the purchase method of accounting at the date of the contribution by Vertical.

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

The following table presents the purchase price for the additional investment in 2005:

2005
Fair value of shares issued	$8,404
Cash paid	—
Interest acquired in historical book value of MTI	(2,021)
Excess purchase price over historical book values	$6,383

The following summarizes the allocation of the excess purchase price over historical book values arising from the additional investment:

2005
Inventory	$104
Developed technology	2,043
Customer relationships	894
Trademarks and tradenames	458
Acquired in-process research and development	868
Goodwill	2,066
Accrued liabilities	(50)
Total	$6,383

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

To the extent that investments in MTI by third party investors reduced our ownership interest, the difference between the carrying value of the interest indirectly sold by us, and the consideration paid by the third party investor is considered a change in interest transaction. We have adopted an accounting policy of recording change of interest gains or losses within equity as part of comprehensive income (loss) as permitted by Staff Accounting Bulletin (“SAB”) 5H. Change of interest gains recorded in equity were $583 thousand and $2.2 million in the years ended December 31, 2005 and 2004, respectively.

In 2005, we incurred $1.9 million of acquisition related costs associated with the purchase of the outstanding shares of MTI that we did not already own.

5.   Short-term investments

Short-term investments consist of debt securities, which have investment grade credit ratings. The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses, if any, excluded from earnings and reported in other comprehensive income. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date. The short-term investments consist of floating rate taxable municipal bonds with maturities from 2019 to 2036. We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par. As of December 31, 2006 and 2005, our cost approximated fair value related to these investments.

6.   Inventories

Inventory consists of the following:

	December 31,
	2006	2005
Raw materials	$7,100	$5,823
Work-in-progress	3,271	1,944
Finished goods	36,478	29,195
	46,849	36,962
Inventory reserve	(4,725)	(3,975)
Inventory, net	$42,124	$32,987

7.   Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Machinery and equipment	$20,472	$14,222
Office furniture and equipment	11,440	10,669
Leasehold improvements	9,750	6,596
Construction in progress	2,040	2,916
	43,702	34,403
Less:
Accumulated depreciation and amortization	(19,630)	(16,526)
Property and equipment, net	$24,072	$17,877

Depreciation and amortization expense for property and equipment for the years ended December 31, 2006, 2005 and 2004 was $5.6 million, $4.1 million and $4.2 million, respectively.

8.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2006 and 2005 were as follows:

	Cardio Peripheral	Neuro- vascular	Total
Balance as of January 1, 2005	73,431	21,083	94,514
Settlement of litigation over purchase price adjustments	(2,124)	—	(2,124)
Goodwill related to May MTI step acquisition	—	2,066	2,066
Balance as of December 31, 2005	71,307	23,149	94,456
Goodwill related to acquisition of MTI common stock	—	54,605	54,605
Balance as of December 31, 2006	$71,307	$77,754	$149,061

Other intangible assets consist of the following:

		December 31,
	Weighted	2006			2005
	average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	5.0	$11,435	$(4,009)	$7,426	$8,390	$(3,300)	$5,090
Developed technology	6.0	63,616	(40,119)	23,497	48,068	(29,951)	18,117
Trademarks and tradenames	7.0	5,122	(2,634)	2,488	3,093	(1,721)	1,372
Customer relationships	5.0	16,094	(9,491)	6,603	6,131	(4,480)	1,651
Other intangible assets		$96,267	$(56,253)	$40,014	$65,682	$(39,452)	$26,230

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight line basis. Customer relationships are amortized using accelerated methods that approximate the pattern of economic benefit.

Total amortization of intangible assets was $17.2 million, $10.7 million and $9.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Based on the intangible assets in service as of December 31, 2006, estimated amortization expense for the next five years ending December 31 is as follows:

2007	$11,361
2008	7,777
2009	5,045
2010	3,901
2011	2,487

9.   Investments

We had a licensing agreement and an approximate 14% interest in Genyx Medical, Inc. (“Genyx”). The carrying value of our investment in Genyx was fully written off and reduced to $0 as of December 31, 2004, and we had no obligation to fund Genyx’s operations. In January 2005, we sold our interest in Genyx and recorded a gain of $3.7 million. During the second quarter 2006, we received a milestone payment of $153 thousand related to the sale of our investment in Genyx, and a milestone payment of $910 thousand related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. (“Enteric”). This was the final milestone payment related to the sale of our investment in Enteric. During the second quarter 2005, we received an $878 thousand milestone payment related to the 2002 sale of our investment in Enteric. These amounts are included in the “Gain on sale of investments, net” caption in the Other Income/Expense section of the income statement.

10.   Accrued Liabilities

Accrued liabilities consist of the following:

	December 31
	2006	2005
Accrued professional services	$1,900	$1,043
Accrued clinical studies	359	3,633
Office closure	345	391
Accrued other	7,498	6,276
Total accrued liabilities	$10,102	$11,343

11.   Notes Payable

Long-term debt consists of the following (in thousands):

	December 31
	2006	2005
Equipment term loan	$7,500	$—
Less: current portion	(2,143)	—
Total long-term debt	$5,357	$—

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

Annual maturities of our long-term debt at December 31, 2006 are as follows (in thousands):

2007	$2,143
2008	2,143
2009	2,143
2010	1,071
Total	$7,500

Endovascular Notes Payable

Endovascular issued demand notes to Warburg Pincus and Vertical in order to obtain the necessary funds to complete acquisitions, meet working capital requirements and fund operating losses prior to the company’s initial public offering. At June 21, 2005, the closing date of our initial public offering, Endovascular had outstanding $316.0 million aggregate principal amount of demand notes plus $44.7 million of accrued and unpaid interest thereon. These notes were payable to Warburg Pincus, our majority stockholder, and Vertical, our second largest stockholder. Immediately prior to our initial public offering, we issued 21,964,815 and 1,194,489 shares of common stock to Warburg Pincus and Vertical, respectively, in exchange for their contribution of $324.2 million principal amount of the demand notes and a portion of the accrued and unpaid interest thereon. Upon successful consummation of our initial public offering, we utilized $36.5 million of the net proceeds to reduce our financing balance to zero at June 21, 2005. The notes provided for interest at 8% per annum and interest expense totaled $12.2 million and $18.7 million for the years ended December 31, 2005 and 2004, respectively.

12.   Interest (Income) / Expense

Interest income and interest expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Interest income	$(2,469)	$(2,475)	$(388)
Interest expense	774	12,391	25,816
Interest (income) / expense	$(1,695)	$9,916	$25,428

13.   Members’ Equity and Redeemable Convertible Preferred Membership Units

ev3 LLC, when it was formed, authorized and issued 733,455 Common Membership Units (Common), 24,040,718 Class A Preferred Membership Units (Class A) and 41,077,336 Class B Preferred Membership Units (Class B). The Class A units were issued in exchange for 100% of the outstanding units of MII, and the Class B units and Common units were exchanged for 100% of the outstanding preferred and common shares of Endovascular. This exchange has been reflected retroactively in the consolidated financial statements.

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

In connection with the merger of ev3 LLC with and into ev3 Inc., 24,040,718 Class A preferred membership units of ev3 LLC with a carrying value of $98.7 million and 41,077,336 Class B preferred membership units of ev3 LLC with a carrying value of $167.4 million were converted into common membership units of ev3 LLC, and subsequently into shares of our common stock, on a 1:1 basis. The newly converted shares were then subject to a 1-for-6 reverse stock split (See Note 1).

The preferred units were accreted to their liquidation value at the first redemption date with the accretion in the value of the preferred units recorded as a charge to the accumulated deficit until the date of conversion in common equity.

14.   Equity Based Compensation Plans

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

Upon consummation of our initial public offering, the ev3 LLC 2003 Incentive Plan was terminated with respect to options available for grant that were not granted prior to the offering. Prior to our January 6, 2006 acquisition of the remaining outstanding shares of MTI that we did not already own, MTI had a 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan and a 1996 Stock Incentive Plan. As a result of the merger of MII with and into MTI, the outstanding options issued under these MTI plans were converted into options to purchase an aggregate of 2,449,905 shares of our common stock. MTI also had an Employee Stock Purchase Plan, which was terminated effective December 31, 2005 (see Note 4).

In addition to our 2005 Incentive Stock Plan, we maintain the ev3 Inc. Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of our common stock available for issuance under the ESPP is 750,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on January 1 and July 1 of each year; provided, however, that the compensation committee of the board of directors may decide in its sole discretion when to commence the first offering period so long as such offering period is commenced within 12 months of the date the ESPP was first approved by the board of directors, which was an February 13, 2006.  The first offering period will commence on January 1, 2007. The purchase price of the shares will be 85% of the lower of the fair market value of our common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  We expect the ESPP to be compensatory for financial reporting purposes.

A summary of option activity for all plans (dollars in thousands, except per share amounts) during the year ended December 31, 2006 is as follows:

	Awarded Shares Outstanding	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2006	3,638,309	$11.41
MTI options converted to ev3 options as a result of the merger	2,449,905	$9.75
Granted:
Options to purchase common stock	1,321,355	$16.25
Exercised	(1,162,282)	$8.55
Forfeited	(834,163)	$11.54
Expired	(53,876)	$15.17
Balance at December 31, 2006	5,359,248	$12.47	$26,863
Options exercisable at December 31, 2006	2,648,168	$11.08	$17,518

A summary of the weighted average grant date fair value of options granted under all plans for each period is as follows:

	Year Ended December 31,
	2006	2005		2004
	ev3 Inc.	ev3 Inc.	MTI	ev3 Inc.	MTI
Weighted average grant date fair value of options issued:
At market	$7.11	$6.05	$1.95	—	$2.02
Below market	—	$5.05	$1.86	$4.68	—
Above market	—	—	—	$0.24	—

As of December 31, 2006, the total compensation cost for nonvested options not yet recognized in our statements of operations was $16.2 million, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.6 years.

The intrinsic value of a stock option award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $9.1 million during the year ended December 31, 2006.

For options outstanding and exercisable at December 31, 2006, the exercise price ranges and average remaining lives were as follows:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Outstanding	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price Per Share
$0.36 - $8.81	751,968	$6.90	6.8 years	541,590	$6.47
$8.82	1,315,333	$8.82	6.9 years	982,105	$8.82
$8.94 - $14.70	1,956,007	$13.57	8.0 years	831,749	$13.27
$14.93 - $17.01	873,865	$16.24	8.6 years	96,499	$15.85
$17.06 - $229.02	462,075	$20.12	6.3 years	196,225	$23.53
	5,359,248	$12.47	7.5 years	2,648,168	$11.08

A summary of restricted stock awards activity for all plans (dollars in thousands, except per share amounts) during the year ended December 31, 2006 is as follows:

	Awarded Shares Outstanding	Weighted-Average Grant Date Fair Value
Nonvested balance at January 1, 2006	185,000	$14.68
Granted:
Restricted stock awards	85,524	$16.05
Unrestricted stock grant	28,341	—
Vested	(74,591)	$14.38
Forfeited	(6,500)	$17.15
Nonvested balance at December 31, 2006	217,774	$15.42

The value of these shares of restricted stock was measured at the closing market price of our common stock on the grant date. The unamortized compensation expense for these awards was $3.3 million as of December 31, 2006, which will be recognized over the remaining weighted average vesting period of approximately 2.9 years.

During the year ended December 31, 2006, we issued an aggregate of 28,341 shares of stock to key employees in the form of unrestricted stock grants. Of the 28,341 shares of common stock issued to these employees as stock grants, we immediately repurchased an aggregate of 9,268 shares to pay the employees’ withholding or employment-related tax obligations due in connection with the issuance of the stock grants. The value of these stock grants was measured at the closing market price of our common stock on the date of grant. The resulting compensation expense of $393 thousand was recorded in 2006 upon issuance of the shares.

During 2000 and 2001, Warburg Pincus and certain of our employees and directors entered into loan agreements in order for certain employees and directors to buy ownership interests in us. These outstanding loans are considered to be a part of a stock compensation arrangement. Modifications are measured for compensation expense. Additional compensation expense, if any, is recognized over the remaining life of the loan and is immaterial for the years ended December 31, 2006 and 2005. We recognized $937 thousand of compensation expense for the year ended December 31, 2004. The total outstanding principal balance and accrued interest on the notes held by Warburg Pincus and issued by certain of our employees and directors at December 31, 2006 and 2005 was an aggregate of $4.9 million and $5.2 million, respectively.

15.          Defined Contribution Plans

We offer substantially all our employees the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. The general purpose of these plans is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. The Plan provides for a match of 50% of the employees’ pre-tax contribution, up to a maximum of 3% of eligible earnings. The employee is immediately vested in the matching contribution. Compensation expense related to this plan was $2.1 million, $1.3 million and $716 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

Expenses to administer the plans are borne by us and have amounted to approximately $12 thousand, $13 thousand and $24 thousand for the years ended 2006, 2005 and 2004, respectively.

16.          Income Taxes

Following is a reconciliation of the U.S. Federal statutory rate to our effective tax rate:

	For the Years Ended December 31,
	2006	2005	2004
U.S. Federal statutory tax rate	(35.0)%	(34.0)%	(34.0)%
Meals and entertainment	0.6%	0.3%	0.2%
Foreign income taxes	0.9%	3.1%	2.4%
State income taxes	(3.0)%	(5.4)%	(4.4)%
Non-deductible expenses	—	—	3.1%
Change in valuation allowance	39.6%	35.9%	32.5%
Other, net	(1.8)%	0.8%	0.4%
Effective tax rate	1.3%	0.7%	0.2%

The components of ev3 Inc.’s provision for income taxes are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Current:
U.S. .	$0	$0	$0
Foreign	688	525	194
Total Current	688	525	194
Deferred:	0	0	0
Total tax provision	$688	$525	$194

ev3 Inc. had the following deferred tax assets and liabilities as of:

	December 31,
	2006	2005
Deferred Tax Assets:
Inventories	$1,794	$1,070
Tax credit carryforwards	5,182	5,488
Unrealized losses on investments	3,135	3,267
Property and equipment	709	774
Net operating loss carryforwards	170,428	156,139
Other reserves and accruals	2,792	2,776
Capitalized research & development costs	16,588	8,827
Other	3,095	4,258
Valuation allowance	(191,960)	(176,142)
Total Deferred Tax Assets	11,763	6,457
Deferred Tax Liabilities:
Intangible assets	(11,763)	(6,457)
Net deferred tax asset (liability)	$—	$—

We have established a complete valuation allowance against our net deferred tax assets because it was determined by management at both December 31, 2006 and 2005 that it was more likely than not that such deferred tax assets would not be realized. Of the total valuation allowance, $50.5 million will be recorded as a reduction to goodwill if and when that portion of the deferred tax asset is realized and the related valuation allowance is reversed.

At December 31, 2006, ev3 Inc. had U.S. and foreign gross net operating loss carryforwards of $447.4 million (net of $29.9 million expected to expire before utilization due to the Internal Revenue Code (“IRC”) Section 382 limitation). The general time frame of the net operating loss carryforwards expiration is as follows:

U. S.	Foreign	Total	Carryforward Expiration Period
$28,228	$16,995	$45,223	2008 - 2018
108,285	—	108,285	2019 - 2022
263,126	—	263,126	2023 - 2026
—	30,788	30,788	No expiration date
$399,639	$47,783	$447,422

In addition, we currently have $303.3 million in state net operating loss carryforwards. These net operating loss carryforwards will expire in varying amounts between 2007 and 2026.

ev3 Inc. has research and experimentation credit carryforwards for federal and California purposes of approximately $3.3 million and $2.7 million, respectively (collectively net of $1.1 million expected to expire before utilization due to the IRC Section 383 limitation) which will expire between 2011 and 2026. ev3 Inc. also has a manufacturer’s investment credit carryforward for California tax reporting purposes of approximately $164 thousand (net of $20 thousand limited under California law) which will expire between 2007 and 2011.

The acquisitions made during 2001 and 2002 resulted in ownership changes which limit our ability to utilize our net operating loss and credit carryforwards pursuant to IRC Section 382. The closing of a July 2001 financing transaction between MTI and MII resulted in a change in ownership in MTI as defined by IRC Section 382 and similar state provisions. It is also possible that prior to the acquisitions by Endovascular in 2001 and 2002 the acquired companies may have experienced an ownership change. These possible changes would further limit the availability of the acquired company’s attributes. Furthermore, subsequent changes in equity could further limit the utilization of the federal net operating loss and credit carryforwards. Such limitations could result in expiration of carryforward periods prior to utilization of the net operating loss and credit carryforwards. Our initial public offering during 2005 and the acquisition of 100% of MTI in 2006 did not result in an ownership change pursuant to IRC Section 382.

The net operating losses of certain subsidiaries acquired in prior years are subject to the separate return limitation year (“SRLY”) provisions of the Treasury Regulations. Net operating loss carryforwards from these acquisitions may only be used to offset future taxable income generated by these subsidiaries.

The above amounts include the consolidated worldwide balances of the company, including MTI. As ev3 Inc. completed the acquisition of MTI on January 6, 2006, we will include MTI in our consolidated 2006 U.S. tax return. In connection with the purchase accounting related to the final step of the acquisition of MTI, deferred tax liabilities were recorded on certain intangible assets arising from the acquisition. This resulted in a decrease to the net deferred asset of the company and thus a reduction of the valuation allowance.

17.          Commitments and Contingencies

Operating Leases

We lease various manufacturing and office facilities and certain equipment under operating leases.

Total future non-cancelable minimum lease commitments are as follows:

Years ending December 31:
2007	$3,929
2008	2,804
2009	2,885
2010	1,206
2011	370
$11,194

Rent expense related to non-cancelable operating leases for the years ended December 31, 2006, 2005 and 2004 was $4.1 million, $3.9 million and $3.8 million, respectively.

Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2006. These future payments are subject to foreign currency exchange rate risk.

Purchase Obligations

We have entered into a supply agreement with Invatec, which includes minimum purchase obligations over the initial three-year term beginning January 1, 2005. During this period, we are committed to the following minimum inventory purchases:

Years ending December 31:
2007	$32,744

These payments are denominated in Euros and were translated at the respective exchange rate at December 31, 2006. These future payments are subject to foreign currency exchange rate risk. The agreement may be terminated early by either party upon the occurrence of certain events, including by Invatec upon a change of control of ev3 Inc. involving a competitor of Invatec or if ev3 fails to achieve certain minimum annual purchase requirements. In the event Invatec terminates the agreement upon the occurrence of certain events, including a change of control of ev3 Inc. involving a competitor of Invatec, we may be required to pay to Invatec liquidated damages of $5.0 million or $15.0 million, depending on the event causing the termination. In lieu of terminating the agreement for our failure to meet certain minimum annual purchase requirements, Invatec may require us to pay an indemnification amount equal to 80% of the difference between the aggregate minimum annual value of purchases required under the agreement and the total actual purchases of products during the same contractual year.

Subsequent to year end on February 15, 2007, we entered into a termination and settlement agreement with Invatec S.r.l. originally dated June 24, 2004 and further amended effective as of December 31, 2004, pursuant to which the parties mutually agreed to terminate our Existing Distribution Agreement (the “Existing Distribution Agreement”). Under the terms of the termination and settlement agreement, we are not obligated to pay Invatec any liquidated damages in connection with the termination of the existing distribution agreement. Also on February 15, 2007, we executed a new distribution agreement with Invatec Technology Center GmbH appointing us as a non-exclusive distributor of certain of Invatec’s products for the United States and Puerto Rico (the “Distribution Agreement”).

In connection with the execution of the Distribution Agreement, we paid Invatec $9.3 million for these distribution rights that will be accounted for as an intangible asset and amortized over the term of the agreement. This payment was comprised of a one time sign-up fee of $6.5 million paid in cash and retainage of the remaining unamortized portion of the recoverable sign-up fee from the Existing Agreement of $2.8 million as additional consideration. The Distribution Agreement provides for certain minimum annual purchases by ev3, which are less than the annual purchase requirements under the Existing Distribution Agreement. The minimum purchases required are $10.3 million and $13.5 million in 2007 and 2008, respectively. If we fail to achieve those minimum annual purchase requirements, Invatec may require us to pay an amount to Invatec equal to an agreed upon value multiplied by the difference between the portion of minimum annual amount of purchases required under the agreement and the total actual purchases of products by us during the same period. Invatec also retained the right to sell its products into the United States under other brands. If Invatec elects to sell certain of its products under its own brand or as co-branded with another party in the United States or Puerto Rico, ev3 will no longer be required to make its minimum annual purchases under the Distribution Agreement, however, Invatec will still be obligated to supply ev3 with product. During the term of the Distribution Agreement, we are permitted to design and develop (but not launch, market, sell, promote or distribute) competing products in the United States and Puerto Rico.

The term of the Distribution Agreement extends until December 31, 2008. The Distribution Agreement may be terminated early by us or Invatec upon the occurrence of certain events, including an uncured breach of the agreement, and by us with six months prior written notice so long as we purchase a prorated portion of our annual minimum purchase amount through the termination date.  Invatec will not be able to terminate the Distribution Agreement in the event a competitor of Invatec acquires a controlling interest in us, as was allowed under the Existing Distribution Agreement, so long as such competitor continues to operate ev3 independently or causes ev3 to purchase its annual minimum purchase requirements. Under the Distribution Agreement, we are permitted to continue to sell our inventory of Invatec products for a period of up to six months after the termination of the Distribution Agreement.

Letters of Credit

As of December 31, 2006, we had $2.5 million of outstanding letters of credit, which were collateralized by $1.6 million of restricted cash.

Financed Insurance Policies

We routinely enter into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In the three months ended July 2, 2006, we entered into an agreement to finance $3.5 million in insurance-related premiums associated with the annual renewal of certain of our insurance policies. The amount financed accrues interest at a 6.4% annual rate and is payable in monthly installments over an 11 month period. During the third quarter 2006, we agreed to pay a portion of the insurance premiums directly to the carrier thereby reducing the amount financed by $1.4 million. The remaining outstanding balances under these agreements were $665 thousand and $368 thousand as of December 31, 2006 and 2005, respectively, and are included in accrued liabilities on our consolidated balance sheet.

Earn-Out Contingencies

Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron in September 2000, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid in 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of

$25 million in any year during the period between now and 2008. Any such final payment would be due in the year following the year of target achievement.

License Agreements

We have various licensing agreements with third parties for the use of certain technologies for which royalties ranging from 3% to 12% of net sales are paid. We incurred costs of $2.9 million, $1.7 million and $1.6 million in connection with royalty and licensing agreements, for the years ended December 31, 2006, 2005 and 2004, respectively.

Other

We closed redundant offices in 2004 to consolidate our operations into two main facilities in Irvine, California and Plymouth, Minnesota. In connection with the office closures, we recorded employee and contractual termination costs of approximately $2.9 million, which is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2004. Unpaid costs related to these closures of $345 thousand and $391 thousand at December 31, 2006 and 2005, respectively, are included in accrued liabilities on the consolidated balance sheet.

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

Dendron has now filed a domestic German nullity action against that patent. A hearing has been scheduled in the German Federal Patent Court in October 2007. The infringement case is under appeal. The appeal has been stayed pending the outcome of the nullity action filed against the patent.

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of December 31, 2006, approximately $863 thousand was recorded in accrued liabilities in our consolidated financial statements included in this report. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that our Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Pursuant to the court’s ruling, we have been enjoined by the patent holders from engaging in infringing activities related to our Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for our activities since September 27, 2002. In February 2005, we received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.7 million as of December 1, 2006, with which we disagree. Court hearings will be held regarding these claims and are currently scheduled for June 2007. We have filed an appeal with the Dutch court, and believe that since the date of injunction in each separate country we are in compliance with the Dutch court’s injunction. On September 5, 2006, we received a letter from the patent holders’ counsel stating that, pursuant to a recent decision in the European Court dated July 13, 2006, they are no longer enforcing the injunction outside of The Netherlands. A decision on the appeal is expected in the second half of 2007. The patent holders have requested a delay in the hearing on claims damages until a decision on the appeal has been rendered. Because we believe that we have valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies”. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

In January 2003, we initiated a legal action in the English Patents Court seeking a declaration that a patent held by the patent holders related to delivery catheters was invalid, and that our products did not infringe this patent. The patent in question was the U.K. designation of the same patent that was found by the Dutch court in October 2003 to be invalid, as discussed above. The patent holders counterclaimed for alleged infringement by us. In February 2005, the court approved an interim settlement between the parties under which the patent holders were required to surrender such patent to the U.K. Comptroller of Patents, and to pay our costs associated with the legal action, including interest. As a result, the patent was surrendered and we received interim payments from the patent holders aggregating £500 thousand (equivalent to approximately $900 thousand based on the dates of receipt), which we recorded as a reduction of litigation expense upon receipt of such funds during the first quarter 2005. The parties initiated proceedings before a costs judge regarding payment by the patent holders of the remaining costs incurred by us in such litigation. We have reached a final settlement with the patent holders and on October 31, 2006, received the final payment of £600 thousand (equivalent to approximately $1.1 million), which we recorded as a reduction of litigation expense in the fourth quarter 2006. As a result of the settlement, we anticipate that we will no longer be involved in litigation on this matter in the United Kingdom, although no assurance can be given that no other litigation involving us may arise in the United Kingdom.

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

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. We believe these allegations are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint, which the court granted in June 2006 on standing grounds. The plaintiff filed a petition for reargument, which was denied on October 31, 2006. On November 29, 2006, the plaintiff filed a notice of appeal of the trial court’s decision granting our motion to dismiss. Briefing of plaintiff’s appeal was completed in early March 2007, while oral argument of the appeal has not yet been scheduled.

On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable, and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims: misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint. On August 24, 2006, the trial court converted our motion to dismiss into a motion for summary judgment, which motion was granted. The trial court ruled that Appriva Shareholder Litigation Company, LLC did not have standing. The trial court did not address the merits of the claims. Appriva Shareholder Litigation Company, LLC has filed a notice of appeal of the trial court’s ruling. The Delaware Supreme Court heard oral arguments on January 16, 2007, but has yet to issue a decision.

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

18.          Segment and Geographic Information

We operate in two operating segments: cardio peripheral and neurovascular.

The cardio peripheral operating segment includes peripheral vascular products which are used to treat vascular disease in legs, kidney (or renal), neck (or carotid), and generally all vascular diseases other than in the brain or the heart and cardiovascular products which are used to treat coronary artery disease, atrial fibrillation and other disorders in heart.

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

We sell our products through a direct sales force in the United States, Canada and Europe as well as through distributors in other international markets. Our customers include a broad physician base consisting of vascular surgeons, neuro surgeons, other endovascular specialists, radiologists, neuroradiologists and cardiologists.

The following is segment information:

	For the Years Ended December 31,
	2006	2005	2004
Net sales
Cardio Peripheral:
Stents	$64,092	$37,871	$20,484
Thrombectomy and embolic protection	21,606	12,869	9,119
Procedural support and other	35,406	29,141	23,339
Total Cardio Peripheral	$121,104	$79,881	$52,942
Neurovascular
Embolic products	38,998	22,463	12,583
Neuro access and delivery products	42,336	31,352	20,809
Total Neurovascular	$81,334	$53,815	$33,392
Total net sales	$202,438	$133,696	$86,334
Gross profit
Cardio Peripheral	$68,933	$41,329	$27,477
Neurovascular	62,184	37,273	18,995
Total	$131,117	$78,602	$46,472
Total assets
Cardio Peripheral	$209,414	$239,255
Neurovascular	143,412	57,573
Total	$352,826	$296,828
Gross profit(1)	$131,117	$78,602	$46,472
Operating expense	187,675	181,448	137,447
Loss from operations	$(56,558)	$(102,846)	$(90,975)

(1)          Gross profit for internal measurement purposes is defined as net sales less cost of goods sold excluding amortization of intangible assets.

For the years ended December 31, 2006, 2005 and 2004, no single customer represented more than 10% of our consolidated net sales.

The following table presents net sales and long-lived assets by geographic area for the years ended December 31:

Geographic Data	2006	2005
Net Sales
United States	$121,180	$71,848
International	81,258	61,848
Total net sales	$202,438	$133,696
Long-lived Assets
United States	$23,422	$17,198
International	650	679
Total long-lived assets	$24,072	$17,877

19.          Loss Per Share

The following outstanding convertible preferred units, convertible demand notes, redeemable common units, and options were excluded from the computation of diluted loss per membership share/unit as they had an antidilutive effect:

	Year Ended December 31,
	2006	2005	2004
Convertible preferred stock class A (assuming conversion using the contractual conversion ratio to common units)	—	—	4,006,786
Convertible preferred stock class B (assuming conversion using the contractual conversion ratio to common units)	—	—	6,846,222
Demand notes (assuming conversion at stated value into common units)	—	—	14,019,335
Options	5,359,248	3,638,309	1,633,393
	5,359,248	3,638,309	26,505,736

20.          Quarterly Financial Data (Unaudited)

	Net Sales	Loss from Operations	Net Loss	Net Loss Attributable to Common Share Holders	Loss Per Share
2006
First Quarter	$42,237	$(25,085)	$(24,501)	$(24,501)	$(0.44)
Second Quarter	50,620	(13,650)	(10,823)	(10,823)	(0.19)
Third Quarter	51,906	(12,795)	(12,467)	(12,467)	(0.22)
Fourth Quarter	57,675	(5,028)	(4,580)	(4,580)	(0.08)
2005
First Quarter	$27,682	$(29,321)	$(32,369)	$(38,795)	$(14.94)
Second Quarter	31,540	(28,960)	(35,222)	(40,857)	(4.60)
Third Quarter	33,500	(21,906)	(20,457)	(20,457)	(0.42)
Fourth Quarter	40,974	(22,659)	(21,976)	(21,976)	(0.45)

ev3 Inc.
Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Other Additions	Deductions	Balance at End of Period
Reserves deducted from assets to which it applies:
Year ended December 31, 2006
Reserve for deferred income tax asset	$176,142	$15,818	$—	$—	$191,960
Accounts receivable allowances	3,607	746	—	(429)	3,924
Reserve for inventory obsolescence	3,975	3,725	—	(2,975)	4,725
Year ended December 31, 2005
Reserve for deferred income tax asset	$144,261	$31,881	$—	$—	$176,142
Accounts receivable allowances	2,694	1,110	—	(197)	3,607
Reserve for inventory obsolescence	3,687	4,037	—	(3,749)	3,975
Year ended December 31, 2004
Reserve for deferred income tax asset	$108,953	$35,308	$—	$—	$144,261
Accounts receivable allowances	1,574	2,701	—	(1,581)	2,694
Reserve for inventory obsolescence	4,193	1,403	—	(1,909)	3,687

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Our management report on internal control over financial reporting is included in this report in Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.” The report of Ernst & Young LLP, our independent registered public accounting firm, regarding management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is included in this report in Item 8, under the heading “Report of Independent Registered Public Accounting Firm.”

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Directors

The following table sets forth certain information that has been furnished to us by each of our directors.

Name of Nominee/Director	Age	Principal Occupation	Director Since
John K. Bakewell(1)(3)	45	Executive Vice President and Chief Financial Officer of Wright Medical Group, Inc.	2006
Richard B. Emmitt(1)(2)(3)	62	General Partner of The Vertical Group, L.P.	2005
Dale A. Spencer(3)	61	Private Investor and Independent Consultant to ev3 Inc.	2005
Douglas W. Kohrs(2)	49	President and Chief Executive Officer of Tornier	2005
Elizabeth H. Weatherman(2)	47	Managing Director of Warburg Pincus LLC	2005
James M. Corbett	48	President and Chief Executive Officer of ev3 Inc.	2005
Daniel J. Levangie(1)	56	President, Surgical Products Division, Executive Vice President and Director of Cytyc Corporation	2007
Thomas E. Timbie	49	President of Timbie & Company, LLC	2005

(1)          Member of audit committee

(2)          Member of compensation committee

(3)          Nominees for election at 2007 Annual Meeting.

There are no family relationships among any of our directors.

Additional Information About Our Directors

John K. Bakewell has served as one of our directors since April 2006. Mr. Bakewell serves as Executive Vice President and Chief Financial Officer of Wright Medical Group, Inc., a publicly held orthopaedic medical device company specializing in the design, manufacture and marketing of reconstructive joint devices and biologics products, a position he has held since December 2000. Previously, he served as Vice President, Finance and Administration and Chief Financial Officer of Altra Energy Technologies, Inc., a software and e-commerce solutions provider to the energy industry, from 1998 to 2000. Mr. Bakewell was Vice President of Finance and Chief Financial Officer of Cyberonics, Inc., a publicly held manufacturer of medical devices for the treatment of epilepsy and other neurological disorders, from 1993 to 1998, and was Chief Financial Officer of ZEOS International Ltd., a publicly held manufacturer and direct marketer of personal computers and related products, from 1990 to 1993.

Richard B. Emmitt has served as one of our directors since June 2005. Mr. Emmitt was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Since 1989, Mr. Emmitt has been a General Partner of The Vertical Group, L.P., an investment management and venture capital firm focused on the medical device industry. Mr. Emmitt currently serves on the Board of Directors of American Medical Systems Holdings, Inc., a publicly held company, as well as of BioSET, Inc., Incumed, Inc, C2M Medical, Inc., Galil Medical, Inc. (Israeli), Tepha, Inc. and Tornier B.V. (Dutch), all privately held companies.

Dale A. Spencer has served as one of our directors since June 2005 and also serves as a consultant to us. Mr. Spencer was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Mr. Spencer served as President, Chief Executive Officer and Chairman of the Board of Directors of SCIMED Life Systems Inc. prior to its merger with Boston Scientific Corporation in 1995. At Boston Scientific, Mr. Spencer served as Executive Vice President in the Office of the Chairman from 1995 to 1997 and was a member of the Board of Directors from 1995 to 1999. Since that time, Mr. Spencer has been a private investor, primarily in the medical device industry. Mr. Spencer currently serves on the Board of Directors of Northstar Neuroscience, Inc., a public company, as well as Anulex, Inc., CVRx, Inc. and Optobionics Corporation, all privately held companies.

Douglas W. Kohrs has served as one of our directors since June 2005. Mr. Kohrs was a member of the board of managers of ev3 LLC from March 2005 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Mr. Kohrs serves as President and Chief Executive Officer of Tornier B.V., a global orthopedic company and majority-owned subsidiary of Warburg Pincus, a position he has held since July 2006. Mr. Kohrs served as Chief Executive Officer of American Medical Systems Holdings, Inc. from April 1999 until January 2005. He served on the Board of Directors of American Medical Systems Holdings from 1999 to May 2006, and served as Chairman of the Board from March 2004 to May 2006. Mr. Kohrs currently serves as a director of Kyphon Inc., a publicly held company, as well as Disc Dynamics Inc., Pioneer Surgical Technologies and AxioMed Spine Corporation and Tornier B.V., all privately held companies.

Elizabeth H. Weatherman has served as one of our directors since June 2005. Ms. Weatherman was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 on June 21, 2005. Ms. Weatherman is a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus’ health care group in 1988 and is currently responsible for the firm’s medical device investment activities. Ms. Weatherman currently serves on the Board of Directors of American Medical Systems Holdings, Inc. and Kyphon Inc., both publicly held companies, as well as of Bacchus Vascular, Inc. and Tornier B.V., Inc., both privately held companies.

James M. Corbett is a director of our company and has served as our President and Chief Executive Officer since January 2004 and was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 Inc. on June 21, 2005. From October 2003 to January 2004, Mr. Corbett served as the President and Chief Operating Officer of ev3 LLC. From January 2002 to October 2003, Mr. Corbett served as our Executive Vice President and President International. Mr. Corbett served as Chairman of the Board of Micro Therapeutics, Inc. from January 2002 to January 2006 and as its Acting President and Chief Executive Officer from April 2002 through October 2002. From February 2001 to January 2002, Mr. Corbett worked as an independent medical device consultant. From January 1999 to February 2001, Mr. Corbett was President and Chief Executive Officer of Home Diagnostics, Inc., a medical device company. Prior to that, he served as Senior Vice President and then President for International of Boston Scientific Corporation, which followed his tenure as Vice President of International at SCIMED Life Systems, Inc.

Daniel J. Levangie has served as one of our directors since February 23, 2007. Mr. Levangie has served as the President, Surgical Products Division, and as an Executive Vice President and member of the Board of Directors of Cytyc Corporation, a leading provider of surgical and diagnostic products targeting women’s health and cancer, since July 2006. In addition to his current position, Mr. Levangie has held several positions with Cytyc Corporation, including Executive Vice President & Chief Operating Officer from July 2000 to June 2002, Chief Executive Officer and President of Cytyc Health Corporation from July 2002 to December 2003 and Executive Vice President and Chief Commercial Officer from January 2004 to June 2006. Mr. Levangie has been with Cytyc Corporation since 1992. Mr. Levangie is a member of the board of directors of Dune Medical Devices Ltd., a privately owned medical device company engaged in the development and commercialization of devices for real time tissue characterization.

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

Arrangements Relating to the Composition of our Board of Directors

We and certain of our stockholders, including Warburg Pincus LLC and certain of its affiliates (collectively, “Warburg Pincus”), The Vertical Group, L.P. and certain of its affiliates (collectively, “The Vertical Group”) and members of our management, are parties to a holders agreement, which includes terms relating to the composition of our board of directors. The holders agreement requires us to nominate and use our best efforts to have elected to our board of directors:

•       two persons designated by Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, which we refer to collectively as the “Warburg Pincus Entities,” and Vertical Fund I, L.P. and Vertical Fund II, L.P., which we refer to together as the “Vertical Funds,” if the Warburg Pincus Entities, the Vertical Funds and their affiliates collectively beneficially own 20% or more of our common stock; or

•       one person designated by the Warburg Pincus Entities and the Vertical Funds if the Warburg Pincus Entities, the Vertical Funds and their affiliates collectively beneficially own at least 10% but less than 20% of our common stock.

Mr. Emmitt and Ms. Weatherman were the initial designees under the holders agreement. In the event any director designated by the Warburg Pincus Entities and the Vertical Funds is unable to serve or is removed or withdraws from our board of directors, the Warburg Pincus Entities and the Vertical Funds will have the right to designate a substitute for such director. We and certain of our stockholders, including certain members of our management party to the holders agreement, have agreed to take all action within our or their respective power, including the voting of shares of common stock owned by us or them as is necessary to cause the election of the substitute director designated by the Warburg Pincus Entities and the Vertical Funds or to, upon the written request of the Warburg Pincus Entities and the Vertical Funds, remove with or without cause a director previously designated by such institutional investors.

Our Executive Officers

Our executive officers, their ages and positions held, as of March 1, 2007, are as follows:

Name	Age	Position
James M. Corbett	48	President and Chief Executive Officer
Stacy Enxing Seng	42	President, Cardio Peripheral Division
Pascal E.R. Girin	47	President, International
Matthew Jenusaitis	45	President, Neurovascular Division
Kevin M. Klemz	45	Vice President, Secretary and Chief Legal Officer
Gregory Morrison	43	Vice President, Human Resources
Michael D. Ritchey	50	Vice President, Corporate Marketing
Patrick D. Spangler	51	Chief Financial Officer and Treasurer

Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our executive officers.

Information regarding the business experience of our executive officers is set forth below.

James M. Corbett is a director of our company and has served as our President and Chief Executive Officer since January 2004 and was a member of the board of managers of ev3 LLC from August 2003 through the date of the merger of ev3 LLC with and into ev3 Inc. on June 21, 2005. From October 2003 to January 2004, Mr. Corbett served as the President and Chief Operating Officer of ev3 LLC. From January 2002 to October 2003, Mr. Corbett served as our Executive Vice President and President International. Mr. Corbett served as chairman of the board of directors of Micro Therapeutics, Inc. from January 2002 to January 2006 and as its Acting President and Chief Executive Officer from April 2002 through October 2002. From February 2001 to January 2002, Mr. Corbett worked as an independent medical device consultant. From January 1999 to February 2001, Mr. Corbett was President and Chief Executive Officer of Home Diagnostics, Inc., a medical device company. Prior to that, he served as Senior Vice President and then President for International of Boston Scientific Corporation, which followed his tenure as Vice President of International at SCIMED Life Systems, Inc. Mr. Corbett has a Bachelor of Science in Business Administration from Kansas University.

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

Matthew Jenusaitis has served as our President, Neurovascular Division since April 2006. Prior to joining ev3, Mr. Jenusaitis has been in the medical device industry for over 20 years, including positions at Baxter Healthcare Corporation, SCIMED Life Systems, Inc. and Boston Scientific Corporation. From July 2003 to August 2005, Mr. Jenusaitis served as President of Boston Scientific’s Peripheral Interventions business. Mr. Jenusaitis has a Bachelor of Science in Chemical Engineering from Cornell University, a Master of Biochemical Engineering from Arizona State University and a Master of Business Administration from the University of California, Irvine.

Kevin M. Klemz has served as our Vice President, Secretary and Chief Legal Officer since January 2007. Prior to joining ev3, Mr. Klemz was a partner in the law firm Oppenheimer Wolff & Donnelly LLP where he was a corporate lawyer for over 20 years.  Mr. Klemz has a Bachelor of Arts in Business Administration from Hamline University and a Juris Doctorate from William Mitchell College of Law.

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

Michael D. Ritchey has served as our Vice President, Corporate Marketing since December 2006. Prior to joining ev3, Mr. Ritchey served as Senior Vice President of Fleishman Hillard Inc., an international public relations firm, a position he had held since November 2005. From November 2003 to July 2005, Mr. Ritchey served as Senior Vice President of LehmanMillet, a healthcare focused advertising and marketing communications agency. From April 1999 to November 2003, Mr. Ritchey was Chief Marketing Officer for FischerHealth, a healthcare communications firm and division of Porter Novelli. Mr. Ritchey has a Bachelor of Arts in Media Management from California State University, Northridge and a Master of Business Administration in Marketing from the University of Southern California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2006, and based on written representations by our directors and executive officers, all required Section 16 reports under the Securities Exchange Act of 1934, as amended, for our directors, executive officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2006.

Code of Conduct and Ethics

Our Code of Business Conduct applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and meets the requirements of the SEC. We also have a Code of Ethics for Senior Executive and Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Presidents, and any other senior executive or financial officers performing similar functions and so designated from time to time by the Chief Executive Officer. A copy of our Code of Business Conduct and Code of Ethics for Senior Executive and Financial Officers is available on the Investor Relations—Corporate Governance section of our corporate website at www.ev3.net. We intend to disclose any amendments to and any waivers from a provision of our Code of Business Conduct and Code of Ethics for Senior Executive and Financial Officers on a current report on Form 8-K filed with the SEC.

Changes to Nomination Procedures

We have made no material changes to the procedures by which stockholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

Audit Committee

Our board of directors has a standing audit committee, which has the composition and responsibilities described below.

Responsibilities.   Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. Our audit committee:

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

•       provides a medium for consideration of matters relating to any audit issues; and

•       prepares the audit committee report that the Securities and Exchange Commission, or SEC, rules require be included in our annual proxy statement or annual report on Form 10-K.

Our audit committee operates under a written charter adopted by our board of directors, which can be found on the Investor Relations—Corporate Governance section of our corporate website at www.ev3.net. A printed copy of such charter is also available to any stockholder upon request to our Corporate Secretary at ev3 Inc., 9600 - 54th Avenue North, Plymouth, MN 55442 or by telephone at (763) 398-7000. The audit committee reviews and evaluates, at least annually, the performance of the audit committee and its members, including compliance of the audit committee with its charter.

Composition.   The current members of our audit committee are Messrs. Bakewell, Emmitt and Levangie. Mr. Bakewell is the chair of our audit committee. Prior to Mr. Bakewell’s election as a director and as a member of our audit committee in April 2006, our former director, Mr. Cochrane, served as a member and chair of our audit committee. In addition, prior to his resignation from the audit committee in August 2006, Mr. Kohrs also served as a member of our audit committee.

Each current member of our audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the Marketplace Rules of the NASDAQ Stock Market and the rules and regulations of the SEC and is “financially literate” as required by the Marketplace Rules of the NASDAQ Stock Market. In addition, our board of directors has determined that Mr. Bakewell qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC and meets the qualifications of “financial sophistication” under the Marketplace Rules of the NASDAQ Stock Market as a result of his experience as a chief financial officer of several public companies. Other members of our audit committee who have served as chief executive officers or chief financial officers of public companies or have similar experience or understanding with respect to certain accounting auditing matters may also be considered audit committee financial experts. These designations related to our audit committee members’ experience and understanding with respect to certain accounting and auditing matters are disclosure requirements of the SEC and the NASDAQ Stock Market and do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of our audit committee or of our board of directors.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of the compensation awarded to, earned by or paid to our President and Chief Executive Officer, our Chief Financial Officer and Treasurer and our other executive officers included in the Summary Compensation Table on page 97 below. These individuals are referred to in this report as our “named executive officers.”  The discussion below focuses on the information contained in the tables and related footnotes and narrative primarily for 2006 under the heading “Executive Compensation” below, but also describes compensation actions taken during 2005 and 2007 to the extent it enhances the understanding of our executive compensation disclosure for 2006.

Objectives and Philosophy

Our executive compensation program is designed to:

•       attract and retain executives important to the success of our company and the creation of value for our stockholders;

•       motivate our executives to achieve company and individual performance objectives and create stockholder value; and

•       reward our executives for the achievement of company and individual performance objectives, the creation of stockholder value in the short and long term and their contributions, in general, to the success of our company.

In order to achieve these objectives, we have adopted compensation plans, and our compensation committee and board make compensation decisions, based on the following philosophy and principles:

•       As a growth company, we need to attract, retain and motivate executives and key employees with the capability to enable us to achieve significantly greater scale. We therefore benchmark our compensation against companies with whom we compete for market share and executive talent.

•       We target base compensation at the 50th to 75th percentile of companies in our peer group, with the opportunity to earn total compensation above the market median when the performance of our business exceeds our aggressive plan targets.

•       As a performance-driven company, we favor having a significant component of variable compensation tied to results and achievement over solely fixed compensation.

•       We will differentiate individual compensation among our executives based on scope and nature of responsibility, education and experience, job performance and potential.

•       In order to foster cooperation and communication among our executives and among their respective teams, the compensation committee and the board of directors places primary emphasis on company performance (rather than individual performance) as measured against goals approved by the compensation committee.

•       We seek to reward achievement of aggressive performance objectives that are aligned with the interests of our stockholders. Our incentive compensation programs are designed to provide increased earnings potential for our executives as aggressive performance targets are met or surpassed.

Compensation Committee

Only one member of our compensation committee is an “independent director” under the Marketplace Rules of the NASDAQ Stock Market. As a “controlled company” under the NASDAQ listing requirements, we are permitted, and have elected, to opt out of the NASDAQ listing requirements that would otherwise require our compensation committee to be comprised entirely of independent directors.

The primary task of our compensation committee in connection with the compensation of our executive officers is to recommend to our board the compensation payable to our executive officers and to administer the equity and incentive compensation plans applicable to our executive officers. After receiving and reviewing the recommendations of our compensation committee, our entire board makes final decisions concerning executive compensation, including awards under our equity and incentive compensation plans. Under a policy document recently adopted by the board, the board specifically has retained all authority to make equity awards to our directors and executive officers.

Our President and Chief Executive Officer, with the assistance of our Vice President, Human Resources, assists the compensation committee in gathering compensation related data regarding our executive officers and makes recommendations to the compensation committee regarding the form and amount of compensation to be paid to each executive officer (other than himself).

In making its final recommendations to the board regarding the form and amount of compensation to be paid to our executive officers, the compensation committee considers the recommendations of our President and Chief Executive Officer, but also considers other factors, such as its own views as to the form and amount of compensation to be paid and, in certain instances, the input of compensation consultants. Final deliberations and decisions by our compensation committee regarding its recommendations to our board concerning executive officer compensation, including compensation to be paid to our President and Chief Executive Officer, are made by the compensation committee, without the presence of the President and Chief Executive Officer or any other executive officer of our company. In making final decisions regarding compensation to be paid to our executive officers, the board gives considerable weight to the recommendations of our compensation committee.

Setting Executive Compensation

Based on the objectives described above, our compensation committee and board have structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals established by the company and reward the executives for achieving these goals. To assist in this process for 2006 compensation, in late 2005 our management retained Watson Wyatt Worldwide, an independent compensation consultant, to benchmark the compensation of our named executive officers and certain other executive officers against the compensation offered by comparable companies. For each of the named executive officers, Watson Wyatt provided comparative compensation data from six surveys as to base salary, short-term cash incentives and long-term incentives for companies in the 25th, 50th and 75th percentiles of the companies in each of the surveys. The surveys used included:

•       2005/2006 Watson Wyatt Top Management Survey—bio-medical equipment & supplies;

•       2005 Mercer Executive Compensation Survey—durable goods manufacturing;

•       2005 Medic Survey—companies with revenues > $500 million;

•       2005 Medic Survey—all companies;

•       2004 Radford Biotech Executive Survey—> 500 employees; and

•       2004 Radford Biotech Executive Survey.

In late 2006, our management engaged Mercer Human Resources Consulting as an independent compensation consultant to benchmark the compensation of our President and Chief Executive Officer, our Chief Financial Officer and our two division presidents, Stacy Enxing Seng and Matthew Jenusaitis, against the compensation offered by competitors. Mercer compared each of these executive’s pay packages to published survey data for companies with similar revenues in the biotechnology sector (including medical device manufacturers). For each position, Mercer used data collected from Presidio (2006 Biotech industry report), including data from a group of biotech companies, with average revenues of $179 to $181 million, and data from Top Five Data Services (2005 Report on Executive Compensation in the Biotech/Pharma industry), including data from a group of biotech or pharma companies, with average revenues of $200 million.

As part of its analysis, Mercer increased the compensation information in the reported data from 2005 by an annual factor of 4.3% and the compensation information in the reported data from 2006 by an annual factor of 3.9%, to reflect expected salary increases in the biotech/medical devices sector and to more accurately reflect pay levels as of October 1, 2006. Mercer also applied a premium of 15% to the reported data for the two division presidents to reflect additional responsibilities of these individuals compared with the duties typically associated with their positions.

The compensation surveys described above were provided to our compensation committee and board, which used data from these surveys to review and analyze compensation for the named executive offices and make adjustments as appropriate. While the compensation committee and board recognize that benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to our company, the compensation committee and board nevertheless believe that gathering this information is an important part of its compensation-related decision-making process.

Executive Compensation Components

The principal elements of our executive compensation program for 2006 included:

•       base salary;

•       short-term cash incentive compensation;

•       long-term equity-based incentive compensation; and

•       executive benefits and perquisites.

In addition, our executive compensation program also includes certain change in control arrangements.

In determining the form of compensation to pay our named executive officers, the compensation committee views these elements of our executive compensation program as related but distinct. The compensation committee does not believe that significant compensation derived by an executive from one element of our compensation program should necessarily negate or result in a reduction in the amount of compensation the executive receives from other elements. At the same time, the compensation committee does not believe that minimal compensation derived from one element of compensation should necessarily result in an increase in the amount the executive should receive from one or more other elements of compensation.

Except as described below, the compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, the compensation committee’s philosophy is to make a greater percentage of an executive’s compensation performance-based, and therefore at risk, as the executive’s position and responsibility increases given the influence more senior level executives generally have on company performance. Thus, individuals with greater roles and responsibilities associated with achieving our company’s objectives should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the reward if objectives are met or surpassed.

Base Salary

Generally.   We provide a base salary for our named executive officers, which, unlike some of the other elements of our executive compensation program, is not subject to company or individual performance risk. We recognize the need for most executives to receive at least a portion of their total compensation in the form of a guaranteed base salary that is paid in cash regularly throughout the year to support a reasonable standard of living.

We initially fix base salaries for our executives at a level we believe enables us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives. We also take into account the base compensation that is payable by companies in our peer group.

Salary Increases.   Our compensation committee targets the 50th to 75th percentile of the compensation survey data for the base salaries of the named executive officers. Adjustments to the base salary level may be made based on comparisons to the survey data and evaluation of the officer’s level of responsibility and experience as well as company-wide performance. Our compensation committee also considers each named executive officer’s experience and qualifications, individual performance and the impact of such performance on our results. In practice, at any point in time our salaries tend to be closer to the 50th percentile of the comparative data, because base salaries in compensation surveys tend to increase with company size and as we have experienced rapid growth we have not adjusted base salaries quickly enough to keep up with the our changing comparables.

The compensation committee reviews base salaries for our named executive officers toward the end of each year and generally approves any increases early the following year. Regardless of when the final decision regarding base salaries for a calendar year is made by the compensation committee, any increases in base salaries are effective as of January 1 of that year, often resulting in a retroactive payment to the executive shortly after the final decision is made.

Base salaries for the named executive officers for 2006 and 2007, and the percentage increases between periods, are as follows:

	2006	2007	Percentage Increase Between Periods
James M. Corbett	$380,000	$420,000	10.5%
Patrick D. Spangler	$258,750	$289,800	12.0%
Stacy Enxing Seng	$269,100	$298,644	11.0%
Pascal E.R. Girin	$363,741	$363,741	0.0%
Jeffrey J. Peters	$232,875	$248,190	6.6%

Analysis.   The increases in the base salaries for the named executive officers from 2006 to 2007 (other than Mr. Girin) each reflected a merit increase of 4% and an additional adjustment intended to bring the base salaries closer to market comparables. After these increases, the 2007 base salaries for Messrs. Corbett and Spangler and Ms. Enxing Seng are each below the 50th percentile of base salaries reflected in the Mercer survey data (the Mercer survey did not include comparative data for Messrs. Girin or Peters). Mr. Girin’s base salary, unlike the base salaries of the other named executive officers, includes an amount designated as on “expatriation bonus,” intended to compensate for the burdens and costs of the extensive travel requirements of his position, as well as a housing allowance intended to compensate for the higher cost of living in France, where Mr. Girin is based, compared to the United States. Mr. Girin’s base salary was not increased from 2006 to 2007 because the percentage of cash versus equity in his total compensation for 2006 was greater than that of the rest of the management team and somewhat inconsistent with our compensation philosophy. Thus, our compensation committee chose instead to increase the equity portion of his compensation for 2007.

Short-term Incentive Compensation

Generally.   Under the terms of the ev3 Inc. Executive Performance Incentive Plan, our named executive officers, as well as other executives of our company, are eligible to earn quarterly cash bonus payments based on our financial performance. This plan is designed to provide a direct financial incentive to our executive officers for achievement of specific performance goals of our company.

Each of the named executive officers has a yearly incentive target under the performance incentive plan, expressed as a percentage of his or her base salary. The level of each incentive target is based on the individual’s level of responsibility within the company. The incentive targets of the named executive officers currently are as follows:  Mr. Corbett (50%); Mr. Spangler (45%); Ms. Enxing Seng (45%); Mr. Girin (45%); and Mr. Peters (40%).

Each executive’s bonus payment under the plan for a particular quarter is determined by multiplying the executive’s target bonus amount (the executive’s incentive target times his or her base salary) for the quarter by a percentage determined based on the achievement of corporate financial goals. The performance of each of our business units is measured separately (U.S. cardio peripheral, U.S. neurovascular and International), and a different percentage can be determined for executives in our various business units. In addition, in some cases, the executive will receive an additional bonus amount based on individual performance. For each executive, 20% of the annual target bonus amount is eligible to be paid for each of the first three quarters, while 40% of the annual target bonus amount is eligible to be paid for the fourth quarter. Because short-term incentive compensation is a significant component of our compensation program, we have decided to set goals and make bonus payouts on a quarterly rather than annual basis.

The bonus payout percentage for each quarter is primarily based on the achievement of corporate performance goals. Before the start of each year, our President and Chief Executive Officer recommends to the compensation committee corporate performance goals for the year, broken down by quarter, and the bonus payout percentages that will result from the various levels of achievement of these performance goals. These goals are established at levels that are achievable, but require better than expected corporate performance. The compensation committee then makes its recommendation to the board of directors concerning these performance goals. The board of directors then makes the final decision concerning the corporate performance goals under the plan.

Bonus payouts under the performance plan are determined on a quarterly basis. As soon as practicable after the appropriate financial and other data have been compiled after the end of each quarter, the President and Chief Executive Officer determines the bonus payout percentage for the quarter for the company overall and a separate bonus payout percentage for each of our business units. He then makes further adjustments to certain individual bonuses, based on individual performance for the quarter. He recommends these bonus payouts to the compensation committee, which then makes its recommendation to the board of directors. The board of directors then makes the final decision concerning bonus payouts under the plan. As permitted by the charter of our compensation committee, during 2006 the compensation committee delegated its duties and responsibilities under the performance incentive plan to determine the first three quarterly bonus payouts for our named executive officers to the chair of our compensation committee, Mr. Kohrs, although the final payout decisions were made by our full board.

Corporate Performance Goals.   The primary factor in determining the bonus payout percentages under the incentive plan during 2006 and 2007 was net sales. For 2006, the bonus payout percentage for each quarter was primarily determined based on the level of net sales for that quarter as compared with a target amount. The payout percentage was then decreased based on a formula if operating expenses for the quarter exceeded a target amount and was further increased or decreased based on the gross margin as a percent of sales for the quarter as compared with a target margin level. For the fourth quarter, the bonus payout percentage was eligible to be further increased if we achieved a target determined based on EBITDA, excluding stock-based compensation.

For 2007, the quarterly bonus payout percentage will once again be based primarily on the level of net sales for the quarter compared with a target amount (although the targets have been increased from 2006). The bonus payout percentage for each quarter will then be increased or decreased based on the gross margin as a percent of sales and controllable operating expenses as a percent of sales, in each case as compared with a target percentage. For the fourth quarter of 2007, the bonus payout percentage will be eligible to be further increased if we achieve certain working capital management goals for the year and achieve a target determined based on EBITDA, excluding stock-based compensation for the year.

Our bonus payout percentages during 2006 by quarter and for the full year were as follows:

Unit	Q1	Q2	Q3	Q4	Year
U.S. cardio peripheral	86.9%	125.7%	75.0%	65.2%	83.6%
U.S. neurovascular	86.9%	137.5%	108.5%	77.6%	97.6%
International	86.9%	125.0%	91.2%	71.7%	89.3%
Corporate	86.9%	130.3%	92.2%	73.8%	91.4%

Whether we will achieve the corporate performance goals set forth above for 2007 cannot be predicted. However, we have attempted to establish goals that require superior performance to achieve but are, nevertheless, achievable.

Award Payouts.   Award payments made to our named executive officers under the performance incentive plan for 2006 were as follows:

	$ Amount	% Target
James M. Corbett	$173,402	91%
Patrick D. Spangler	$109,882	94%
Stacy Enxing Seng	$100,686	83%
Pascal E.R. Girin	$135,451	83%
Jeffrey J. Peters	$88,468	95%

Analysis.   The bonus payouts made to Messrs. Corbett, Spangler and Peters for 2006 were largely based on overall corporate performance for the year, since each have responsibilities across all of our business units. The bonuses for Messrs. Spangler and Peters also reflect an additional amount for individual performance. Ms. Enxing’s bonus payout was primarily based on the performance of our U.S. cardio peripheral business unit, which she heads, as well as an additional amount for individual performance. Mr. Girin’s bonus payout was primarily based on the performance of our international business unit, which he heads, as well as an additional amount for individual performance.

Long-Term Incentive Compensation.

Generally.   Long-term incentives comprise the largest portion of each named executive officer’s compensation package, consistent with our philosophy and principles discussed above. The compensation committee’s objective is to provide named executive officers with long-term incentive award opportunities that are consistent with comparative compensation survey data and based on each officer’s individual performance. Through the grant of these equity incentives, we seek to align the long-term interests of our executives with the long-term interests of our stockholders by creating a strong and direct linkage between compensation and long-term stockholder return. Although we have not adopted any detailed stock retention or ownership guidelines, our board of directors has adopted Corporate Governance Guidelines that address ownership of our common stock by our named executive officers and that encourage our executives to have a financial stake in our company in order to align the interests of our stockholders and management.

Currently, we provide named executive officers (and many of our other officers and key employees) with stock options and restricted stock or restricted stock units. In 2005, our board and stockholders approved the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, pursuant to which our named executive officers (as well as other officers and key employees) are eligible to receive equity compensation awards, including stock options, stock appreciation rights, stock grants and stock unit grants. For more information concerning the terms of this plan, we refer you to “Executive Compensation—Grants of Plan-Based Awards—ev3 Amended and Restated 2005 Incentive Stock Plan.”  Our board of directors has adopted the ev3 Long Term Incentive Program to assist the compensation committee in its recommendations concerning grants of equity awards under the incentive stock plan. Our board has also adopted a policy document entitled “Policy and Procedures Regarding Grants of Stock Options, Restricted Stock and Other Equity-Based Incentive Awards,” which includes policies that the board intends to follow in connection with issuing equity awards.

Types of Grants.   Under our long-term incentive program and our policy document, the compensation committee can recommend and the board can issue three types of equity awards:  performance recognition grants, talent acquisition grants and special recognition grants.

Performance recognition grants are discretionary grants that are made on an annual basis. Each year, our President and Chief Executive Officer reviews the overall long-term incentive program and makes a recommendation to the compensation committee of the targeted total share pool and share grant ranges for specific levels of employees (which differ based on the level of responsibility within the company), other than for himself. Share grant ranges are established for each employee level, with actual grants made based on individual performance and, for certain of our executive officers from time to time, to increase the individual’s ownership interest in the company. These share grant ranges are determined primarily based on benchmark data from compensation surveys. The compensation committee makes a recommendation to the board concerning the performance recognition grants, including a recommendation concerning the President and Chief Executive Officer, and the board makes the final decision.

Historically, performance recognition grants were generally issued in the form of stock options. In late 2006, the board, on the recommendation of our President and Chief Executive Officer and our compensation committee, decided to begin to issue restricted stock (awards or units) as a significant part of the annual performance recognition grant under the plan in 2007. The board determined that restricted stock was an effective means to encourage the retention of employees, and that the board’s goal of retaining its executives would be furthered by adding restricted stock to our equity award program. In connection with this decision, our management retained Mercer Human Resources Consulting to advise management, the compensation committee and the board.

Under this new policy, for executive officers (including the named executive officers) once a determination is made of the appropriate number of shares to be issued in a performance recognition grant, the target value of one-half of these shares is determined using the Black Scholes model (which is representative of the FAS 123R expense that the company will incur) and a number of restricted stock (awards or units) are granted with this target value. Typically, the number of shares of restricted stock (awards or units) will be fewer than the number of shares that would have been covered by a stock option of equivalent target value.

Performance recognition grants are made annually in the first quarter of the year, in order to coordinate the timing with any annual salary increases and any cash performance bonus payments. Awards are priced based on the closing fair market value of a share of common stock on the date of grant. Previous awards, whether vested or unvested, have no impact on the current year’s awards. We do not have any program, plan or practice to time stock option or restricted stock grants to executives in coordination with the release of material non-public information.

Talent acquisition grants are made in the form of stock options or restricted stock (awards or units), and are used for new hires and promotions of executive officers (and other key employees). These grants are recommended by our President and Chief Executive Officer (except in the case of a new President and Chief Executive Officer) and are considered and acted on by the compensation committee and board as part of the compensation package of the executive officer at the time of hire or promotion (with the grant date and determination of fair market value and the exercise price delayed until the hire date).

The compensation committee and board will also from time to time consider and make special recognition grants, based generally on the recommendation of our President and Chief Executive Officer. These grants, which are made solely in the form of restricted stock, are used to recognize special achievements or to create an incentive for an individual or team to achieve a critical business project or milestone.

Stock Options.   An important objective of our long-term incentive program is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide named executive officers with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future market price. The vesting of our stock options is generally time-based. One-quarter of the shares underlying the stock option typically vest on the first year anniversary of the date of grant (or if later, on the date of hire) and 1/36 of the shares underlying the stock option vest thereafter on the one-month anniversary of the date of grant (or date of hire). However, the board may from time to time grant options that vary from this vesting schedule. Our policy is to only grant options with an exercise price equal to 100% of the fair market value of our common stock on the date of grant.

A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest.”  This provides an incentive for an option holder to remain employed by us. In addition, stock options link a portion of an employee’s compensation to stockholders’ interests by providing an incentive to achieve corporate goals and increase the market price of our stock.

Restricted Stock.   Restricted stock awards are intended to retain key employees, including the named executive officers, through vesting periods. Restricted stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value. For grants to recipients in the United States, we make restricted stock awards of shares of common stock, while for grants to recipients outside of the United States, we use restricted stock units as a performance incentive.

Restricted stock awards are shares of our common stock that are awarded with the restriction that the named executive officer continuously provides services to ev3 or its affiliates (whether as an employee or as a consultant) until the date of vesting. The purpose of granting restricted stock awards is to encourage ownership and result in business decisions that may drive stock price appreciation, and encourage retention of our named executive officers. Named executive officers are allowed to vote restricted stock awards as a stockholder based on the number of shares held under restriction. The named executive officers are also awarded dividends on the restricted stock awards held.

The specific terms of vesting of a restricted stock award depends upon whether the award is a performance recognition grant, talent acquisition grant or special recognition grant. Performance recognition grants of restricted stock awards are made in the first quarter of each year vest and become non-forfeitable in four equal annual installments on November 15th of each year, commencing on the November 15th of the year of grant. Time-based talent acquisition grants of restricted stock awards, granted to new hires or promoted employees, and time-based special recognition grants of restricted stock awards, vest in a similar manner, except that the first installment will be pro-rated, depending on the date of grant. Prior to January 2007, restricted stock awards vested in four equal annual installments from the date of grant of the restricted stock award. In January 2007 the compensation committee changed its policy on vesting practices, as described above, and all existing restricted stock awards were amended to conform to the revised policy. The vesting of special recognition grants of restricted stock awards is tied to the satisfaction of specified performance milestones. In rare instances, a stock grant will be non-forfeitable as of the date of grant (see discussion below of the grant in 2006 to Ms. Exing Seng).

Restricted stock units are similar to restricted stock awards, but with a few key differences. A restricted stock unit is a commitment by us to issue a share of our common stock for each restricted stock unit at the time the restrictions in the award agreement lapse. Restricted stock units are provided to named executive officers who are not on the United States payroll because of the different tax treatment in many other countries. Restricted stock unit awards are eligible for dividend equivalent payments each time we pay dividends.

2006 Awards.   In January 2006, Mr. Corbett was awarded a performance recognition grant in the form of an option to purchase 200,000 shares of our common stock. This award was at the mid-point of the range established at the beginning of the year. In January 2006 Messrs. Spangler and Peters, and Ms. Enxing Sing, were awarded performance recognition grant in the form of an option to purchase 25,000, 20,000 and 20,000 shares, respectively, of our common stock. Each of these awards was at the mid-point of the range established at the beginning of the year. In January 2006, Mr. Girin was awarded a performance recognition grant in the form of an option to purchase 25,000 shares of our common stock. Mr. Girin also received a performance recognition grant at that time in the form of a restricted stock unit relating to 5,000 shares of our common stock. The combined stock option and restricted stock unit award to Mr. Girin was above the mid-point of the range established at the beginning of the year, and was intended to increase his ownership in the company, which is currently at a lower level than the other named executive officers.

In June 2006 Ms. Enxing Seng also received a special recognition restricted stock award grant, which was non-forfeitable as of the date of grant. This grant was made to Ms. Enxing Seng to assist her in repaying an equity purchase loan that had previously been made to her by Warburg Pincus. See “Related Person Relationships and Transactions—Loans from Majority Stockholder to Executive Officers and Directors.”

Additional information concerning the long-term incentive compensation information for our named executive officers during 2006 is included in the Summary Compensation Table—2006 on page 97. Additional information on long-term incentive awards is shown in the Grants of Plan-Based Awards—2006 Table on page 99 and the Outstanding Equity Awards at Fiscal Year-end—2006 on page 103.

Executive Benefits and Perquisites; Other Compensation Arrangements

It is generally our policy not to extend significant perquisites to our executives that are not available to our employees generally. The only significant perquisites that we provide to any of our named executive officers that are not available to employees generally are a housing allowance and car allowance paid to Mr. Girin. See “Executive Compensation—Summary Compensation Table—2006.”  We believe that such allowances are customary for an executive such as Mr. Girin. Our named executive officers also receive benefits, which are also received by our other employees, including 401(k) matching contributions, and health, dental and life insurance benefits. We do not provide pension arrangements or post-retirement health coverage for our executives or employees. We also do not provide any nonqualified defined contribution or other deferred compensation plans.

All of our employees, including our named executive officers, are employed at will. The only employment agreements we have entered into with our named executive officers are agreements that include non-compete, non-solicitation and confidentiality clauses. We have, however, entered into written change in control agreements with all of our executive officers and certain other personnel, which provide for certain cash and other benefits upon the termination of the executive officer’s employment with us under certain circumstances, as described below.

Change in Control and Post-Termination Severance Arrangements

The ev3 Inc. Amended and Restated 2005 Incentive Stock Plan and the individual agreements entered into in connection with the grant of stock options and stock awards under this plan provide for the immediate vesting of all stock options and stock awards then held by our named executive officers upon the completion of a change in control of our company. In addition, our named executive officers have entered into agreements with us that provide for the immediate vesting of all stock options and awards upon the occurrence of a “change in control” of our company and also require us to provide them certain severance payments and benefits under certain circumstances in the event of such a change in control. These payments and benefits include a lump sum cash payment equal to one year’s base pay plus bonus (150% of this amount in the case of Mr. Corbett), as well as continued benefits for a certain minimum time period. Mr. Corbett would be due this lump sum payment as a result of such a change in control unless he were terminated by the successor company during a six-month period for “cause” or during that time period terminated employment without “good reason.”  The other named executive officers would only be entitled to this lump sum payment if they were not offered employment by the successor or were employed by the successor but within 24 months were terminated for any reason other than death or “cause” or terminated their own employment without “good reason.”  These arrangements, including the quantification of the payment and benefits provided under these arrangements, are described in more detail elsewhere in this report under the heading “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

We initially entered into a change in control agreement with Messrs. Corbett, Peters and Girin and Ms. Enxing Seng on September 1, 2003 and Mr. Spangler on March 4, 2005. Each of these change in control agreements initially provided for the payment of benefits upon the occurrence of our change in control or the change in control of one of our subsidiaries. In September 2006 we entered into amended change in control agreements with each of the named executive officers. The amended change in control agreements incorporate certain revisions to ensure that payments to individuals under the agreements will comply in form and operation with the deferred compensation rules contained in Section 409A under the Internal Revenue Code, and to eliminate the payment of benefits upon the occurrence of a change in control of one of our subsidiaries.

We believe the change in control provisions in our stock plan and the agreements described above are particularly important to the company. Pursuant to the terms of our stock plan and these agreements, all stock options and stock awards held by our named executive officers become immediately vested (and, the case of options, exercisable) upon the completion of a change in control of our company. Thus, the immediate vesting of stock options and stock awards is triggered by the change in control and thus is known as a “single trigger” change in control arrangement. While “single trigger” change in control arrangements are often criticized as creating a “windfall” for holders of the equity awards, we nonetheless believe that such arrangements are appropriate in this situation. These arrangements provide important retention incentives during what can often be an uncertain time for employees and provide executives with additional monetary motivation to complete a transaction that the board of directors believes is in the best interests of our stockholders. If an executive were to leave prior to the completion of the change in control, non-vested awards held by the executive would terminate. We also believe that single trigger vesting also is consistent with the policies of our competitors.

In order for our named executive officers to receive any other payments or benefits as a result of a change in control of our company, other than Mr. Corbett, there must be a termination event, such as a termination of the executive’s employment by our successor without cause or a termination of the executive’s employment by the executive for good reason. The termination of the executive’s employment by the executive without good reason will not give rise to additional payments or benefits either in a change in control situation or otherwise. Thus, these additional payments and benefits will not just be triggered by a change in control, but will also require a termination event not within the control of the executive, and thus are known as “double trigger” change in control arrangements. Mr. Corbett’s agreement, on the other hand, is a single trigger arrangement, since he would be due a severance payment under his agreement in most situations simply as a result of a change in control. We believe that single trigger arrangements are common for corporate chief executive officers, since chief executive officers frequently are not kept on by acquirors.

We believe that the severance and change in control protections provided in the agreements described above are an important part of our executive compensation program. We believe that these arrangements mitigate some of the risk that exists for executives working in a smaller company, where there is a meaningful likelihood that the company may be acquired. These arrangements are intended to attract and retain qualified executives who may have employment alternatives that may appear to them, in light of a possible change in control, to be less risky absent these arrangements. We also believe similar protections are typically provided by other companies, including companies with which we compete for executive talent, and thus believe we must continue to offer such protections in order to be competitive.

Total Compensation Mix

The table below illustrates how total compensation for our named executive officers for 2006 was allocated between performance and non-performance based components, how performance based compensation is allocated between short-term and long-term components and how total compensation is allocated between cash and equity components. For purposes of this table, our long-term equity based compensation  (including the amount of long-term equity incentives included in total compensation) is based on its grant date fair value computed in accordance with FAS 123R, which is different than the manner in which this amount is calculated for purposes of the Summary Compensation Table. See “Executive Compensation—Summary Compensation Table—2006.”

	Total Compensation Mix (base salary, short-term cash incentives, long-term equity incentives and executive benefits and perquisites)
	% of Total Compensation that is:		% of Performance Based Total Compensation that is:		% of Total Compensation that is:
	Performance Based(1)	Not Performance Based(2)	Short-term(3)	Long-Term(4)	Cash Based(5)	Equity Based(6)
James M. Corbett	80%	20%	11%	89%	28%	72%
Patrick D. Spangler	52%	48%	39%	61%	68%	32%
Stacy Enxing Seng	64%	36%	20%	80%	49%	51%
Pascal E.R. Girin	49%	51%	34%	66%	68%	32%
Jeffrey J. Peters	49%	51%	39%	61%	70%	30%

(1)          Short-term cash incentives plus long-term equity incentives divided by total compensation

(2)          Base salary plus executive benefits and perquisites divided by total compensation

(3)          Short-term cash incentives divided by short-term cash incentives plus long-term equity incentives

(4)          Long-term equity incentives divided by short-term cash incentives plus long-term equity incentives

(5)          Base salary plus short-term cash incentives and executive benefits and perquisites divided by total compensation

(6)          Long-term equity incentives divided by total compensation

Consistent with the philosophy of our compensation program, the majority of our named executive officers’ compensation is performance-based. As a performance driven culture we favor having a significant component of variable compensation tied to results and achievement over solely fixed compensation. To align the interests of our named executive officers with the interests of our stockholders, the majority of the performance-based compensation paid to our named executive officers is in the form of long-term equity incentives and a significant part of the total compensation paid to our named executive officers is equity based. The compensation paid in 2006 to Mr. Corbett, our President and Chief Executive Officer, and Ms. Enxing Seng, head of our cardio peripheral business unit, included a larger performance-based element than the other named executive officers, relatively more of which was in the form of long-

term equity, reflecting their responsibilities for business units. Because Mr. Spangler, our Chief Financial Officer, and Mr. Peters, our Chief Technology Officer, have corporate responsibilities, their total compensation is somewhat less performance based and somewhat less long-term, although a significant portion of their total compensation is still at risk and is long-term, equity based, consistent with our compensation philosophy. Mr. Girin, head of our international business unit, has a more balanced distribution of compensation, reflecting his responsibilities for markets that are still developing and salary benchmarks for comparable executives.

Tax and Accounting Implications

Section 162(m)

Section 162(m) of the Internal Revenue Code limits to $1,000,000 per person the amount that a publicly held company may deduct for compensation paid to its five most highly paid executive officers in any fiscal year. However, this limitation does not apply, among other things, to compensation that satisfies the requirements of performance-based compensation under Section 162(m). Under IRS regulations, compensation received through the exercise of an option or stock appreciation right will be treated as performance based compensation and will not be subject to the $1,000,000 limit if the option or stock appreciation right and the plan pursuant to which it is granted satisfy certain requirements.

The only performance based compensation not subject to the $1,000,000 limit is the compensation that would be recognized by our named executive officers upon exercise of any of the options issued under our 2005 incentive stock plan before July 1, 2005. Future option awards under the 2005 incentive stock plan and incentive awards or bonuses may satisfy the requirements of performance based compensation if we satisfy certain requirements in connection with making and administering such awards, including having such awards made by a compensation committee that is comprised solely of two or more independent, outside directors. At present, our compensation committee has only one independent, outside director, as defined by IRS regulations, and as a result any options granted under our plan will not be treated as performance based compensation when exercised.

The non-performance based compensation of our named executive officers for 2006 did not exceed the $1.0 million limit for any officer.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, the Company believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Accounting for Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation. Beginning on January 1, 2006, we began accounting for stock-based payments including our amended and restated 2005 incentive stock plan in accordance with the requirements of FASB Statement 123(R).

Compensation Committee Report

As stated above, our compensation committee recommends to our board the compensation payable to our executive officers, including awards under our equity and incentive compensation plans applicable to our executive officers. However, decisions concerning executive compensation are subject to final review and approval by our entire board.

Our compensation committee and the other members of our board of directors have reviewed and discussed the foregoing “Compensation Discussion and Analysis” section of this report with our management. Based on this review and discussion, the compensation committee recommended to our board of directors, and the full board of directors agreed, that the “Compensation Discussion and Analysis” section be included in this report for filing with the Securities and Exchange Commission.

This report is dated as of March 8, 2007.

Compensation Committee

Douglas W. Kohrs, Chair
Richard B. Emmitt
Elizabeth H. Weatherman

Remainder of Board of Directors

John K. Bakewell
Dale A. Spencer
James M. Corbett
Thomas E. Timbie
Daniel J. Levangie

The foregoing Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee. None of the members of our compensation committee have been an officer or employee of us or one of our subsidiaries.

Summary of Cash and Other Compensation

The following table provides summary information concerning all compensation awarded to our named executive officers during the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE - 2006

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
James M. Corbett	2006	$380,000	$—	$375,487	$864,496	$173,402	$4,066	$1,797,451
President and Chief Executive Officer
Patrick D. Spangler	2006	258,750	—	—	263,799	109,882	8,702	641,133
Chief Financial Officer and Treasurer
Stacy Enxing Seng	2006	269,100	—	384,872	234,541	100,686	10,406	999,605
President, Cardio Peripheral Division
Pascal E.R. Girin(5)	2006	363,741	—	20,249	185,912	135,451	48,063	753,416
President, International
Jeffrey J. Peters(6)	2006	232,875	25	75,097	162,031	88,468	7,908	566,404
Chief Technology Officer

(1)             Reflects the dollar amount recognized for each named executive officer for financial statement reporting purposes with respect to the fiscal year ended December 31, 2006 in accordance with FAS 123R, but excludes any impact of assumed  forfeiture rates. We refer you to note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006 for a discussion of the assumptions made in calculating the dollar amount recognized for each officer for financial statement reporting purposes with respect to the fiscal year ended December 31, 2006 in accordance with FAS 123R. The following table provides additional information regarding the dollar amount recognized during the fiscal year ended December 31, 2006, without taking into account forfeiture rates, for each stock award held by each named executive officer:

	Grant Date	Number of Securities Underlying Stock Award (#)	Amount Recognized in Financial Statements in 2006 ($)
James M. Corbett	12/29/05	100,000	$375,487
Patrick D. Spangler	None	—	—
Stacy Enxing Seng	12/29/05	35,000	131,420
	6/12/06	18,313	253,452
Pascal E.R. Girin	1/27/06	5,000	20,249
Jeffrey J. Peters	12/29/05	20,000	75,097

(2)             Reflects the dollar amount recognized for each named executive officer for financial statement reporting purposes with respect to the fiscal year ended December 31, 2006 in accordance with FAS 123R, but excludes any impact of assumed  forfeiture rates. We refer you to note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006 for a discussion of the assumptions made in calculating the dollar amount recognized for each officer for financial statement reporting purposes with respect to the fiscal year ended December 31, 2006 in accordance with FAS 123R. The following table provides additional information regarding the dollar amount recognized during the fiscal year ended December 31, 2006, without taking into account forfeiture rates, for each option award held by each named executive officer:

	Grant Dates	Number of Securities Underlying Options Granted (#)	Amount Recognized in Financial Statements in 2006 ($)
James M. Corbett	2006	200,000	$330,350
	2005	353,988	526,950
	2002 - 2004	97,345	7,196
Patrick D. Spangler	2006	25,000	41,294
	2005	141,000	222,505
Stacy Enxing Seng	2006	20,000	33,035
	2005	132,405	196,008
	2002 - 2004	70,673	5,498
Pascal E.R. Girin	2006	25,000	41,294
	2005	94,666	141,923
	2002 - 2004	35,600	2,695
Jeffrey J. Peters	2006	20,000	33,035
	2005	85,006	125,518
	2002 - 2004	42,113	3,478

(3)             Represents amounts paid under the ev3 Inc. Executive Performance Incentive Plan, which is described in more detail below under the heading “—Grants of Plan-Based Awards—ev3 Inc. Executive Performance Incentive Plan.

(4)             The amounts shown in this column include the following with respect to each named executive officer:

Name	401(k) Match	Insurance Premiums	Auto Allowance	Other Personal Benefits(a)
James M. Corbett	$—	$860	$—	$—
Patrick D. Spangler	6,600	860	—	—
Stacy Enxing Seng	6,600	860	—	—
Pascal E.R. Girin	—	—	28,365	19,698
Jeffrey J. Peters	6,600	860	—	—

(a)    Includes in the case of Mr. Girin a housing allowance in the amount of $19,698.

(5)          Reflected in U.S. dollars but paid in Euros. Conversion into U.S. dollars based on conversion rate as of December 31, 2006.  Conversion rate as of December 31, 2006 was one Euro to $1.3132. Base salary includes expatriate compensation of USD $56,139.

(6)          Mr. Peters resigned from his position as Chief Technology Officer effective as of February 28, 2007.

Employment Agreements.   We typically execute employment offer letters in conjunction with the hiring of our named executive officers that describe starting annual salary, eligibility for participation in our performance incentive programs and initial stock option grants. The acceptance of our offer of employment is conditioned upon the execution of an employment agreement that includes non-compete, non-solicitation and confidentiality clauses. Our employment agreements do not contain any commitments regarding salary or benefits, except for the timing of payment and a general description of benefits. All of our named executive officers are employed at-will and are not guaranteed employment for any specified duration.

ev3 401(k) Retirement Plan.   Under the ev3 Inc. 401(k) Retirement Plan, participants, including named executive officers, may voluntarily request that we reduce his or her pre-tax compensation by up to 75% (subject to certain special limitations) and contribute such amounts to the 401(k) plan’s trust. We contribute matching contributions in an amount equal to 50% of a participant’s pre-tax 401(k) contributions (other than catch-up contributions) for the pay period or, if less, 3% of the participant’s eligible earnings for that pay period. The 401(k) plan also has a “true-up” provision, meaning that at the end of the plan year an eligible participant may receive an additional matching contribution by applying the plan’s matching contribution formula to the participant’s aggregate 401(k) contributions and eligible earnings for the entire plan year. Under the 401(k) plan, we may, in our sole discretion, also make profit sharing contributions on behalf of eligible participants for any plan year. For 2006, we did not make any discretionary profit sharing contributions under the 401(k) plan.

Indemnification Agreements.   We have entered into agreements with our executive officers under which we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our executive officers. We will be obligated to pay these amounts only if the executive officer acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. With respect to any criminal proceeding, we will be obligated to pay these amounts only if the executive officer had no reasonable cause to believe his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Grants of Plan-Based Awards

The following table provides information concerning grants of plan-based awards to each of our named executive officers during the fiscal year ended December 31, 2006. Plan-based awards were granted to our named executive officers during 2006 under the ev3 Inc. Executive Performance Incentive Plan and the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan. The material terms of these awards and the material plan provisions relevant to these awards are described in the footnotes to the table below or in the narrative following the table below.

GRANTS OF PLAN-BASED AWARDS - 2006

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)(2)	Options (#)(3)	Awards ($/Sh)	Awards ($)(4)
James M. Corbett	—	—	$190,000	—	—	—	—	—
	01/20/06	—	—	—	—	200,000	$16.05	$1,398,960
Patrick D. Spangler	—	—	116,438	—	—	—	—	—
	01/20/06	—	—	—	—	25,000	16.05	174,870
Stacy Enxing Seng	—	—	121,095	—	—	—	—	—
	01/20/06	—	—	—	—	20,000	16.05	139,896
	06/12/06	—	—	—	18,313	—	—	253,452
Pascal E.R. Girin	—	—	163,683	—	—	—	—	—
	01/20/06	—	—	—	—	25,000	16.05	174,870
	01/27/06	—	—	—	5,000	—	—	83,750
Jeffrey J. Peters	—	—	93,150	—	—	—	—	—
	01/20/06	—	—	—	—	20,000	16.05	139,896

(1)             The amount in the target column represents potential target amount payouts under the ev3 Inc. Executive Performance Incentive Plan, the material terms of which are described in more detail below under the heading “—ev3 Inc. Executive Performance Incentive Plan.”  Due to the structure of the ev3 Inc. Executive Performance Incentive Plan, there were no threshold or maximum amounts for payouts under the plan in 2006.

(2)             Represents an unrestricted stock grant in the case of Ms. Enxing Seng and a restricted stock unit, in the case of Mr. Girin, granted under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, the material terms of which are described in more detail below under the heading “—ev3 Inc. Amended and Restated 2005 Incentive Stock Plan.” Ms. Enxing Seng’s stock grant was unrestricted, and thus, non-forfeitable upon issuance. Mr. Girin’s restricted stock unit will vest and 50% of the shares underlying the stock grant will be issued on January 27, 2008; an additional 25% of the shares underlying the stock unit grant will vest and be issued on January 27, 2009; and the remaining shares underlying the stock unit grant will vest and be issued on November 25, 2009, in each case so long as Mr. Girin remains an employee or consultant of our company. Mr. Girin will have no voting, dividend or other rights as a stockholder of our company with respect to the shares underlying the stock grant until such shares have vested and been issued.

(3)             Represents options granted under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, the material terms of which are described in more detail below under the heading “—ev3 Inc. Amended and Restated 2005 Incentive Stock Plan.”  All such options were granted subject to stockholder approval of an amendment to the 2005 plan to increase the number of shares of common stock available for issuance under the plan. Stockholder approval of such an amendment was obtained on May 9, 2006. The grant date of the options for purposes of 123(R), however, is the date that the non-employee directors of our compensation committee approved the option grant, however, since stockholder approval of the amendment was essentially a formality or perfunctory since our board of directors unanimously recommended that stockholders vote in favor of the amendment and our majority stockholder has a representative on our board. The options have a ten-year term and vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the date of grant and 1/36 of the remaining 75% of the underlying shares vesting each month after the one-year anniversary date, in each case, so long as the individual remains an employee or consultant of our company.

(4)             We refer you to note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006 for a discussion of the assumptions made in calculating the grant date fair value of stock and option awards.

ev3 Inc. Executive Performance Incentive Plan.   Under the terms of the ev3 Inc. Executive Performance Incentive Plan, our named executive officers, as well as other executives of our company, are eligible to earn quarterly cash bonuses based on our quarterly financial performance. The material terms of our plan described in detail under Item 11—Executive Compensation under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Short-term Incentive Compensation.”

ev3 Inc. Amended and Restated 2005 Incentive Stock Plan.   Under the terms of the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, our named executive officers, in addition to other employees and individuals, are eligible to receive equity compensation awards, such as stock options, stock appreciation rights, stock grants and stock unit grants. To date, only non-statutory stock options, stock grants and stock unit grants have been granted under the plan. The plan contains both an overall limit on the number of shares of our common stock that may be issued, as well as individual and other grant limits.

Under the terms of the plan, stock options must be granted with a per share exercise price equal to at least the fair market value of a share of our common stock on the date of grant. For purposes of the plan, the fair market value of our common stock is the closing sale price of our common stock, as reported by the NASDAQ Global Select Market. We generally set the per share exercise price of all stock options granted under the plan at an amount equal to the fair market value of a share of our common stock on the date of grant. The plan prohibits our board of directors to take any action, whether through amendment, cancellation, replacement grants, or any other means, to reduce the exercise price of any outstanding stock options absent the approval of our stockholders.

Options become exercisable at such times and in such installments as may be determined by our board of directors, provided that most options may not be exercisable after 10 years from their date of grant. The vesting of our stock options is generally time-based and is as follows:  one-quarter of the shares underlying the stock option on the first year anniversary of the date of grant (or if later, on the date of hire) and 1/36 of the shares underlying the stock option on the one-month anniversary of the date of grant (or date of hire) thereafter, in each case rounding down to the nearest whole number of shares to avoid the vesting of fractional shares.

Optionees may pay the exercise price of stock options in cash, except that the Compensation Committee may allow payment to be made (in whole or in part) by certain “cashless exercise” methods,

such as using a broker-assisted cashless exercise procedure pursuant to which the optionee, upon exercise of an option, irrevocably instructs a broker or dealer to sell a sufficient number of shares of our common stock or loan a sufficient amount of money to pay all or a portion of the exercise price of the option and/or any related withholding tax obligations and remit such sums to us and directs us to deliver stock certificates to be issued upon such exercise directly to such broker or dealer.

Under the terms of the grant certificates under which stock options have been granted to the named executive officers, if an officer’s employment or service with our company terminates for any reason, the unvested portion of the option will immediately terminate and the officer’s right to exercise the then vested portion of the option will:

•       immediately terminate if the officer’s employment or service relationship with our company terminated for “cause”;

•       continue for a period of one year if the officer’s employment or service relationship with our company terminates as a result of the officer’s death or disability; or

•       continue for a period of 90 days if the officer’s employment or service relationship with our company terminates for any reason, other than for cause or upon death or disability.

“Cause” for purposes of the grant certificates means: (1) an optionee has engaged in conduct that in the judgment of the board of directors constitutes gross negligence, misconduct or gross neglect in the performance of the optionee’s duties and responsibilities, including conduct resulting or intending to result directly or indirectly in gain or personal enrichment for optionee at our expense; (2) an optionee has been convicted of or has pled guilty to a felony for fraud, embezzlement or theft; (3) an optionee has engaged in a breach of any of our policies for which termination of employment or service is a permissible consequence or an optionee has not immediately cured any performance or other issues raised by an optionee’s supervisor; (4) an optionee had knowledge of (and did not disclose to us in writing) any condition that could potentially impair the optionee’s ability to perform the functions of his or her job or service relationship fully, completely and successfully; or (5) an optionee has engaged in any conduct that would constitute “cause” under the terms of his or her employment or consulting agreement, if any.

Recipients of stock grants under the plan have the right to vote and receive cash dividends with respect to the shares subject to such stock grants, even if the stock grants are restricted or subject to forfeiture. Any stock dividends or other distributions of property made with respect to shares that remain subject to forfeiture are held by us and the recipient’s rights to receive such dividends or other property will be forfeited or will be nonforfeitable at the same time the shares of stock with respect to which the dividends or other property are attributable are forfeited or become nonforfeitable.

Under the terms of the grant certificates under which the restricted stock grants have been granted to the named executive officers, other than Mr. Girin, if a named executive officer ceases to be an employee or consultant of our company for any reason, then the officer will forfeit all of the unvested or restricted shares of our common stock subject to the stock grant. Under the terms of the grant certificate under which Mr. Girin was granted a restricted stock unit, if Mr. Girin ceases to be an employee or consultant of our company for any reason, other than his death, then he will forfeit all of the unvested or unissued shares of our common stock subject to the stock grant. If Mr. Girin ceases to be an employee or consultant of our company as a result of his death, then all of the unvested or unissued shares of our common stock subject to the stock grant will be immediately vested and issued to Mr. Girin’s heirs. Any shares of our common stock issued to Mr. Girin as a result of a restricted stock unit grant must be held by him for a minimum of two years after issuance.

As described in more detail under the heading “—Potential Payments Upon Termination or Change in Control,” if there is a change in control of our company, then, under the terms of the 2005 plan, all conditions to the exercise of all outstanding options and all issuance or forfeiture conditions on all outstanding stock grants and stock unit grants will be deemed satisfied; provided if any such issuance or forfeiture condition relates to satisfying any performance goal and there is a target for the goal, the issuance or forfeiture condition will be deemed satisfied generally only to the extent of the stated target.

Other Information Regarding Plan-Based Awards.   Under change in control letter agreements we have entered into with our named executive officers, upon the occurrence of a change in control, all stock options or stock awards then held by the officer pursuant to our stock incentive plans would be accelerated and all such options would become fully vested and immediately exercisable, unless in the case of all of the named executive officers, except Mr. Corbett, the acquiring entity or successor assumes or replaces unvested stock options or awards granted to the officer and the acquiring entity or successor offers the officer employment after the change in control and the officer’s employment is not thereafter terminated under the circumstances that would entitle the officer to a cash payment as described in more detail under the heading “—Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding unexercised stock options, restricted stock or restricted stock units that have not vested for each of our named executive officers that remained outstanding at December 31, 2006. We did not have any equity incentive plan awards outstanding at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2006

	Option Awards					Stock Awards
	Number of	Number of
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(2)
James M. Corbett	0	200,000	(3)	$16.05	01/20/2016	—		—
	106,250	193,750	(4)	14.00	07/01/2015	—		—
	952	953	(5)	8.40	05/26/2015	—		—
	24,956	27,127	(7)	8.82	01/07/2015	—		—
	18,880	12,370	(8)	8.82	07/29/2014	—		—
	1,428	477	(9)	8.76	05/20/2014	—		—
	7,595	2,821	(10)	8.82	01/01/2014	—		—
	13,229	3,481	(11)	8.82	10/29/2013	—		—
	1,905	0		6.47	05/22/2013	—		—
	10,838	0		8.82	04/07/2013	—		—
	21,996	0		8.82	08/07/2012	—		—
	4,230	0		3.54	06/20/2012	—		—
	10,561	0		8.82	06/20/2012	—		—
	4,762	0		9.13	06/04/2012	—		—
	23,814	0		14.70	01/14/2012	—		—
	7,620	0		13.23	01/02/2012	—		—
	—	—		—	—	75,000	(12)	$1,292,250
Patrick D. Spangler	0	25,000	(3)	16.05	01/20/2016	—		—
	23,375	42,625	(4)	14.00	07/01/2015	—		—
	32,813	42,187	(13)	8.82	03/14/2015	—		—
Stacy Enxing Seng	0	20,000	(3)	16.05	01/20/2016	—		—
	35,088	63,984	(4)	14.00	07/01/2015	—		—
	11,458	13,542	(6)	8.82	02/01/2015	—		—
	3,993	4,340	(7)	8.82	01/07/2015	—		—
	1,762	1,154	(8)	8.82	07/19/2014	—		—
	8,073	4,427	(14)	8.82	05/07/2014	—		—
	15,300	0		8.82	04/07/2013	—		—
	27,097	0		8.82	08/07/2012	—		—
	8,574	0		3.54	06/20/2012	—		—
	12,860	0		8.82	06/20/2012	—		—
	—	—		—	—	26,250	(12)	452,288
Pascal E.R. Girin	0	25,000	(3)	16.05	01/20/2016	—		—
	31,167	56,833	(4)	14.00	07/01/2015	—		—
	3,194	3,472	(7)	8.82	01/07/2015	—		—
	3,021	1,979	(8)	8.82	07/19/2014	—		—
	25,500	5,100	(15)	8.82	08/15/2013	—		—
	—	—		—	—	5,000	(16)	86,150
Jeffrey J. Peters	0	20,000	(3)	16.05	01/20/2016	—		—
	21,548	39,292	(4)	14.00	07/01/2015	—		—
	5,729	6,771	(6)	8.82	02/01/2015	—		—
	5,590	6,076	(7)	8.82	01/07/2015	—		—
	3,524	2,309	(8)	8.82	07/19/2014	—		—
	3,750	1,250	(18)	8.82	12/09/2013
	12,240	0		8.82	04/07/2013	—		—
	14,477	0		8.82	08/07/2012	—		—
	2,854	0		3.54	06/20/2012	—		—
	4,563	0		8.82	06/20/2012	—		—
	—	—		—	—	15,000	(12)	$258,450

          (1) Upon the occurrence of a change in control, the unvested and unexercisable options described in this table may be accelerated and become fully vested and immediately exercisable as of the date of the change in control. For more information, we refer you to the discussion under the heading “—Potential Payments Upon Termination or Change in Control.”

          (2) The market value of restricted stock or restricted stock units that have not vested yet is based on the closing sale price of our common stock on December 29, 2006 ($17.23), the last trading day prior to the last day of fiscal year ended December 31, 2006.

          (3) This option vests over a four-year period, with 25% of the underlying shares vesting on January 20, 2007 and 1/36 of the remaining 75% of the underlying shares vesting on the 20th day of each month of the next 36 months thereafter.

          (4) This option vests over a four-year period, with 25% of the underlying shares vesting on July 1, 2006 and 1/36 of the remaining 75% of the underlying shares vesting on the 1st day of each month of the next 36 months thereafter.

          (5) This option vests over a four-year period, with 25% of the underlying shares vesting on May 26, 2006 and 1/36 of the remaining 75% of the underlying shares vesting on the 26th day of each month of the next 36 months thereafter.

          (6) This option vests over a four-year period, with 25% of the underlying shares vesting on February 1, 2006 and 1/36 of the remaining 75% of the underlying shares vesting on the 1st day of each month of the next 36 months thereafter.

          (7) This option vests over a four-year period, with 25% of the underlying shares vesting on January 7, 2006 and 1/36 of the remaining 75% of the underlying shares vesting on the 20th day of each month of the next 36 months thereafter.

          (8) This option vests over a four-year period, with 25% of the underlying shares vesting on July 29, 2005 and 1/36 of the remaining 75% of the underlying shares vesting on the 29th day of each month of the next 36 months thereafter.

          (9) This option vests over a four-year period, with 25% of the underlying shares vesting on May 20, 2005 and 1/36 of the remaining 75% of the underlying shares vesting on the 20th day of each month of the next 36 months thereafter.

    (10) This option vests over a four-year period, with 25% of the underlying shares vesting on January 1, 2005 and 1/36 of the remaining 75% of the underlying shares vesting on the 1st day of each month of the next 36 months thereafter.

    (11) This option vests over a four-year period, with 25% of the underlying shares vesting on October 28, 2004 and 1/36 of the remaining 75% of the underlying shares vesting on the 28th day of each month of the next 36 months thereafter.

    (12) This restricted stock grant vests as follows:  one-third of the underlying shares will vest on November 15, 2007; one-third of the underlying shares will vest on November 15, 2008 and the remaining one-third of the underlying shares will vest on November 15, 2009.

    (13) This option vests over a four-year period, with 25% of the underlying shares vesting on March 14, 2006 and 1/36 of the remaining 75% of the underlying shares vesting on the 14th day of each month of the next 36 months thereafter.

    (14) This option vests over a four-year period, with 25% of the underlying shares vesting on May 7, 2005 and 1/36 of the remaining 75% of the underlying shares vesting on the 7th day of each month of the next 36 months thereafter.

    (15) This option vests over a four-year period, with 25% of the underlying shares vesting on August 15, 2005 and 1/36 of the remaining 75% of the underlying shares vesting on the 15th day of each month of the next 36 months thereafter.

    (16) This restricted stock unit grant vests as follows:  50% of the underlying shares will vest and be issued on January 27, 2008; an additional 25% of the underlying shares will vest and be issued on January 27, 2009 and the remaining underlying shares will vest and be issued on November 25, 2009.

    (17) This option vests over a four-year period, with 25% of the underlying shares vesting on April 3, 2007 and 1/36 of the remaining 75% of the underlying shares vesting on the 31st day of each month of the next 36 months thereafter.

    (18) This option vests over a four-year period, with 25% of the underlying shares vesting on December 9, 2004 and 1/36 of the remaining 75% of the underlying shares vesting on the 9th day of each month of the next 36 months thereafter.

Options Exercised and Stock Vested During Fiscal Year

The following table provides information regarding the exercise of stock options and the vesting of restricted stock or restricted stock units during the fiscal year ended December 31, 2006 for each of our named executive officers on an aggregated basis.

OPTIONS EXERCISES AND STOCK VESTED - 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
James M. Corbett	—	—	25,000	$452,000
Patrick D. Spangler	—	—	—	—
Stacy Enxing Seng	—	—	27,063	411,652
Pascal E.R. Girin	—	—	—	—
Jeffrey J. Peters	—	—	5,000	90,400

(1)          The aggregate dollar value realized upon exercise is the difference between the market price of the underlying shares of our common stock on the date of exercise, based on the closing sale price of our common stock on the date of exercise, and the exercise price of the options.

(2)          The aggregate dollar value realized upon vesting is the market value of the underlying shares of our common stock, based on the closing sale price of our common stock on the date of vesting.

Potential Payments Upon Termination or Change in Control

All of our named executive officers are employed “at will” and are not entitled to any severance or other payments under any agreement or contract upon their termination of employment without cause or otherwise. We do have a discretionary practice of entering into severance packages with employees upon termination of the employment. In the event a named executive officer was terminated the compensation committee would exercises its business judgment in determining whether or not a separation arrangement was appropriate and would determine the terms of any separation arrangement in light of all relevant circumstances including the individual’s term of employment, past accomplishments and reasons for separation from the Company. We also have entered into agreements with our named executive officers that require us to provide compensation to them in the event of a “change in control” of our company or a termination of their employment in connection with, or within a certain period of time after, a change in control of our company. For purposes of the agreements, a “change in control” means:

•       the sale, lease, exchange or other transfer, directly or indirectly, of all or substantially all of our assets, in one transaction or in a series of related transactions, to a third party;

•       any third party, other than a bona fide underwriter, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities (x) representing 50% or more of the combined voting power of our outstanding securities ordinarily having the right to vote at elections of directors, or (y) resulting in such third party becoming an affiliate of our company, including pursuant to a transaction described in the next bullet below;

•       the consummation of any transaction or series of transactions under which we are merged or consolidated with any other company, other than a merger or consolidation which would result in our stockholders immediately prior thereto continuing to own (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; or

•       the “continuity directors” cease for any reason to constitute at least a majority of our board of directors.

For purposes of this definition, a “continuity director” means an individual who, as of the date of the change in control agreement, is a member of our board of directors, and any other individual who becomes a director subsequent to the date of the agreement whose election, or nomination for election by our stockholders, was approved by a vote of at least a majority of the directors then comprising the continuity directors, but excluding for this purpose any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person or entity other than our board of directors.

James M. Corbett Change in Control Agreement.   Mr. Corbett’s agreement entitles him, upon the occurrence of a change in control, to base pay owed to him through such date and a pro rata portion of his bonus plan payment based on the number of months in the year worked prior to the change in control. In addition, whether or not Mr. Corbett is offered future employment with the successor or the surviving subsidiary, Mr. Corbett would receive a lump sum payment equal to 18 months of his then-current base pay, and an amount equal to 150% of his bonus plan payment for the current year. The amount of the bonus plan payment is based on the assumption that all of the annual performance milestones will have been satisfied for such year. However, if Mr. Corbett is employed by the successor or the surviving subsidiary, this cash payment would be deferred until the earlier of the end of the six-month period or the date of Mr. Corbett’s termination following the change in control. Further, however, no such payment would be due if Mr. Corbett’s employment is terminated during six-month period for “cause” or by Mr. Corbett without “good reason.”  For purposes of the agreement, “cause” means: (1) Mr. Corbett’s gross misconduct; (2) his willful and continued failure to perform substantially his duties after notice of such failure; or (3) his conviction of willfully engaging in illegal conduct constituting a felony or gross misdemeanor under federal or state law which is materially and demonstrably injurious to our company or which impairs his ability to perform substantially his duties. For purposes of the agreement, “good reason” includes: (1) a substantial change in status, position(s), duties or responsibilities; (2) a reduction in base pay, a material change in the annual bonus plan payment expectations, or an adverse change in the form or timing of such payments; (3) our failure to provide Mr. Corbett similar benefits at a similar cost to those provided prior to the change in control; and (4) our requiring Mr. Corbett to be based more than 50 miles from where his office was located prior to the change in control.

Upon the occurrence of a change in control, Mr. Corbett’s stock options or stock awards pursuant to our stock incentive plans would be accelerated and all such options would become fully vested and immediately exercisable. In addition, beginning on the date of termination following a change in control, Mr. Corbett would also be entitled to group health plan benefits for himself and his dependents for up to 18 months and reasonable outplacement services with a cost of up to $40,000. To the extent any payments received by Mr. Corbett under the agreement constitute parachute payments which result in an excise tax under Section 4999 of the Code, Mr. Corbett would receive a gross-up payment to cover such excise tax as well as applicable taxes on such gross-up payment. The agreement also provides that, in addition to any other indemnification obligations that we may have, if, following a change in control of our company, Mr. Corbett incurs damages, costs or expenses (including, without limitation, judgments, fines and reasonable attorneys’ fees) as a result of his service to our company or status as an officer of our company, we will indemnify him to the fullest extent permitted by law, except to the extent that such damages, costs or expenses arose as a result of his gross negligence or willful misconduct.

Other Named Executive Officers Change in Control Agreements.   The agreements with our other named executive officers entitle each of them, upon the occurrence of a change in control, to base pay owed to the officer through such date and a pro rata portion of the officer’s bonus plan payment based on the number of months in the year worked prior to the change in control. In addition, if the officer is not offered future employment with the successor or the surviving subsidiary, then the officer would be entitled to receive a lump sum cash payment equal to 12 months of the officer’s then-current base pay and the full amount of a bonus plan payment for the next 12 months, with the bonus plan payment equal to the amount for the current year. If the officer is offered future employment but is terminated by the successor or surviving subsidiary for any reason other than death or for cause, or if the officer terminates his or her employment for good reason within 24 months following the change in control, then the officer would be entitled to receive a lump sum cash payment equal to 12 months of the officer’s then-current base pay and the full annualized amount due under the officer’s then-current bonus plan payment commitment which is payable within the next 12 months. The amount of the bonus plan payment in both situations is based on the assumption that all of the annual performance milestones will have been satisfied for such year.

In addition, upon the occurrence of a change in control, the officer’s stock options or stock awards pursuant to our stock incentive plans would be accelerated and all such options would become fully vested and immediately exercisable unless the acquiring entity or successor assumes or replaces the unvested stock options or stock awards granted to the officer and the acquiring entity or successor offers the officer employment after the change in control and his or her employment is not thereafter terminated under the circumstances that would entitle the officer to a cash payment as described above. The officer would also be entitled to group health plan benefits for the officer and his or her dependents for up to 18 months, reasonable outplacement services with a cost of up to $20,000 and the same indemnification rights and tax gross-up payment rights as found in Mr. Corbett’s agreement.

If, upon a change in control, an offer of employment is made to the officer by the successor or the surviving subsidiary and declined by the officer, the officer will not be entitled to the lump sum cash payment, group health plan benefits, or tax gross-up payment rights described above.

Potential Payments to Named Executive Officers.   The following table describes the potential payments to each of our named executive officers (i) in the event of their termination upon the occurrence of a change in control of our company, or (ii) within 24 months following the change in control, their involuntary termination or termination by them with good reason. For purposes of this calculation we have assumed the change in control and termination event occurred on December 31, 2006 and the acquiring company has elected not to assume any stock options or stock awards held by the named executive officers, resulting in the acceleration of their vesting under the terms of each named executive officer’s change in control agreement.

Name	Executive Benefits and Payments	Potential Payments in connection with Change in Control
James M. Corbett	Lump Sum Payment Based on Base Salary(1)	$570,000
	Lump Sum Payment Based on Annual Bonus Plan(1)(2)	285,000
	Unvested and Accelerated Stock Options(3)(4)	1,259,437
	Unvested and Accelerated Restricted Stock(3)(5)	1,292,250
	Group Health Plan Benefits(6)	23,062
	Outplacement Services(7)	40,000
	Accrued Paid Time Off(8)	98,873
	280G Tax Gross-up Payment(9)	633,000
	Total:	4,201,622
Patrick D. Spangler	Lump Sum Payment Based on Base Salary	$258,750
	Lump Sum Payment Based on Annual Bonus Plan(10)	116,438
	Unvested and Accelerated Stock Options(4)(11)	521,971
	Unvested and Accelerated Restricted Stock(5)(11)	—
	Group Health Plan Benefits(6)	14,239
	Outplacement Services	20,000
	280G Tax Gross-up Payment(9)	—
	Total:	931,397
Stacy Enxing Seng	Lump Sum Payment Based on Base Salary	$269,100
	Lump Sum Payment Based on Annual Bonus Plan(10)	121,095
	Unvested and Accelerated Stock Options(4)(11)	427,592
	Unvested and Accelerated Restricted Stock(5)(11)	452,288
	Group Health Plan Benefits(6)	14,239
	Outplacement Services	20,000
	280G Tax Gross-up Payment(9)	—
	Total:	1,304,314

Pascal E.R. Girin(12)	Lump Sum Payment Based on Base Salary	$363,741
	Lump Sum Payment Based on Annual Bonus Plan(10)	163,683
	Unvested and Accelerated Stock Options(4)(11)	301,805
	Unvested and Accelerated Restricted Stock(5)(11)	86,150
	Group Health Plan Benefits(6)	40,928
	Outplacement Services	20,000
	280G Tax Gross-up Payment(9)	—
	Total:	976,308
Jeffrey J. Peters	Lump Sum Payment Based on Base Salary	$232,875
	Lump Sum Payment Based on Annual Bonus Plan(10)	104,794
	Unvested and Accelerated Stock Options(4)(11)	288,488
	Unvested and Accelerated Restricted Stock(5)(11)	258,450
	Group Health Plan Benefits(6)	1,435
	Outplacement Services	20,000
	280G Tax Gross-up Payment(9)	—
	Total:	906,042

       (1) If Mr. Corbett is employed by the successor or the surviving subsidiary after the change in control, this payment would be deferred until the earlier of six months after the date of the change in control or the date of Mr. Corbett’s termination following the change in control. Otherwise, this payment would be paid upon the occurrence of the change in control.

       (2) The bonus plan payment to Mr. Corbett is an amount equal to 150% of Mr. Corbett’s bonus plan payment for the current year. In accordance with the change in control agreement, the amount of the bonus plan payment is based on the assumption that all of the annual performance milestones were satisfied.

       (3) In the event of a change in control, Mr. Corbett’s stock options and stock awards would be accelerated and become fully vested and, as applicable, immediately exercisable, regardless of whether the acquiring entity or successor assumes or replaces the unvested stock options or stock awards granted to Mr. Corbett.

       (4) The value of the automatic acceleration of the vesting of unvested stock options held by a named executive officer is based on the difference between: (i) the market price of the shares of our common stock underlying the unvested stock options held by such officer as of December 31, 2006, which is based on the closing sale price of our common stock on December 29, 2006 ($17.23), the last trading day prior to December 31, 2006, and (ii) the exercise price of the options.

       (5) The value of the automatic acceleration of the vesting of restricted stock or restricted stock units held by a named executive officer is based on: (i) the number of unvested shares of restricted stock or restricted stock units held by such officer as of December 31, 2006, multiplied by (ii) the market price of our common stock on December 31, 2006, which is based on the closing sale price of our common stock on December 29, 2006 ($17.23), the last trading day prior to December 31, 2006.

       (6) The value of the group health plan benefits is based on premiums rates in effect in December 2006.

       (7) Mr. Corbett is entitled to reasonable outplacement services at the time the lump sum payments based on base salary and the annual bonus plan are made. In the case where Mr. Corbett is employed by the successor or the surviving subsidiary after the change in control, the Mr. Corbett’s right to payment of reasonable outplacement services would be deferred until the earlier of six months after the date of the change in control or the date of Mr. Corbett’s termination following the change in control. Otherwise, Mr. Corbett would have a right to payment of reasonable outplacement services upon the occurrence of the change in control.

       (8) Represents amounts paid for accrued time off in excess of the accrual cap under our Paid Time Off Policy for U.S. Employees.

       (9) The value of the gross-up payment to cover excise taxes under Section 4999 of the Code for parachute payments under Section 280G of the Code.

(10) For a termination upon change in control, the bonus plan payment is the full amount of a bonus plan payment for the next 12 months, with the bonus plan payment equal to the amount for the current year. For an involuntary or good reason termination within 24 months following change in control, the bonus plan payment is the full annualized amount due under the officer’s then-current bonus plan payment commitment which is payable within the next 12 months, which was assumed for purposes of this table to be equal to the amount for the current year. In accordance with the change in control agreement, the amount of the bonus plan payment is based on the assumption that all of the annual performance milestones were satisfied.

(11)   For the purposes of the table above, it is assumed that the acquiring entity or successor will not assume the unvested stock options or stock awards or replace them with substantially similar stock options or agreements. Under the terms of the change in control agreement with the officer, the stock options and stock awards would be accelerated and become fully vested and, as applicable, immediately exercisable unless the acquiring entity or successor assumes or replaces the unvested stock options or stock awards granted to the officer and the acquiring entity or successor offers the officer employment after the change in control and his or her employment is not thereafter terminated by the officer for good reason or by the acquiring entity or successor for any reason other than death or for cause.

(12) For the purposes of determining the value of payments to Mr. Girin, it is assumed that any notice requirements under applicable law will have been satisfied.

Director Compensation

Summary of Cash and Other Compensation

The following table provides summary information concerning the compensation of each individual who served as a director of our company during the year ended December 31, 2006, other than James M. Corbett, our President and Executive Officer, whose compensation is set forth under the heading “Executive Compensation.”

DIRECTOR COMPENSATION—2006

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	All Other Compensation ($)(4)	Total ($)
John K. Bakewell(5)	$ 30,500	$ 48,029	$ —	$ 78,529
Haywood D. Cochrane(6)	8,500	48,715	—	57,215
Richard B. Emmitt	—	2,762	—	2,762
Douglas W. Kohrs	34,000	76,375	—	110,375
Dale A. Spencer	—	133,730	309,000	442,730
Thomas E. Timbie	24,000	191,638	—	215,638
Elizabeth H. Weatherman	—	2,762	—	2,762

(1)          Reflects the dollar amount recognized for each director for financial statement reporting purposes with respect to the fiscal year ended December 31, 2006 in accordance with FAS 123R, without taking into account forfeiture rates. We refer you to note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006 for a discussion of the assumptions made in calculating the dollar amount recognized for each director for financial statement reporting purposes with respect to the fiscal year ended December 31, 2006 in accordance with FAS 123R. The following table provides additional information regarding the dollar amount recognized during the fiscal year ended December 31, 2006, without taking into account forfeiture rates, for each option award held by each director:

Name	Grant Date	Number of Securities Underlying Options Granted (#)	Amount Recognized in Financial Statements in 2006 ($)
John K. Bakewell	2006	30,000	48,029
Haywood D. Cochrane	2005	31,666	48,715
Richard B. Emmitt	2005	1,905	2,098
	2004	1,905	664
Douglas W. Kohrs	2006	20,000	23,705
	2005	25,833	52,670
Dale A. Spencer	2005	66,905	127,667
	2004	1,905	667
	2002	53,101	5,396
Thomas E. Timbie	2006	20,000	23,457
	2005	91,666	168,176
	2004	16,666	5
Elizabeth H. Weatherman	2005	1,905	2,098
	2004	1,905	664

(2)          The following table provides information regarding each stock option grant to each director during the fiscal year ended December 31, 2006:

	Grant	Number of Securities Underlying Options		Exercise Price	Expiration	Grant Date Fair Value of
Name	Date	Granted (#)(a)		($/Share)	Date	Option Awards ($)(b)
John K. Bakewell	04/05/2006	10,833	(c)	$ 17.71	04/05/2016	$ 86,339
	04/05/2006	5,833	(c)	17.71	04/05/2016	46,489
	06/12/2006	13,334	(d)	13.84	06/12/2016	83,049
Haywood D. Cochrane	—	—		—	—	—
Richard B. Emmitt	—	—		—	—	—
Douglas W. Kohrs	05/09/2006	1,666	(e)	14.93	05/09/2016	11,194
	05/09/2006	833	(e)	14.93	05/09/2016	5,597
	06/12/2006	17,501	(d)	13.84	06/12/2016	109,003
Dale A. Spencer	—	—		—	—	—
Thomas E. Timbie	05/09/2006	1,666	(e)	14.93	05/09/2016	11,194
	06/12/2006	18,334	(d)	13.84	06/12/2016	114,191
Elizabeth H. Weatherman	—	—		—	—	—

(a)          Represents options granted under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, the material terms of which are described in more detail under the heading “Executive Compensation—ev3 Inc. Amended and Restated 2005 Incentive Stock Plan.”

(b)         We refer you to note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006 for a discussion of the assumptions made in calculating the grant date fair value of option awards.

(c)          This option vests with respect to 25% of the underlying shares of our common stock on each of the following dates, so long as the individual remains a director of our company as of such dates:  April 5, 2006, April 5, 2007, April 5, 2008 and April 5, 2009.

(d)         This option vests with respect to 25% of the underlying shares of our common stock on each of the following dates, so long as the individual remains a director of our company as of such dates:  June 12, 2006, June 12, 2007, June 12, 2008 and June 12, 2009.

(e)          This option vests with respect to 25% of the underlying shares of our common stock on each of the following dates, so long as the individual remains a director of our company as of such dates:  May 9, 2006, May 9, 2007, May 9, 2008 and May 9, 2009.

(3)          The following table provides information regarding the aggregate number of options to purchase shares of our common stock outstanding at December 31, 2006 and held by each of the directors listed in the above table:

Name	Aggregate Number of Securities Underlying Options	Exercisable/ Unexercisable	Range of Exercise Price(s)	Range of Expiration Date(s)
John K. Bakewell	30,000	7,499/22,501	$ 13.84 - $17.71	04/05/2016 - 06/12/2016
Haywood D. Cochrane	—	—	—	—
Richard B. Emmitt	15,240	13,810/1,430	6.47 - 12.28	07/26/2011 - 05/26/2015
Douglas W. Kohrs	45,833	17,916/27,917	8.82 - 14.93	03/01/2015 - 06/12/2016
Dale A. Spencer	139,094	105,164/33,930	3.54 - 13.41	05/31/2011 - 07/12/2015
Thomas E. Timbie	166,664	101,316/65,348	8.82 - 14.93	03/09/2014 - 06/12/2016
Elizabeth H. Weatherman	15,240	13,810/1,430	6.47 - 12.28	07/26/2011 - 05/26/2015

(4)          We do not generally provide perquisites and other personal benefits to our directors and thus any perquisites or personal benefits actually provided to any director are less than $10,000 in the aggregate.

(5)          Mr. Bakewell became a director effective April 5, 2006.

(6)          Mr. Cochrane resigned as a director effective April 5, 2006.

(7)          Include amounts paid to Mr. Spencer pursuant to a consulting agreement as described in more detail below.

Annual Cash Retainers, Meeting Fees and Reimbursement of Expenses

We pay each of our directors who are not our employees or consultants or who are not employees of Warburg Pincus or The Vertical Group (collectively referred to as our “outside directors”) an annual cash retainer and an additional cash retainer if they serve as chair of our audit committee or compensation committee. Our current outside directors include John K. Bakewell, Douglas W. Kohrs, Daniel J. Levangie and Thomas E. Timbie and exclude James M. Corbett, Richard B. Emmitt, Dale A. Spencer and Elizabeth H. Weatherman. Haywood D. Cochrane served as an outside director until his resignation on April 5, 2006. We pay each of our outside directors an annual cash retainer of $24,000, paid on a quarterly basis. In addition, we pay the chair of our audit committee an additional annual retainer of $20,000 and the chair of our compensation committee an additional annual retainer of $10,000, paid on a quarterly basis. The chair of our audit committee is currently Mr. Bakewell and the chair of our compensation committee is currently Mr. Kohrs. These additional annual payments to the chairs of our audit committee and compensation committee were approved by our board of directors, upon recommendation by our compensation committee, on June 12, 2006. Prior to June 12, 2006, all members of our board committees received an annual payment of $10,000, in addition to the $24,000 annual cash retainer. We do not pay our outside directors separate fees for attending board and committee meetings.

We do not pay any cash compensation to our other directors who are not outside directors for serving on our board of directors or any of our board committees. We do, however, reimburse each member of our board of directors, including directors who are not outside directors, for out-of-pocket expenses incurred in connection with attending our board and committee meetings.

Stock Options

Under our current policy regarding equity-based compensation for directors, which was approved by our board of directors on December 6, 2006, we grant options to purchase shares of our common stock to all of our directors, except James M. Corbett, effective as of the date of the director’s first appointment or election to the board and on an annual basis thereafter. We refer to these directors as our “non-employee directors.”  Each non-employee director receives an initial grant of an option, effective as of the date of the director’s first appointment or election to the board, to purchase no less than 30,000, but no more than 50,000 shares of our common stock, with the exact number to be determined by our board at the time of the director’s first appointment or election to the board. On an annual basis, each non-employee director receives an option, effective as of the date of our annual meeting of stockholders, to purchase 20,000 shares of our common stock. All of these initial and annual options have a term of 10 years and vest immediately with respect to 25% of the shares purchasable thereunder and vest with respect to the remaining 75% annually over the next three years.

Prior to our current policy, our policy with respect to option grants to directors was to grant each outside director (all directors, excluding Messrs. Corbett, Emmitt and Spencer and Ms. Weatherman) an initial option to purchase 10,833 shares of our common stock upon an outside director’s first appointment or election to the board and an annual grant of an option to purchase 1,666 shares of our common stock in each year of service thereafter and to grant each outside director who will serve as the chair of a committee of our board of directors an additional initial option to purchase 5,833 shares of our common stock upon the director’s first appointment or election to the board and an annual grant of an option to purchase 833 shares of our common stock in each year of service thereafter.

We refer you to footnote 2 to the Director Compensation table above for a summary of all grants of options to purchase shares of our common stock to our directors, excluding Mr. Corbett, during the fiscal year ended December 31, 2006. We refer you to footnote 3 to the Director Compensation table above for a summary of all options to purchase shares of our common stock held by our directors, excluding Mr. Corbett, as of December 31, 2006. Information regarding stock option grants to Mr. Corbett during the fiscal year ended December 31, 2006 is set forth under the heading “Executive Compensation—Grants of Plan-Based Awards” and information regarding all stock options held by Mr. Corbett as of December 31, 2006 is set forth under the heading “Executive Compensation—Outstanding Equity Awards at Fiscal Year End.”

Although Mr. Emmitt and Ms. Weatherman, to date, have not received any grants of options to purchase shares of our common stock in consideration of their services as directors of our company, such individuals, nonetheless, hold options to purchase shares of our common stock as a result of their service as directors of Micro Therapeutics, Inc., or MTI. As explained in more detail under the heading “Related Party Relationships and Transactions—MTI Transaction,” on January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of Micro Investment, LLC, our wholly owned subsidiary, with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of our company. As a result of the merger, each share of common stock of MTI outstanding at the effective time of the merger was automatically converted into the right to receive 0.476289 of a share of our common stock and cash in lieu of any fractional share of our common stock and each outstanding option to purchase shares of MTI common stock was converted into an option to purchase shares of our common stock on the same terms and conditions (including vesting) as were applicable under such MTI option and the exercise price and number of shares for which each such option is (or will become) exercisable was adjusted based on the exchange ratio indicated above.

Consulting and Change in Control Agreements with Dale A. Spencer

We have entered into a consulting agreement with Dale A. Spencer, one of our directors, under which we have engaged Mr. Spencer as an independent consultant. Pursuant to the agreement, we have agreed to pay Mr. Spencer a fee of $23,750 per month, which fee is reduced by any cash fees paid to Mr. Spencer by any entities affiliated with us. In addition, we are required to pay Mr. Spencer an additional $2,000 per month to defray the costs of his insurance and disability coverage benefits. In 2006, we paid Mr. Spencer $309,000 in the aggregate.

The term of the consulting agreement with Mr. Spencer automatically renews for an additional one-year period on July 1 of each year, unless either party give notice to the other party at least 30 days prior to the July 1 renewal date of the party’s desire not to extend the term of the agreement. The agreement will be terminated prior to the end of any renewal term in the event of Mr. Spencer’s death or disability and may be terminated by Mr. Spencer at any time and for any reason upon 30 days prior written notice and may be terminated by us at any time and for any reason upon written notice. If we terminate the agreement without “cause,” we must continue to pay Mr. Spencer his consulting fees for the remainder of the then current term. “Cause” is defined under the agreement to mean (1) any act of personal dishonesty taken by Mr. Spencer in connection with his responsibilities as a consultant and intended to result in substantial personal enrichment; (2) the conviction of a felony by Mr. Spencer; (3) gross misconduct by Mr. Spencer which is injurious to our company and (4) continued violations by Mr. Spencer of his obligations under the consulting agreement after prior written notice of such violations.

Under the agreement, we have agreed to indemnify Mr. Spencer to the fullest extent permitted by the Delaware General Corporation Law, for any liabilities, costs or expenses arising out of his association with our company, except to the extent that such liabilities, costs or expenses arise under or are related to his gross negligence or willful misconduct. The agreement also contains non-competition and non-solicitation covenants which restrict Mr. Spencer’s activities during the term of the agreement, as well as confidentiality provisions.

We have also entered into a change in control letter agreement with Mr. Spencer, which provides that in the event of a “change in control” of our company, all of Mr. Spencer’s then unvested, non-statutory stock options or other stock awards granted to him under our stock incentive plans as of the date of the change in control will be accelerated and become fully vested and immediately exercisable. The change in control agreement also provides that, in addition to any other indemnification obligations that we may have, if, following a change in control of our company, Mr. Spencer incurs damages, costs or expenses (including, without limitation, judgments, fines and reasonable attorneys’ fees) as a result of his service to our company or status as an independent consultant of our company, we will indemnify him to the fullest extent permitted by law, except to the extent that such damages, costs or expenses arose as a result of his gross negligence or willful misconduct.

The change in control agreement will continue in effect so long as Mr. Spencer remains as either a consultant or a director of our company or, if later, until our obligations to him arising under the agreement have been satisfied in full. The term “change in control” for purposes of Mr. Spencer’s agreement has the same meaning as in the change in control agreement for our other executive officers, which are described under the heading “Executive Compensation—Potential Payments Upon Termination or a Change in Control” contained elsewhere in this report. If a change in control of our company occurred on December 31, 2006, the automatic acceleration of Mr. Spencer’s stock options would be valued at $136,609, based on the difference between: (i) the market price of the shares of our common stock underlying the unvested stock options held by Mr. Spencer as of December 31, 2006, which is based on the closing sale price of our common stock on December 29, 2006 ($17.23), the last trading day prior to December 31, 2006, as reported by the NASDAQ Global Select Market, and (ii) the exercise price of the options.

Indemnification Agreements

We have entered into agreements with our directors under which we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our directors. We will be obligated to pay these amounts only if the director acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. With respect to any criminal proceeding, we will be obligated to pay these amounts only if the director had no reasonable cause to believe his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and notes provide information about shares of our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,359,248 (1)	$12.47	3,831,571 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,359,248	$12.47	3,831,571

(1)          Amount includes options outstanding as of December 31, 2006 under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, the ev3 LLC Amended and Restated 2003 Incentive Plan, the Micro Therapeutics, Inc.’s 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan or the Micro Therapeutics, Inc.’s 1996 Stock Incentive Plan, as amended.

(2)          Amount includes 3,081,571 shares remaining available at December 31, 2006 for future issuance under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan and 750,000 shares remaining available at December 31, 2006 for future issuance under the ev3 Inc. Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS
AND MANAGEMENT

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 1, 2007 for:

•       each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•       each of our directors;

•       our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers named in the Summary Compensation Table under the heading “Executive Compensation and Other Benefits—Summary of Cash and Other Compensation”; and

•       all of our executive officers and directors as a group.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percentage
Stockholders owning 5% or more:
Warburg, Pincus Equity Partners, L.P.(3)	37,401,560	64.3%
Vertical Fund I, L.P.(4)	2,815,511	4.8%
Vertical Fund II, L.P.(4)	668,713	1.2%
Directors and named executive officers:
James M. Corbett(5)	504,373	*
John K. Bakewell(6)	11,665	*
Richard B. Emmitt(7)	3,498,034	6.0%
Douglas W. Kohrs(8)	20,624	*
Daniel J. Levangie(9)	7,500	*
Dale A. Spencer(10)	235,702	*
Thomas E. Timbie(11)	106,871	*
Elizabeth H. Weatherman(12)	37,415,370	64.3%
Patrick D. Spangler(13)	92,198	*
Jeffrey J. Peters(14)	121,131	*
Stacy Enxing Seng(15)	196,651	*
Pascal E.R. Girin(16)	81,550	*
All executive officers and directors as a group (16 persons)(17)	42,408,996	71.6%

                 * Represents beneficial ownership of less than one percent of our common stock.

       (1) Unless otherwise indicated, the address for each of the stockholders in the table above is c/o ev3 Inc., 9600 54th Avenue North, Plymouth, Minnesota 55442.

       (2) The number of shares beneficially owned by a person includes shares subject to options held by that person that are currently exercisable within 60 days of March 1, 2007 and shares pursuant to stock grants which vest over time and are subject to forfeiture until vested. Percentages are calculated pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options currently exercisable or that become exercisable within 60 days following March 1, 2007 are outstanding for the purpose of computing the percentage of common stock owned by such person or group. However, those unissued shares of common stock described above are not deemed to be outstanding for calculating the percentage of common stock owned by any other person. Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table.

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

       (4) The Vertical Group, L.P., or The Vertical Group, a Delaware limited partnership, is the sole general partner of each of Vertical Fund I, L.P., a Delaware limited partnership, or VFI, and Vertical Fund II, L.P., a Delaware limited partnership, or VFII. The Vertical Group, VFI and VFII are collectively referred to as the “Vertical Group Entities”. The Vertical Group shares with VFI and VFII the voting and investment control of all of the shares of common stock VFI and VFII, respectively, may be deemed to beneficially own. There are five general partners of The Vertical Group, each of whom may be deemed to share with the Vertical Group Entities and the other general partners of The Vertical Group the voting and investment control of all of the shares of common stock The Vertical Group may be deemed to beneficially own. The five general partners of The Vertical Group are Stephen D. Baksa, Richard B. Emmitt, Yue-teh Jang, Jack W. Lasersohn and John E. Runnells. The address of the Vertical Group Entities is 25 DeForest Avenue, Summit, New Jersey 07901.

       (5) Includes 355,720 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter and 118,860 shares pursuant to stock grants which vest over time and are subject to forfeiture until vested.

       (6) Includes 11,665 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter.

       (7) Mr. Emmitt, one of ev3’s directors, is a general partner of The Vertical Group, L.P. and a managing director of The Vertical Group, Inc. All shares indicated as owned by Mr. Emmitt are included because of his affiliation with the Vertical Group Entities. Mr. Emmitt may be deemed to share with the Vertical Group Entities and the other general partners of The Vertical Group the voting and investment control of all of the shares of ev3 common stock The Vertical Group may be deemed to beneficially own. Mr. Emmitt does not own any shares individually and disclaims beneficial ownership of all shares owned by the Vertical Group Entities. The number of shares indicated as owned by Mr. Emmitt includes 13,810 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter. Mr. Emmitt’s address is c/o The Vertical Group, 25 DeForest Avenue, Summit, New Jersey 07901. See footnote 4 above.

       (8) Includes 20,624 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter.

       (9) Includes 7,500 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter.

(10) Includes 7,172 shares held by a revocable trust and 105,164 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter.

(11) Consists of 106,871 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter.

(12) Ms. Weatherman, one of ev3’s directors, is a managing director and member of WP LLC and a general partner of WP. 37,401,560 shares indicated as owned by Ms. Weatherman are included because of her affiliation with the Warburg Pincus Entities. Ms. Weatherman disclaims beneficial ownership of all shares owned by the Warburg Pincus Entities. The number of shares indicated to be owned by Ms. Weatherman also includes 13,810 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter. Ms. Weatherman’s address is c/o Warburg Pincus LLC, 466 Lexington Avenue, New York, New York 10017. See footnote 3 above.

(13) Consists of 75,751 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter and 16,447 shares pursuant to a stock grant which vests over time and are subject to forfeiture until vested.

(14) Includes 88,512 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter and 29,254 shares pursuant to stock grants which vest over time and are subject to forfeiture until vested.

(15) Includes 142,774 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter and 43,794 shares pursuant to stock grants which vest over time and are subject to forfeiture until vested.

(16) Includes 81,550 shares subject to options exercisable as of March 1, 2007 or within 60 days thereafter. Does not include 26,930 shares pursuant to stock grants that will be issued over time upon vesting.

(17) The amount beneficially owned by all current directors and executive officers as a group includes: (i) 1,061,251 shares issuable upon exercise of options exercisable as of March 1, 2007 or within 60 days thereafter held by these individuals and (ii) 286,500 shares pursuant to stock grants which vest over time and are subject to forfeiture until vested.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Warburg Pincus Entities

As of March 1, 2007, Warburg Pincus Entities beneficially owned approximately 64.3% of our outstanding common stock. Elizabeth H. Weatherman, one of our directors, is a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. As described in more detail below under the heading “—Holders Agreement,” Ms. Weatherman was elected to our board of directors as a board designee of the Warburg Pincus Entities and the Vertical Funds, as was Richard B. Emmitt, another one of our directors. In July 2006, Douglas W. Kohrs, one of our directors, became President and Chief Executive Officer of Tornier B.V., a global orthopedic company and majority-owned subsidiary of Warburg Pincus.

Holders Agreement

We are a party to a holders agreement along with our principal stockholders, the Warburg Pincus Entities and the Vertical Fund, and certain of our directors and executive officers, including Dale A. Spencer, James M. Corbett and Stacy Enxing Seng. Pursuant to the terms of this agreement, we are required to nominate and use our best efforts to have elected to our board of directors:

•       two persons designated by the Warburg Pincus Entities and the Vertical Funds if the Warburg Pincus Entities, the Vertical Funds and their affiliates collectively beneficially own 20% or more of our common stock; or

•       one person designated by the Warburg Pincus Entities and the Vertical Funds if the Warburg Pincus Entities, the Vertical Funds and their affiliates collectively beneficially own at least 10% but less than 20% of our common stock.

Mr. Emmitt and Ms. Weatherman are the initial designees under the holders agreement. The parties to the holders agreement also agreed to be subject to lock-up agreements in certain circumstances, including in up to two registration statements filed after our initial public offering.

Registration Rights Agreement

On June 21, 2005, we entered into a registration rights agreement with certain of our stockholders, directors, officers and employees, including, among others, Warburg Pincus, The Vertical Group, Dale A. Spencer, James M. Corbett and Stacy Enxing Seng, who we refer to as the holders, with respect to shares of our common stock held by them. Pursuant to the registration rights agreement, we agreed to:

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

Loans from Majority Stockholder to Executive Officers and Directors

Warburg Pincus, our majority stockholder, has entered into loan agreements with a number of our officers and directors, each as described below. These loans are full recourse. The purpose of these loans was to fund the purchase of equity interests in ev3 LLC or its predecessors and were not arranged by such entities.

James M. Corbett, our President and Chief Executive Officer and one of our directors, is a party to two loan agreements with Warburg Pincus, both of which accrue interest at the rate of 3.46% per annum and mature on September 30, 2007 and February 20, 2008. As of December 31, 2006, the aggregate outstanding principal amount of these loans was approximately $1,167,943, which also represents the largest aggregate principal amount outstanding during 2006. Mr. Corbett did not pay any principal or interest during 2006.

Dale A. Spencer, one of our directors, is a party to nine loan agreements with Warburg Pincus, which accrue interest at rates per annum ranging from 3.46% to 6.10% and have maturities ranging from May 31, 2006 to February 20, 2008. Mr. Spencer sold 4,200 shares of our common stock in our initial public offering upon exercise by the underwriters of their over-allotment option and used the proceeds from the sale of those shares to repay a portion of his loans from Warburg Pincus. As of December 31, 2006, the aggregate outstanding principal amount of these loans was approximately $3,804,299, which also represents the largest aggregate principal amount outstanding during 2006. Mr. Spencer did not pay any principal or interest during 2006.

Stacy Enxing Seng, our President, Cardio Peripheral Division, is a party to four loan agreements with Warburg Pincus, which accrue interest at rates per annum ranging from 4.63% to 4.77% and have maturities ranging from May 31, 2005 to March 5, 2006. The largest aggregate amount of principal outstanding during 2006 was approximately $316,426, which is the amount Ms. Enxing Seng paid off in full, together with approximately $66,392 in interest, on September 29, 2006.

MTI Transaction

On January 6, 2006, we acquired the outstanding shares of MTI that we did not already own through a merger of Micro Investment, LLC, our wholly owned subsidiary, with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of ev3 Inc. Pursuant to an agreement and plan of merger, dated as of November 14, 2005, by and among us, Micro Investment, LLC and MTI, and as a result of the merger, each share of common stock of MTI outstanding at the effective time of the merger was automatically converted into the right to receive 0.476289 of a share of our common stock and cash in lieu of any fractional share of our common stock. In addition, each outstanding option to purchase shares of MTI common stock was converted into an option to purchase shares of our common stock on the same terms and conditions (including vesting) as were applicable under such MTI option and the exercise price and number of shares for which each such option is (or will become) exercisable was adjusted based on the exchange ratio indicated above. In connection with the merger, we issued approximately 7.0 million new shares of our common stock to MTI’s public stockholders. The shares of our common stock issued in the merger were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (File No. 333-129956) initially filed with the SEC on November 23, 2005 and declared effective on December 7, 2005.  Subsequent to the completion of the merger, MTI filed a Form 15 with the SEC to terminate registration of MTI’s common stock under the Securities Exchange Act of 1934, as amended, and MTI’s common stock was delisted from trading on the NASDAQ National Market as of the close of the market on January 6, 2006.

At the time of the MTI transaction, Messrs. Corbett, Emmitt, Spencer and Ms. Weatherman, each of whom are members of our board of directors, also served on the MTI board of directors, and received the same merger consideration as other MTI common stockholders and option holders. As a result of the MTI transaction, Mr. Corbett beneficially owned 88,500 shares of MTI common stock and received options to purchase 40,008 shares of our common stock in the transaction; Messrs. Emmitt and Spencer each beneficially owned 25,000 shares of MTI common stock and received options to purchase 13,336 shares of our common stock; and Ms. Weatherman beneficially owned 34,066,579 shares of MTI common stock and received options to purchase 13,336 shares of our common stock.

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

In addition, the securities purchase agreement provided that for so long as MII owned at least 10% of the outstanding shares of MTI’s common stock, at least one of the members of the MTI’s board of directors designated by MII would serve as a member of each committee of the board. MII’s designees to MTI’s board of directors were Dale A. Spencer, Richard B. Emmitt and Elizabeth H. Weatherman, each of whom is also one of our directors. In addition, James M. Corbett, our President and Chief Executive Officer who is one of our directors, was chairman of MTI’s board of directors from January 2002 through January 2006 and was MTI’s acting President and Chief Executive Officer from April 2002 through October 2002.

Pursuant to the terms of the securities purchase agreement, we also had a right to participate in future sales by MTI of its equity securities based upon the percentage ownership in MTI at the time of the sale, except in certain limited circumstances. This subscription right would have terminated if MII’s ownership percentage in MTI fell below 10%.

James M. Corbett, Richard B. Emmitt, Dale A. Spencer and Elizabeth H. Weatherman, members of our board of directors, served on MTI’s board of directors through January 6, 2006. Messrs. Corbett, Emmitt and Spencer and Ms. Weatherman received grants of options to purchase shares of MTI common stock as compensation for their services as directors of MTI. These options converted into options to purchase shares of our common stock in connection with the merger of Micro Investment, LLC with and into MTI in January 2006. Currently, James M. Corbett and Patrick D. Spangler serve as directors of MTI. These individuals do not receive any separate compensation for their services as directors of MTI.

Director and Executive Officer Compensation

Please see “Director Compensation” and “Executive Compensation” for information regarding the compensation of our directors and executive officers and for information regarding employment, consulting, change in control, indemnification and other agreements we have entered into with our directors and executive officers.

Policies and Procedures Regarding Related Party Transactions

Our board of directors has delegated to our audit committee, pursuant to the terms of a written policy, the authority to review, approve and ratify related party transactions. If it is not feasible for our audit committee to take an action with respect to a proposed related party transaction, the board or another committee of the board, may approve or ratify it. No member of the board or any committee may participate in any review, consideration or approval of any related party transaction with respect to which such member or any of his or her immediate family members is the related party.

Our policy defines a “related party transaction” as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and in which any related party had, has or will have a direct or indirect interest.

Prior to entering into or amending any related party transaction, the party involved must provide notice to our legal department of the facts and circumstances of the proposed transaction, including:

•       the related party’s relationship to us and his or her interest in the transaction;

•       the material facts of the proposed related party transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal that would be involved;

•       the purpose and benefits of the proposed related party transaction with respect to us;

•       if applicable, the availability of other sources of comparable products or services; and

•       an assessment of whether the proposed related party transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

If the legal department determines the proposed transaction is a related party transaction, the proposed transaction will be submitted to the audit committee for consideration. In determining whether to approve a proposed related party transaction, the audit committee will consider, among other things, the following:

•       the purpose of the transaction;

•       the benefits of the transaction to us;

•       the impact on a director’s independence in the event the related party is a non-employee director, an immediate family member of a non-employee director or an entity in which a non-employee director is a partner, shareholder or executive officer;

•       the availability of other sources for comparable products or services;

•       the terms of the transaction; and

•       the terms available to unrelated third parties or to employees generally.

We also produce quarterly reports of any amounts paid or payable to, or received or receivable from, any related party. These reports allow us identify any related party transactions that were not previously approved or ratified. In that event, the transaction will be promptly submitted to the audit committee for consideration of all the relevant facts and circumstances, including those considered when a transaction is submitted for pre-approval. Under our policy, certain related party transactions as defined under our policy will be deemed to be pre-approved by the audit committee and will not be subject to these procedures.

Director Independence

Because Warburg Pincus owns more than 50% of the voting power of our common stock, we are considered a “controlled company” for the purposes of the NASDAQ listing requirements, and we qualify for, and rely on, the “controlled company” exception to the board of directors and committee composition requirements under the Marketplace Rules of the NASDAQ Stock Market. Pursuant to this exception, we are exempt from the rules that require our board of directors to be comprised of a majority of “independent directors.”

The board of directors has affirmatively determined that three of our eight current directors—Messrs. Bakewell, Emmitt and Levangie—are “independent directors” and our former director that served until April 5, 2006, Haywood D. Cochrane, was an “independent director” under the Marketplace Rules of the NASDAQ Stock Market. The Marketplace Rules of the NASDAQ Stock Market provide a non-exclusive list of persons who are not considered independent. Under these rules, an independent director is a person other than an officer or employee of the company or any parent or subsidiary. In addition, a director who is, or during the past three years was, employed by the company or by any parent or subsidiary of the company, other than prior employment as an interim chairman or chief executive officer, would not be considered independent. No director qualifies as independent unless the board of directors affirmatively determines that the director does not have a material relationship with the listed company that would interfere with the exercise of independent judgment. In making an affirmative determination that each of Messrs. Bakewell, Emmitt and Levangie is an “independent director” and Mr. Cochrane prior to his resignation was an “independent director,” the board of directors reviewed and discussed information provided by these individuals and by us with regard to each of their business and personal activities as they may relate to us and our management.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dismissal of Prior Independent Registered Public Accounting Firm

On June 22, 2006, we dismissed PricewaterhouseCoopers LLP, or PwC, as our independent registered public accounting firm. The decision to dismiss PwC was approved by our board of directors and the audit committee of our board of directors. The reports of PwC on our combined consolidated financial statements for our fiscal years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During our fiscal years ended December 31, 2005 and 2004, and through June 22, 2006, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on our financial statements for such years. There were no “reportable events” described in Item 304(a)(1)(v) of SEC Regulation S-K during our fiscal years ended December 31, 2005 and 2004, and through June 22, 2006, except for the existence of then previously reported material weaknesses in our internal control over financial reporting, which were described in detail in a Current Report on Form 8-K which we filed with the SEC on June 28, 2006. We requested that PwC furnish us with a letter addressed to the SEC stating whether or not PwC agreed with the statements made by us as set forth in the Current Report on Form 8-K which we filed with the SEC on June 28, 2006 and, if not, stating the respects in which PwC did not agree. We provided PwC with a copy of the disclosures in the Current Report on Form 8-K and PwC furnished a letter addressed to the SEC dated June 28, 2006, a copy of which was attached to the Form 8-K as Exhibit 16.1.

Audit, Audit-Related, Tax and Other Fees

The following table presents the aggregate fees billed to us for professional services rendered by Ernst & Young LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2006 and December 31, 2005.

	Aggregate Amount Billed by Ernst & Young LLP
	2006	2005
Audit Fees(1)	$1,350,973	—
Audit-Related Fees	—	—
Tax Fees(2)	24,101	—
All Other Fees(3)	1,500	—

(1)          These fees consisted of the audit of our annual financial statements, review of our financial statement included in our quarterly reports on Form 10-Q and other services normally provided in connection with our statutory and regulatory filings or engagements. Also includes fees for services related to the audit of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)          These fees consisted of tax compliance, tax advice and tax planning, including preparation of tax forms and some consulting for overseas and foreign tax matters. The audit committee of our board of directors has considered whether the provision of these services is compatible with maintaining Ernst & Young LLP’s independence and has determined that it is.

(3)          These fees consisted of the purchase of an on-line accounting research tool. The audit committee of our board of directors has considered whether the provision of these services is compatible with maintaining Ernst & Young LLP’s independence and has determined that it is.

The following table presents the aggregate fees billed to us for professional services rendered by PricewaterhouseCoopers LLP, our previous independent registered public accounting firm, for the fiscal years ended December 31, 2006 and December 31, 2005.

	Aggregate Amount Billed by PricewaterhouseCoopers LLP
	2006	2005
Audit Fees(1)	$109,327	$1,477,229
Audit-Related Fees(2)	443,266	34,952
Tax Fees(3)	21,250	279,838
All Other Fees(4)	—	6,500

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

(2)          These fees consisted of primarily of research and consultation assistance in connection with the accounting and reporting treatment of certain transactions, both historical and proposed, as required by generally accepted accounting principles in the United States. The audit committee of our board of directors has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has determined that it is.

(3)          These fees consisted of tax compliance, tax advice and tax planning, including preparation of tax forms and some consulting for overseas and foreign tax matters. The audit committee of our board of directors has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has determined that it is.

(4)          These fees consisted primarily of preparation of Forms 5500 for our employee benefit plans. The audit committee of our board of directors has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has determined that it is.

Pre-Approval Policies and Procedures

The audit committee of our board of directors has adopted procedures pursuant to which all audit, audit-related and tax services, and all permissible non-audit services provided by Ernst & Young LLP to us, are pre-approved by our audit committee. All services rendered by Ernst & Young LLP to us during 2006 were permissible under applicable laws and regulations, and all such services provided by Ernst & Young LLP to us during such time, other than de minimis non-audit services allowed under applicable law, were approved in advance by our audit committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002.

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

The exhibits to this report are listed on the Exhibit Index on pages 130 - 137. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to ev3 Inc., 9600 54th Avenue North, Suite 100, Plymouth, Minnesota 55442, Attn:  Stockholder Information.

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

D.             Offer Letter, dated April 3, 2006, between ev3 Inc. and Matthew Jenusaitis (incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)).

E.              Employment Agreement, dated April 3, 2006, between ev3 Inc. and Matthew Jenusaitis (incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)).

F.               Consulting Agreement, dated as of November 22, 2004, by and between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and Dale A. Spencer (incorporated by reference to Exhibit 10.10 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)).

G.            Change in Control Agreement, dated September 19, 2006, among ev3 Inc., ev3 Endovascular, Inc. and James M. Corbett (incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006 (File No. 000-51348)).

H.            Change in Control Agreement, dated September 19, 2006, among ev3 Inc., ev3 Endovascular, Inc. and Dale A. Spencer (incorporated by reference to Exhibit 10.1 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006 (File No. 000-51348)).

I.                  Form of Change in Control Agreement among ev3 Inc., ev3 Endovascular, Inc. or Micro Therapeutics, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.3 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006 (File No. 000-51348)).

J.                 Form of Indemnification Agreement for directors and officers of ev3 Inc. (incorporated by reference to Exhibit 10.15 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)).

K.             ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2006 (File No. 000-51348)).

L.               Form of Non-Statutory Stock Option Grant Certificate under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 20, 2007 (File No. 000-51348)).

M.           Form of Stock Grant Certificate under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2007 (File No. 000-51348)).

N.             Form of Stock Grant Certificate under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan applicable to French Participants (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2006 (File No. 000-51348)).

O.            ev3 LLC Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)).

P.               Micro Therapeutics, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7.1 to Micro Therapeutics, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No.000-06523)).

Q.            Micro Therapeutics, Inc. 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Micro Therapeutics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 5, 1996 (File No. 333-17345)).

R.             ev3 Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51348)).

S.                ev3 Inc. Executive Performance Incentive Plan (filed herewith).

T.              Agreement dated as of December 31, 2006 between ev3 Inc. and L. Cecily Hines (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2007	ev3 Inc.
	By	/s/ JAMES M. CORBETT
James M. Corbett President and Chief Executive Officer (principal executive officer)
	By	/s/ PATRICK D. SPANGLER
Patrick D. Spangler Chief Financial Officer and Treasurer (principal financing and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ JAMES M. CORBETT	President, Chief Executive Officer	March 14, 2007
James M. Corbett	and Director
/s/ JOHN K. BAKEWELL	Director	March 14, 2007
John K. Bakewell
/s/ RICHARD B. EMMITT	Director	March 14, 2007
Richard B. Emmitt
/s/ DOUGLAS W. KOHRS
Douglas W. Kohrs	Director	March 14, 2007
/s/ DANIEL J. LEVANGIE
Daniel J. Levangie	Director	March 14, 2007
/s/ DALE A. SPENCER
Dale A. Spencer	Director	March 14, 2007
/s/ THOMAS E. TIMBIE
Thomas E. Timbie	Director	March 14, 2007
/s/ ELIZABETH H. WEATHERMAN
Elizabeth H. Weatherman	Director	March 14, 2007

ev3 INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger, dated as of April 4, 2005, by and between ev3 LLC and ev3 Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.2	Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto, ev3 LLC, ev3 Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 2.2 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.3	Note Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the noteholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 2.3 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.4	Agreement and Plan of Merger, dated as of July 15, 2002, by and among Microvena Corporation, Appriva Acquisition Corp. and Appriva Medical, Inc.	Incorporated by reference to Exhibit 2.4 to ev3’s Registration Statement on Form S-1filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.5	Asset Purchase Agreement, dated as of September 29, 2004, among Edwards Lifesciences AG and ev3 Santa Rosa, Inc., ev3 Technologies, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)(1)	Incorporated by reference to Exhibit 2.5 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.6	Stock Purchase Agreement, dated September 3, 2002, by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron	Incorporated by reference to Exhibit 2.2 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002 (File No. 000-06523)
2.7	Agreement and Plan of Merger, dated November 14, 2005, by and between ev3 Inc., Micro Investment, LLC and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005 (File No. 000-51348)
3.1	Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 3.1 to ev3’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 14, 2005 (File No. 333-123851)

3.2	Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2005 (File No. 000-51348)
3.3	Amended and Restated Bylaws of ev3 Inc.	Incorporated by reference to Exhibit 3.3 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005 (File No. 000-51348)
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)
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

Incorporated by reference to Exhibit 4.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005 (File No. 000-51348)
10.1	Lease Agreement, dated May 3, 2002, by and between Liberty Property Limited Partnership and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)	Incorporated by reference to Exhibit 10.1 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.2	First Amendment to the May 3, 2002 Lease Agreement between Liberty Property Limited Partnership and ev3 Endovascular, Inc. (formerly known as ev3 Inc.), effective as of October 17, 2005	Filed herewith
10.3	Second Amendment to the May 3, 2002 Lease Agreement between Liberty Property Limited Partnership and ev3 Endovascular, Inc. (formerly known as ev3 Inc.), effective as of October 1, 2005	Filed herewith
10.4	Lease Agreement dated August 30, 2005 between Liberty Property Limited Partnership and ev3 Inc.	Incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2005 (File No. 000-51348)
10.5	First Amendment to the August 30, 2005 Lease Agreement between Liberty Property Limited Partnership and ev3 Inc., effective as of April 6, 2006.	Filed herewith
10.6	Second Amendment to the August 30, 2005 Lease Agreement, between Liberty Property Limited Partnership and ev3 Inc., effective as of February 8, 2007.	Filed herewith
10.7	Lease, dated October 13, 2005, by and between Micro Therapeutics, Inc. and The Irvine Company	Incorporated by reference to Exhibit 10.53 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005 (File No. 000-06523)

10.8	Employee Confidentiality/Restrictive Covenant Agreement, dated as of May 20, 2003, between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and James M. Corbett	Incorporated by reference to Exhibit 10.4 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.9	Employee Confidentiality/Restrictive Covenant Agreement, dated as of March 21, 2005, between ev3 Endovascular, Inc. and Patrick D. Spangler	Incorporated by reference to Exhibit 10.6 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.10	Employment Offer Letter, dated as of March 31, 2005, between ev3 LLC, ev3 Inc. and Patrick D. Spangler	Incorporated by reference to Exhibit 10.53 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.11	Offer Letter, dated April 3, 2006, between ev3 Inc. and Matthew Jenusaitis	Incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)
10.12	Employment Agreement, dated April 3, 2006, between ev3 Inc. and Matthew Jenusaitis	Incorporated by reference to Exhibit 10.5 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)
10.13	Consulting Agreement, dated as of November 22, 2004, by and between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and Dale A. Spencer	Incorporated by reference to Exhibit 10.10 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.14	Change in Control Agreement, dated September 19, 2006, among ev3 Inc., ev3 Endovascular, Inc. and James M. Corbett	Incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006 (File No. 000-51348)
10.15	Change in Control Agreement, dated September 19, 2006, among ev3 Inc., ev3 Endovascular, Inc. and Dale A. Spencer	Incorporated by reference to Exhibit 10.1 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006 (File No. 000-51348)
10.16	Form of Change in Control Agreement among ev3 Inc., ev3 Endovascular, Inc. or Micro Therapeutics, Inc. and each of its executive officers	Incorporated by reference to Exhibit 10.3 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006 (File No. 000-51348)
10.17	Form of Indemnification Agreement for directors and officers of ev3 Inc.	Incorporated by reference to Exhibit 10.15 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)

10.18	ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2006 (File No. 000-51348)
10.19	Form of ev3 Inc. Amended and Restated 2005 Incentive Stock Plan Option Certificate	Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2007 (File No. 000-51348)
10.20	Form of Stock Grant Certificate under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007(File No. 000-51348)
10.21	Form of Stock Grant Notice under ev3 Inc. Amended and Restated 2005 Incentive Stock Plan applicable to French Participants	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2006 (File No. 000-51348)
10.22	ev3 LLC Amended and Restated 2003 Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)
10.23	Micro Therapeutics, Inc. 1996 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit 10.7.1 to Micro Therapeutics, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-06523)
10.24	Micro Therapeutics, Inc. 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan	Incorporated by reference to Exhibit 10.6 to Micro Therapeutics, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 5, 1996 (File No. 333-17345)
10.25	ev3 Inc. Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.24 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51348)
10.26	ev3 Inc. Executive Performance Incentive Plan	Filed herewith
10.27	Agreement dated as of December 31, 2006 between ev3 Inc. and L. Cecily Hines	Filed herewith

10.28

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
10.29	Distribution Agreement, dated as of June 30, 2004, between Invatec S.r.l. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)(1)	Incorporated by reference to Exhibit 10.34 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)
10.30	First Amendment to Distribution Agreement, dated as of December 31, 2004, between Invatec S.r.l. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)(1)	Incorporated by reference to Exhibit 10.35 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)
10.31	Distribution Agreement between Invatec Technology Center GMBH and ev3 Endovascular, Inc. dated February 15, 2007(2)	Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 000-51348)
10.32	Master License Agreement, effective as of December 29, 1998, by and between SurModics, Inc. and Microvena Corporation	Incorporated by reference to Exhibit 10.41 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.33	Amendment to Master License Agreement, dated July 5, 2000, by and between SurModics, Inc. and Microvena Corporation(1)	Incorporated by reference to Exhibit 10.42 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.34	Consent to Assignment Agreement, effective as of September 6, 2002, by and between ev3 Endovascular, Inc. (formerly known as ev3 Inc.), Microvena Corporation and SurModics, Inc.	Incorporated by reference to Exhibit 10.43 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.35	SurModics-Modified Product Agreement, dated as of February 21, 2002, between SurModics, Inc. and Microvena Corporation	Incorporated by reference to Exhibit 10.44 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)

10.36	Amendment to the February 21, 2002 SurModics- Modified Product Agreement, effective March 31, 2003, between SurModics, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)	Incorporated by reference to Exhibit 10.45 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.37	Amendment to the February 21, 2002 SurModics- Modified Product Agreement, effective July 31, 2004, between SurModics, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)	Incorporated by reference to Exhibit 10.46 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.38	Exclusive License Agreement, dated June 29, 2001, by and between Microvena Corporation and AGA Medical Corporation	Incorporated by reference to Exhibit 10.49 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.39	Exclusive License Agreement, dated June 29, 2001, by and between Microvena Corporation and AGA Medical Corporation	Incorporated by reference to Exhibit 10.50 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851),
10.40	Royalty Agreement, dated June 29, 2001, by and between AGA Medical Corporation and Microvena Corporation	Incorporated by reference to Exhibit 10.51 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.41	Separation Agreement, dated April 3, 2006, by and between ev3 Inc. and Thomas C. Wilder III, as amended	Incorporated by reference to Exhibit 10.7 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)
10.42	Loan and Security Agreement, dated as of June 28, 2006, among Silicon Valley Bank, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 10.8 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)
10.43	License Agreement, dated as of November 18, 1996, by and between STS Biopolymers, Inc. and Micro Therapeutics, Inc. for Slip Coat for Ultra-Slip Coat	Filed herewith
10.44	License Agreement, dated as of November 18, 1996, by and between STS Biopolymers, Inc. and Micro Therapeutics, Inc.	Filed herewith

10.45	Letter Agreement, dated as of May 16, 1998, by and between STS Biopolymers, Inc. and Micro Therapeutics, Inc.	Filed herewith
10.46	License Agreement, dated as of December 9, 1999, by and between Biocoat, Inc. and Micro Therapeutics, Inc.	Filed herewith
10.47	Amendment to License Agreement, dated as of December 9, 1999, by and between Biocoat, Inc. and Micro Therapeutics, Inc., effective as of January 1, 2005.	Filed herewith
10.48	Corporate Opportunity Agreement, dated as of April 4, 2005, by and between the institutional stockholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 10.32 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
21.1	Subsidiaries of ev3 Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)          Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

(2)          Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, is pending with respect to designated portions of this document. The omitted portions have been filed separately with the Commission.