Form 10-Q
period 2007-04-01
ev3 Inc.
filed 2007-05-09
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-51348

ev3 Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0138874
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9600 54th Avenue North, Suite 100

Plymouth, Minnesota 55442

(Address of principal executive offices)

(763) 398-7000

(Registrant’s telephone number, including area code)

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

As of May 1, 2007, there were 60,796,128 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.

FORM 10-Q

For the Quarterly Period Ended April 1, 2007

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

PART I:         FINANCIAL INFORMATION

ITEM I:          FINANCIAL STATEMENTS

ev3 Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 1, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,732	$24,053
Short-term investments	7,900	14,700
Accounts receivable, less allowance of $4,247 and $3,924, respectively	49,413	45,137
Inventories, net	46,199	42,124
Prepaid expenses and other assets	5,565	7,162
Other receivables	3,652	2,669
Total current assets	131,461	135,845
Restricted cash	1,307	2,022
Property and equipment, net	24,140	24,072
Goodwill	149,061	149,061
Other intangible assets, net	45,837	40,014
Other assets	730	1,812
Total assets	$352,536	$352,826
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,465	$13,140
Accrued compensation and benefits	12,358	16,382
Accrued liabilities	12,954	10,102
Current portion of long-term debt	2,976	2,143
Total current liabilities	42,753	41,767
Long-term debt	8,988	5,357
Other long-term liabilities	1,113	468
Total liabilities	52,854	47,592

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued and outstanding: 58,243,788 shares at April 1, 2007 and 57,594,742 at December 31, 2006	582	576
Additional paid in capital	923,945	919,221
Accumulated deficit	(624,788)	(614,578)
Accumulated other comprehensive income (expense)	(57)	15
Total stockholders’ equity	299,682	305,234
Total liabilities and stockholders’ equity	$352,536	$352,826

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales	$61,499	$42,237
Operating expenses:
Cost of goods sold (a)	20,457	16,488
Sales, general and administrative (a)	39,137	37,861
Research and development (a)	7,433	6,774
Amortization of intangible assets	4,100	4,243
Loss on sale of assets, net	16	170
Acquired in-process research and development	—	1,786
Total operating expenses	71,143	67,322
Loss from operations	(9,644)	(25,085)
Other income:
Interest income, net	(109)	(699)
Other income, net	(317)	(54)
Loss before income taxes	(9,218)	(24,332)
Income tax expense	276	169
Net loss	$(9,494)	$(24,501)

Earnings per share:
Net loss per common share (basic and diluted)	$(0.17)	$(0.44)
Weighted average common shares outstanding	57,514,255	55,944,925

(a) Includes stock-based compensation charges of:

Cost of goods sold	$158	$214
Sales, general and administrative	1,859	1,366
Research and development	182	214
	$2,199	$1,794

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Operating activities
Net loss	$(9,494)	$(24,501)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,904	5,516
Provision for bad debts and sales returns	306	50
Provision for inventory obsolescence	1,025	556
Acquired in-process research and development	—	1,786
Loss on disposal of assets	16	170
Stock compensation expense	2,199	1,794
Change in operating assets and liabilities:
Accounts receivable	(4,574)	(2,240)
Inventories	(5,099)	(1,007)
Prepaids and other assets	(864)	(481)
Accounts payable	1,259	(2,300)
Accrued expenses and other liabilities	(1,479)	(2,861)
Net cash used in operating activities	(10,801)	(23,518)
Investing activities
Purchase of short-term investments	—	(6,650)
Proceeds from sale of short-term investments	6,800	—
Purchase of property and equipment	(1,878)	(2,740)
Purchase of patents and licenses	(651)	(173)
Purchase of distribution rights	(6,500)	—
Change in restricted cash	722	(238)
Other	—	(149)
Net cash used in investing activities	(1,507)	(9,950)
Financing activities
Proceeds from issuance of debt	5,000	—
Payments on long-term debt	(536)	—
Payments on capital lease obligations	(32)	(30)
Proceeds from exercise of stock options	2,531	1,185
Net cash provided by financing activities	6,963	1,155
Effect of exchange rate changes on cash	24	86
Net decrease in cash and cash equivalents	(5,321)	(32,227)
Cash and cash equivalents, beginning of period	24,053	69,592
Cash and cash equivalents, end of period	$18,732	$37,365

Supplemental non-cash disclosure:
Net assets acquired in conjunction with MTI step acquisition (see Note 6)	$—	$95,438

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Description of Business

ev3 Inc. (“we,” “our” or “us”) is a global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders.  We develop, manufacture and/or market a wide range of products that include stents, embolic protection devices, thrombectomy devices, balloon angioplasty catheters, foreign object retrieval devices, guidewires, embolic coils, liquid embolics, microcatheters and occlusion balloon systems.  We market our products in the United States, Europe and Canada through a direct sales force, and through distributors in certain other international markets.

2.                 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for any interim period may not be indicative of results for the full year.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

We were formed as ev3 LLC in September 2003 to hold the ownership interests of two companies: ev3 Endovascular, Inc. (“Endovascular”) and Micro Investment, LLC (“MII”), a holding company that owned a controlling interest in Micro Therapeutics, Inc. (“MTI”) at the time of formation. At the time of ev3 LLC’s formation, MTI was a publicly traded operating company. ev3 LLC’s majority equity holder, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), owned a majority, controlling interest in both Endovascular and MII at the time of ev3 LLC’s formation. In accordance with Financial Accounting Standards Board Statement (“SFAS”) 141, “Business Combinations” and Financial Technical Bulletin (“FTB”) 85-5, “Issues related to Accounting for Business Combinations,” ev3 LLC accounted for the transaction as a combination of entities under common control. The combination was accounted for on a historical cost basis as the ownership interests in the combining companies were substantially the same before and after the transaction. On January 28, 2005, we were formed as a subsidiary of ev3 LLC. Immediately prior to the consummation of our initial public offering on June 21, 2005, ev3 LLC was merged with and into us, and we became the holding company for all of ev3 LLC’s subsidiaries.

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.”  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  During first quarter 2006, we began production of a new product line.  We incurred approximately $300 thousand of abnormal scrap related to this new product line in the three months ended April 2, 2006, which was required to be charged to expense in that period and is included in our reported cost of goods sold for the three months ended April 1, 2006.

We operate on a manufacturing calendar with our fiscal year ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Accordingly, the first fiscal quarters of 2007 and 2006 ended on April 1 and April 2, respectively.

3.                 Stock-Based Compensation

We have several stock-based compensation plans under which stock options and other equity incentive awards have been granted.  Under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan, eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights.  The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant.  Subject to adjustment as provided in the plan, 6,000,000 shares of our common stock are available for issuance under the plan.  Our board of directors, upon recommendation of the compensation committee and subject to approval by our stockholders at our 2006 Annual Meeting to be held May 15, 2007, approved an amendment to the plan to increase the number of shares of our common stock available for issuance under the plan by 2,000,000 shares to a total of 8,000,000 shares.

Options, other than those granted to outside consultants, generally vest over a four-year period and expire within a period of not more than 10 years from the date of grant. Vested options generally expire 90 days after termination of employment. Options granted to outside consultants generally vest over the term of their consulting contract and generally expire 90 days after termination of the consulting relationship. The exercise price per share for each option is set by the board of directors or the compensation committee at the time of grant and pursuant to the terms of the plan may not be less than the fair market value per share on the grant date.

In addition to our 2005 Incentive Stock Plan, we maintain the ev3 Inc. Employee Stock Purchase Plan (“ESPP”).  The maximum number of shares of our common stock available for issuance under the ESPP is 750,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on January 1 and July 1 of each year.  The first offering period was commenced on January 1, 2007.  The purchase price of the shares will be 85% of the lower of the fair market value of our common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.   The ESPP is compensatory for financial reporting purposes and approximately $165 thousand of compensation expense was recorded during the three months ended April 1, 2007.

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

The fair value of options are estimated at the date of grant using the Black-Scholes option pricing model with the assumptions listed below.  Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term.  Expected volatility is based on a combination of historical factors related to our common stock since our June 2005 initial public offering and the volatility rates of a set of guideline companies.  The guideline companies consist of public and recently public medical technology companies.  Dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future.  The expected term is based on the weighted average time between grant and employee exercise.  The fair value of stock granted to employees is based upon the closing market value of our common stock on the date of grant.

Three Months Ended	April 1, 2007	April 2, 2006
Risk free interest rate	4.8%	4.3%
Expected dividend yield	0.0%	0.0%
Expected volatility	45.3%	50.0%
Expected option term	3.85 years	4 years

A summary of option activity for all plans during the three months ended April 1, 2007 is as follows:

	Awarded Shares Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at January 1, 2007	5,359,248	$12.47
Granted (1)	828,016	$17.81
Exercised	(244,824)	$10.34
Forfeited	(136,659)	$13.68
Expired	(20,974)	$20.82
Balance at April 1, 2007	5,784,807	$13.26	$38,083
Options exercisable at April 1, 2007	2,788,111	$11.48	$23,756

(1)             The weighted average fair value for options granted was $7.18.

As of April 1, 2007, the total compensation cost for nonvested options not yet recognized in our statements of operations was $20.3 million, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.6 years.

The intrinsic value of a stock option award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised during the three months ended April 1, 2007 was $2.1 million.

A summary of restricted stock award activity for all plans during the three months ended April 1, 2007 is as follows:

	Awarded Shares Outstanding	Weighted- Average Grant Date Fair Value
Nonvested balance at January 1, 2007	217,774	$15.42
Granted	494,391	$17.67
Vested	—	—
Forfeited	(15,771)	$17.67
Nonvested balance at April 1, 2007	696,394	$16.87

The value of these shares of restricted stock was measured at the closing market price of our common stock on the grant date. The unamortized compensation expense for these awards was $11.4 million as of April 1, 2007, which will be recognized over the remaining weighted average vesting period of approximately 3.3 years.

4.                 New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement.”  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in 2008; however, early adoption is permitted.  We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations and financial condition.

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

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  Pursuant to the terms of the Loan Agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory.  Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million.  Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Amounts outstanding under the equipment financing as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007.

On March 15, 2007, we entered into an amendment to our existing Loan Agreement with SVB.  The amendment added an additional $5 million of equipment financing, increasing the total available equipment financing to $12.5 million.  The additional $5 million of equipment financing will have a four-year maturity and bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  The additional borrowing under the amendment to the equipment financing will be payable in 42 consecutive equal monthly installments of principal, beginning on September 30, 2007.  As of April 1, 2007, we had $12.0 million in outstanding borrowings under the equipment financing, as amended, and no outstanding borrowings under the revolving line of credit; however, we had approximately $2 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $28 million.

On April 19, 2007, subsequent to the end of our fiscal first quarter, we completed a secondary offering issuing 2,500,000 shares of our common stock which generated approximately $43.5 million in net proceeds.  We expect to use the net proceeds for general corporate purposes.

Our future liquidity and capital requirements will be influenced by numerous factors, including clinical research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs and the acceptance of our products in the marketplace.  We believe that our current resources, together with funds available under our revolving line of credit, are sufficient to cover our liquidity requirements through at least the next 12 months.  However, there is no assurance that additional funding will not be needed. Further, if additional funding were needed, there is no assurance that such funding will be available to us or our subsidiaries on acceptable terms, or at all.  If we require additional working capital but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

The following summarizes the changes in stockholders’ equity (dollars in thousands) since December 31, 2006:

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2006	57,594,742	$576	$919,221	$(614,578)	$15	$305,234
Cumulative effect of adoption of FIN 48	—	—	—	(716)	—	(716)
Adjusted Balance December 31, 2006	57,594,742	$576	$919,221	$(615,294)	$15	$304,518
Compensation expense on equity awards and stock purchase plan	—	—	2,199	—	—	2,199
Exercise of options	244,824	2	2,529	—	—	2,531
Restricted stock grants	404,222	4	(4)			—
Comprehensive (loss):
Net loss				(9,494)	—	(9,494)
Cumulative translation adjustment				—	(72)	(72)
Comprehensive (loss)	—	—	—	—	—	(9,566)
Balance April 1, 2007	58,243,788	$582	$923,945	$(624,788)	$(57)	$299,682

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

7.                    Short-Term Investments

Short-term investments consist of debt securities, which have investment grade credit ratings.  The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date.  The short-term investments consist of floating rate taxable municipal bonds with maturities from 2019 to 2036.  We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par.  As of April 1, 2007, our cost approximated fair value related to these investments.

8.                 Inventories

Inventory consists of the following (in thousands):

	April 1, 2007	December 31, 2006
Raw materials	$7,954	$7,100
Work in-progress	3,264	3,271
Finished goods	40,051	36,478
	51,269	46,849
Inventory reserve	(5,070)	(4,725)
Inventory, net	$46,199	$42,124

9.                 Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	April 1, 2007	December 31, 2006
Machinery and equipment	$21,539	$20,472
Office furniture and equipment	12,049	11,440
Leasehold improvements	9,725	9,750
Construction in progress	2,112	2,040
	45,425	43,702
Less:
Accumulated depreciation and amortization	(21,285)	(19,630)
Property and equipment, net	$24,140	$24,072

Total depreciation expense for property and equipment was $1.8 million and $1.3 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

10.          Goodwill and Other Intangible Assets

There have been no changes in the carrying amount of goodwill by operating segment in the three months ended April 1, 2007.  The balance at April 1, 2007 is as follows (in thousands):

	Cardio Peripheral	Neurovascular	Total
Balance as of April 1, 2007	$71,307	$77,754	$149,061

Other intangible assets consist of the following (in thousands):

	Weighted	April 1, 2007			December 31, 2006
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and licenses	5.0	$12,064	$(4,241)	$7,823	$11,435	$(4,009)	$7,426
Developed technology	6.0	63,616	(42,046)	21,570	63,616	(40,119)	23,497
Trademarks and tradenames	7.0	5,122	(2,801)	2,321	5,122	(2,634)	2,488
Customer relationships	5.0	16,094	(10,318)	5,776	16,094	(9,491)	6,603
Distribution rights	2.5	9,274	(927)	8,347	—	—	—
Other intangible assets		$106,170	$(60,333)	$45,837	$96,267	$(56,253)	$40,014

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

On February 15, 2007, we executed a new distribution agreement with Invatec Technology Center GmbH appointing us as a non-exclusive distributor of certain of Invatec’s products for the United States and Puerto Rico (the “Distribution Agreement”).  In connection with the execution of the Distribution Agreement, we paid Invatec $9.3 million for the distribution rights that will be accounted for as an intangible asset and amortized over the term of the agreement. This payment was comprised of a one time sign-up fee of $6.5 million paid in cash and retainage by Invatec of the remaining unamortized portion of the recoverable sign-up fee from our previous agreement with Invatec of $2.8 million as additional consideration. The term of the Distribution Agreement extends until December 31, 2008 and we are permitted to continue to sell our inventory of Invatec products for a period of up to six months after the termination of the Distribution Agreement.

Total amortization of other intangible assets was $4.1 million and $4.2 million for the three months ended April 1, 2007, and April 2, 2006, respectively.  The estimated amortization expense (inclusive of amortization expense already recorded for the three months ended April 1, 2007) for the next five years ending December 31 is as follows (in thousands):

2007	$15,069
2008	11,485
2009	6,899
2010	3,901
2011	2,487

12.          Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 1, 2007	December 31, 2006
Accrued professional services	$4,586	$1,900
Accrued clinical studies	289	359
Office closure	316	345
Accrued other	7,763	7,498
Total accrued liabilities	$12,954	$10,102

13.          Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 1, 2007	December 31, 2006
Equipment term loan	$11,964	$7,500
Less: current portion	(2,976)	(2,143)
Total long-term debt	$8,988	$5,357

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement, with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Amounts outstanding under the equipment financing as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007.  On March 15, 2007, we entered into an amendment to our existing Loan Agreement with SVB.  The amendment added an additional $5 million of equipment financing, increasing the total available equipment financing to $12.5 million.  The additional $5 million of equipment financing will have a four-year maturity and bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  The additional borrowing under the amendment to the equipment financing will be payable in 42 consecutive equal monthly installments of principal, beginning on September 30, 2007.

Annual maturities of our long-term debt are as follows (in thousands):

2007	$2,976
2008	3,571
2009	3,571
2010	1,846
Total	$11,964

14.          Interest (Income) Expense

Interest (income) expense consists of the following (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Interest expense	$275	$34
Interest (income)	(384)	(733)
Total interest (income) expense, net	$(109)	$(699)

15.          Other Comprehensive Income (Loss)

The following table provides a reconciliation of net loss to comprehensive loss (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Net loss	$(9,494)	$(24,501)
Changes in foreign currency translation	(72)	92
Total comprehensive loss	$(9,566)	$(24,409)

16.          Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109.  FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The provisions of FIN 48 are applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings.  Upon adoption of FIN 48, we recorded a $716 thousand liability for uncertain tax positions as an adjustment to the 2007 opening balance of retained earnings.

As of the date of adoption, the total amount of unrecognized tax benefits was $4.7 million, of which approximately $872 thousand would affect our effective income tax rate if recognized.  We recognize interest and penalties related to uncertain tax positions as income tax expense.  As of January 1, 2007, accrued interest and penalties related to uncertain tax positions totaled approximately $216 thousand and did not materially change during the quarter ended April 1, 2007.

Management believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease between $160 thousand and $501 thousand due to the closure of the tax examinations in foreign jurisdictions within the next 12 months.

We or one of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and in various U.S. State and foreign jurisdictions.  With few exceptions, we are subject to U.S. Federal or state and local income tax examinations by tax authorities for years after 1995, and for years after 2002 in foreign jurisdictions.

17.          Commitments and Contingencies

Letters of Credit

As of April 1, 2007, we had $2.8 million of outstanding letters of credit, of which approximately $800 thousand were collateralized by restricted cash and $2.0 million were backed by our revolving line of credit.

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

An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. As of April 1, 2007 approximately $887 thousand was recorded in accrued liabilities in our consolidated financial statements included in this report. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.

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

In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that our Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Pursuant to the court’s ruling, we have been enjoined by the patent holders from engaging in infringing activities related to our Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for our activities since September 27, 2002. In February 2005, we received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.8 million as of April 1, 2007, with which we disagree. Court hearings will be held regarding these claims. We have filed an appeal with the Dutch court, and believe that since the date of injunction in each separate country we are in compliance with the Dutch court’s injunction. On September 5, 2006, we received a letter from the patent holders’ counsel stating that, pursuant to a recent decision in the European Court dated July 13, 2006, they are no longer enforcing the injunction outside of The Netherlands. A decision on the appeal is expected in the second half of 2007. The patent holders have requested a delay in the hearing on claims damages until a decision on the appeal has been rendered. Because we believe that we have valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

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

In the United States, concurrent with the FDA’s marketing clearance of our Sapphire line of embolic coils received in July 2003, we, through our subsidiary MTI, initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by us and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed our actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against us in the United States District Court for the Northern District of California alleging infringement by us with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. We filed a counterclaim against the University of California asserting non-infringement by us, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, we filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. Motions for summary judgment made by all parties, have been denied by the court. A trial date has been set for October 2007.  In addition, there are various related actions, such as requests for re-examination and reissues, pending from time to time in the U.S. Patent and Trademark Office that may or may not have a material effect on these actions. We cannot estimate the possible loss or range of loss, if any, associated with the resolution of these matters. There can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

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

On October 11, 2005, a purported stockholder class action lawsuit purportedly on behalf of MTI’s minority stockholders was filed in the Delaware Court of Chancery against MTI, MTI’s directors and us challenging our exchange offer with MTI. The complaint alleged the then-proposed transaction constituted a breach of defendants’ fiduciary duties. The complaint sought an injunction preventing the completion of the transaction with MTI or, if the transaction were to be completed, rescission of the transaction or rescissory damages, unspecified damages, costs and attorneys’ fees and expenses. On January 6, 2006, we completed an acquisition of the publicly held shares of MTI through a merger transaction. We believe this lawsuit is without merit and plan to defend it vigorously if the plaintiff decides to pursue it. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.

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

The following is segment information (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales
Cardio Peripheral:
Stents	$19,806	$13,046
Thrombectomy and embolic protection	6,218	4,037
Procedural support and other	$10,467	8,249
Total Cardio Peripheral	$36,491	$25,332
Neurovascular:
Embolic products	12,926	7,383
Neuro access and delivery products and other	12,082	9,522
Total Neurovascular	$25,008	$16,905

Total net sales	$61,499	$42,237

Gross profit
Cardio Peripheral	$21,962	$12,927
Neurovascular	19,080	12,822
Total	$41,042	$25,749

Gross profit	$41,042	$25,749
Operating expense	50,686	50,834
Loss from operations	$(9,644)	$(25,085)

	April 1, 2007	December 31, 2006
Total assets
Cardio Peripheral	$202,659	$209,414
Neurovascular	149,877	143,412
Total	$352,536	$352,826

The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Geographic Data
Net Sales
United States	$35,140	$24,774
International	26,359	17,463
Total net sales	$61,499	$42,237

	April 1, 2007	December 31, 2006
Long-lived Assets
United States	$23,563	$23,422
International	577	650
Total long-lived assets	$24,140	$24,072

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

Overview

We are a leading global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders.  Our name signifies our commitment to, and engagement in, the peripheral vascular, neurovascular and cardiovascular markets and the physician specialties that serve them.  Our broad product portfolio is focused on applications that we estimate represent an addressable worldwide endovascular market opportunity of approximately $3.2 billion in 2005 and up to $7.0 billion by the end of 2010. We sell over 100 products consisting of over 1,000 styles and sizes in more than 60 countries through a direct sales force in the United States, Canada, Europe and other countries and distributors in selected other international markets.

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

We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships in selected other international markets. Beginning October 1, 2006, we established a distribution arrangement with Medtronic International Trading Inc. - Japan Branch, a subsidiary of Medtronic, Inc., pursuant to which Medtronic distributes all of our products in Japan. As a result of this new arrangement, we ceased our direct sales operations in Japan. Our corporate headquarters and our manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Outside of the United States, our primary office is in Paris, France. Approximately 43% of our net sales during the three months ended April 1, 2007 were generated outside of the United States. As a result, we are sensitive to risks related to fluctuation in exchange rates and other risks associated with international operations which could affect our business results. Changes in foreign currency exchange rates had a positive impact of approximately $1.4 million on our first quarter 2007 net sales as compared to our first quarter 2006 net sales.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 250 sales professionals as of April 1, 2007 in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 84% and 89% of our net sales during the first quarter of 2007 and 2006, respectively, with the balance generated by independent distributors. In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system. As a result, our cumulative costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $624.8 million at April 1, 2007. Consequently, we have financed our operations through debt and equity offerings. We expect to continue to generate operating losses for at least the next 9 months.

Our cash, cash equivalents and short-term investments available to fund our current operations were $26.6 million at April 1, 2007. On April 19, 2007, subsequent to the end of our fiscal first quarter, we completed a secondary offering issuing 2,500,000 shares of our common stock which generated approximately $43.5 million in net proceeds.  We expect to use the net proceeds for general corporate purposes.

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement with Silicon Valley Bank, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  On March 15, 2007, we entered into an amendment to our existing Loan Agreement with SVB.  The amendment added an additional $5 million line of equipment financing, increasing the total available equipment financing to $12.5 million.  The additional $5 million of equipment financing will have a four-year maturity and bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  The additional borrowing under the amendment to the equipment financing will be payable in 42 consecutive equal monthly installments of principal, beginning on September 30, 2007.  As of April 1, 2007, we had $12.0 million in outstanding borrowings under the equipment financing and no outstanding borrowings under the revolving line of credit; however, we had  approximately $2 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $28 million.

We believe our cash, cash equivalents, short-term investments and funds available under our revolving line of credit will be sufficient to meet our liquidity requirements through at least the next twelve months.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended		Percent
	April 1, 2007	April 2, 2006	Change
Results of Operations:
Net sales	$61,499	$42,237	45.6%
Operating expenses:
Cost of goods sold (a)	20,457	16,488	24.1%
Sales, general and administrative (a)	39,137	37,861	3.4%
Research and development (a)	7,433	6,774	9.7%
Amortization of intangible assets	4,100	4,243	(3.4)%
Loss on sale of assets, net	16	170	(90.6)%
Acquired in-process research and development	—	1,786	NM
Total operating expenses	71,143	67,322	5.7%
Loss from operations	(9,644)	(25,085)	(61.6)%
Other income:
Interest income, net	(109)	(699)	(84.4)%
Other income, net	(317)	(54)	NM
Loss before income taxes	(9,218)	(24,332)	(62.1)%
Income tax expense	276	169	63.3%
Net loss	$(9,494)	$(24,501)	(61.3)%
Net loss per common share (basic and diluted)	$(0.17)	$(0.44)
Weighted average common shares outstanding	57,514,255	55,944,925

(a)          Includes stock-based compensation charges of:

Cost of goods sold	$158	$214
Sales, general and administrative	1,859	1,366
Research and development	182	214
	$2,199	$1,794

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended
	April 1, 2007	April 2, 2006	Percent Change
NET SALES BY SEGMENT:
Cardio Peripheral:
Stents	$19,806	$13,046	51.8%
Thrombectomy and embolic protection	6,218	4,037	54.0%
Procedural support and other	10,467	8,249	26.9%
Total Cardio Peripheral	$36,491	$25,332	44.1%

Neurovascular:
Embolic products	12,926	7,383	75.1%
Neuro access and delivery products and other	12,082	9,522	26.9%
Total Neurovascular	$25,008	$16,905	47.9%

Total	$61,499	$42,237	45.6%

	Three Months Ended
	April 1, 2007	April 2, 2006	Percent Change
NET SALES BY GEOGRAPHY:
United States	$35,140	$24,774	41.8%
International
Before foreign exchange impact	24,991	17,463	43.1%
Foreign exchange impact	1,368	—	—
Total	26,359	17,463	50.9%
Total	$61,499	$42,237	45.6%

Comparison of the Three Months Ended April 1, 2007 to the Three Months Ended April 2, 2006

Net sales.  Net sales increased 46% to $61.5 million in the three months ended April 1, 2007 compared to $42.2 million in the three months ended April 2, 2006, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past 24 months.

Net sales of cardio peripheral products.  Net sales of cardio peripheral products increased 44% to $36.5 million in the three months ended April 1, 2007 compared to $25.3 million in the three months ended April 2, 2006.  This sales growth was primarily the result of sales growth in our stent products and sales of our SpideRX Embolic Protection Device.  Net sales in our stent product line increased 52% to $19.8 million in the three months ended April 1, 2007 compared to $13.1 million in the three months ended April 2, 2006.  This increase is attributable to increased market penetration of the EverFlex, Protégé GPS, Protégé RX Carotid Stent, Primus and ParaMount Mini families of stents, partially offset by sales declines in older generation products.  Net sales of our thrombectomy and embolic protection devices increased 54% to $6.2 million in the three months ended April 1, 2007 compared to $4.0 million in the same period of 2006, largely due to increased market penetration of the SpideRX, partially offset by sales declines in older generation products.  Net sales of our procedural support and other products increased 27% to $10.5 million in the three months ended April 1, 2007 compared to $8.2 million in the three months ended April 2, 2006, largely due to the increased market penetration of PTA balloon catheters in the United States.  We expect cardio peripheral net sales to increase during the remainder of 2007 as a result of new product introductions and continued market penetration of products released during the past 24 months.

Net sales of neurovascular products.  Net sales of our neurovascular products increased 48% to $25.0 million in the three months ended April 1, 2007 compared to $16.9 million in the three months ended April 2, 2006, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 75% to $12.9 million in the three months ended April 1, 2007 compared to $7.4 million in the same period of 2006, primarily due to increased market penetration of our Nexus coil and Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, partially offset by sales declines in older generation products.  Sales of our neuro access and delivery products and other increased 27% to $12.1 million in the three months ended April 1, 2007 compared to $9.5 million in the same period in 2006, largely as a result of volume increases across virtually all product lines.  We expect our neurovascular net sales to increase during the remainder of

2007 as a result of market growth, continued market penetration of products released during the past 24 month and the introduction of new products.

Net sales by geography.  Net sales in the United States increased 42% to $35.1 million in the three months ended April 1, 2007 compared to $24.8 million in the three months ended April 2, 2006. International net sales increased 51% to $26.4 million in the three months ended April 1, 2007 compared to $17.4 million in the three months ended April 2, 2006 and represented 43% and 41% of our total net sales during the three months ended April 1, 2007 and April 2, 2006, respectively.  This growth was driven in part by an increase in market penetration within our historical international markets as well as continued expansion into several new or emerging markets in various Pacific Rim countries.  Our international net sales in the three months ended April 1, 2007 includes a favorable currency impact of approximately $1.4 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.

Cost of goods sold.  As a percentage of net sales, cost of goods sold decreased to 33.3% of net sales in the three months ended April 1, 2007 compared to 39.0% of net sales in the three months ended April 2, 2006.  This decrease was primarily attributable to our continued growth in sales volume, ongoing investments in in-house manufacturing capabilities and cost savings achieved related to our implementation and use of lean manufacturing concepts.  In our cardio peripheral segment, cost of goods sold as a percent of net sales decreased to 39.8% in the three months ended April 1, 2007 compared to 49.0% in the three months ended April 2, 2006 primarily attributable to on-going investments in in-house manufacturing capabilities and increased sales volume.  In our neurovascular segment, cost of goods sold as a percent of net sales decreased to 23.7% in the three months ended April 1, 2007 compared to 24.2% in the three months ended April 2, 2006 primarily attributable to increased production volumes and on-going cost savings programs. We expect cost of goods sold as a percentage of net sales to continue to decline during 2007 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives, offset in part by royalty payments required under the license agreement with Medtronic and anticipated conversion costs associated with new product launches occurring during 2007.

Sales, general and administrative expense.  Sales, general and administrative expenses increased 3.4% to $39.1 million in the three months ended April 1, 2007 compared to $37.9 million in the three months ended April 2, 2006.  The increase was partially due to the unfavorable impact of foreign currency on international related operating expenses of $830 thousand, increases in selling and distribution expenses in Europe, a $650 thousand increase in hiring related and a $490 thousand increase in non-cash stock-based compensation costs and costs partially offset by acquisition related expenses that occurred in three months ended April 2, 2006 that did not recur in the three months ended April 1, 2007.  Although sales, general and administrative expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 63.6% of net sales in the three months ended April 1, 2007 compared to 89.6% of net sales in the three months ended April 2, 2006.  We expect sales, general and administrative expenses, excluding litigation related charges, for the remaining quarters of 2007 to increase in total when compared to 2006 but continue to decline as a percentage of net sales as we believe that our current infrastructure can support a higher level of sales.

Research and development.  Research and development expense increased 9.7% to $7.4 million in the three months ended April 1, 2007 compared to $6.8 million in the three months ended April 2, 2006.  This increase was due to increased spending on clinical trials.  We expect research and development expenses to increase during the year as we continue to invest in as many as six clinical trials.

Amortization of intangible assets.  Amortization of intangible assets decreased 3.4% to $4.1 million in the three months ended April 1, 2007 compared to $4.2 million in the three months ended April 2, 2006 primarily due to certain intangible assets becoming fully amortized, substantially offset by the amortization of the recently acquired Invatec distribution rights intangible asset (see Note 10).  We expect amortization of intangible assets for the remaining quarters of 2007 to remain consistent to slightly declining when compared with first quarter 2007 levels.

Interest income, net.  Net interest income was $109 thousand in the three months ended April 1, 2007 compared to $699 thousand in the three months ended April 2, 2006.  This decrease was due primarily to a reduction in our average cash equivalents and short-term investment balances in the first quarter 2007 as compared to the same period in 2006.  We also incurred interest charges on our outstanding borrowings under our equipment financing. See Note 13  to the consolidated financial statements included elsewhere in this report.

Other income, net.  Other income was $317 thousand in the three months ended April 1, 2007 compared to $54 thousand in the three months ended April 2, 2006.  The other (income) expense in the three months ended April 1, 2007 and April 2, 2006 was primarily due to foreign exchange gains and losses.

Income tax expense.  We incurred modest levels of income tax expense in the three months ended April 1, 2007 and April 2, 2006 related to certain European sales offices.  We recorded no provision or benefit for U.S. income taxes in either of the three month periods ended April 1, 2007 or April 2, 2006 due to our history of operating losses.  We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.  See Note 16 to the consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Balance Sheet Data	April 1, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$18,732	$24,053
Short-term investments	7,900	14,700
Total current assets	131,461	135,845
Total assets	352,536	352,826
Total current liabilities	42,753	41,767
Total liabilities	52,854	47,592
Total stockholders’ equity	299,682	305,234

Financing history.  We have generated significant operating losses since our inception.  These operating losses, including cumulative non-cash charges for acquired in-process research and development of $128.7 million, have resulted in an accumulated deficit of $624.8 million as of April 1, 2007. We completed an initial public offering of our common stock on June 21, 2005 in which we sold 11,765,000 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $152.7 million, after deducting underwriting discounts and commissions and offering expenses.  We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg Pincus and Vertical.  In addition, on July 20, 2005, we sold 205,800 shares of common stock pursuant to an over-allotment option granted to the underwriters which resulted in net proceeds to us of $2.2 million, after deducting underwriting discounts and commissions and offering expenses.  We invested the remaining portion of the net proceeds in short-term, investment-grade, interest-bearing securities.  We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so.  See Part II, Item 2 under the heading “Use of Proceeds” included elsewhere in this report.

On April 19, 2007, subsequent to the end of our fiscal first quarter, we completed a secondary offering issuing 2,500,000 shares of our common stock which generated approximately $43.5 million in net proceeds.  We expect to use the net proceeds for general corporate purposes.

Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund current operations totaled approximately $26.6 million at April 1, 2007, a decrease of $12.1 million from December 31, 2006.  We expect to continue to use cash to fund our operations for the remainder of 2007

Credit facility.  On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., which we refer to as the “borrowers”, entered into a Loan and Security Agreement, which we refer to as the loan agreement, with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line.  Pursuant to the terms of the loan agreement and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory.  Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million.  Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Amounts outstanding under the equipment financing as of December 31, 2006 will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007. On March 15, 2007, we entered into an amendment to our existing Loan Agreement with SVB.  The amendment added an additional $5 million of equipment financing, increasing the total available equipment financing to $12.5 million.  The additional $5 million of equipment financing will have a four-year maturity and bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  The additional borrowing under the amendment to the equipment financing will be payable in 42 consecutive equal monthly installments of principal, beginning on September 30, 2007.  As of April 1, 2007, we had $12.0 million in outstanding borrowings under the equipment financing, as amended, and no outstanding borrowings under the revolving line of credit; however, we had approximately $2 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $28 million.

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

Operating activities.  Cash used in operations during the three months ended April 1, 2007 was $10.8 million compared to $23.5 million during the three months ended April 2, 2006, reflecting primarily our net loss and increased working capital requirements during the periods.  During the three months ended April 1, 2007, our net loss included approximately $8.1 million of non-cash charges for depreciation and amortization and stock-based compensation expense as compared with $7.3 million in the first quarter of 2006.  During the first quarter 2006 we also incurred $1.8 million of acquired in-process research and development expense that did not recur in the three months ended April 1, 2007. We expect that our operations will continue to use cash during the remainder of 2007.

Investing activities.  Cash used in investing activities was $1.5 million and $10.0 million during the three months ended April 1, 2007 and April 2, 2006, respectively. During the first quarter of 2007 we purchased $1.9 million of property and equipment and $6.5 million of distribution rights related our agreement with Invatec.  We also received $6.8 million in proceeds from the sale of short-term investments. During the first quarter of 2006, we purchased $6.7 million of short-term investments and $2.7 million of property and equipment.  Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment.  We expect to continue to make investments in property and equipment and to incur approximately an additional $13.5 million in capital expenditures during the balance of 2007.

Financing activities.  Cash provided by financing activities was $7.0 million during the three months ended April 1, 2007, generated primarily from proceeds of stock option exercises and proceeds from borrowings under our amended equipment term loan with Silicon Valley Bank.  During the first quarter of 2006, cash provided by financing activities was $1.2 million and was generated primarily from proceeds of stock option exercises.

Contractual cash obligations.   The following is an updated table of our contractual cash obligations and commercial commitments incorporating revisions in our distribution arrangement with Invatec and the increase in our equipment financing with Silicon Valley Bank (see Note 13 to consolidated financial statements included elsewhere in this report):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousand)
Notes Payable	$11,964	$2,976	$7,143	$1,845	$—
Purchase commitments(1)	24,021	10,409	13,612	—	—
Operating leases(2)	11,546	3,844	5,972	1,730	—
Total	$47,531	$17,229	$26,727	$3,575	$—

(1)             Represents commitments for minimum inventory purchases related to our distribution agreement with Invatec. We do not have any other significant purchase obligations for the delivery of goods or services or other commercial commitments. These payments are denominated in Euros and were translated in the tables above based on the respective U.S. dollar exchange rate at April 1, 2007.

(2)             The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain office space, warehouse space, computers and vehicles. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at April 1, 2007. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, or GAAP, our operating leases are not recognized in our consolidated balance sheet.

Other liquidity information.  The acquisition agreements relating to our purchase of Appriva Medical, Inc. and Dendron GmbH require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved.  The potential milestone payments total $175.0 million and $15.0 million with respect to the Appriva and Dendron acquisitions, respectively, during the period of 2003 to 2009.  We have determined that the first milestone with respect to the Appriva agreement was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable.  On September 27, 2005, we announced that we had decided to discontinue the development and commercialization of our PLAATO device, which is the technology we acquired in the Appriva transaction.  Although we recently had obtained conditional approval from the FDA for an Investigational Device Exemption (“IDE”) clinical trial for the PLAATO device, we determined that, due to the time, cost and risk of enrollment, the trial design ultimately mandated by the FDA was not commercially feasible for us at such time.  We continue to keep all of our options open with regard to the future of the PLAATO technology, which may include a sale or licensing of the technology to third parties.  Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met.  Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004.  In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter 2005.  We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008.  Any such final payment would be due in the year following the year of target achievement.

Our future liquidity and capital requirements will be influenced by numerous factors, including extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, and the future course of intellectual property litigation.  We believe that the resources generated from our initial public offering, together with funds available under our revolving credit facility and our recently completed secondary stock offering, are sufficient to meet our liquidity requirements through at least the next 12 months. In the event that we require additional working capital to fund future operations and any future acquisitions, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors or sell additional shares of stock or other equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders.  If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.  From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio.  See Note 5 and Note 17 to our consolidated financial statements included elsewhere in this report.

Credit Risk.  At April 1, 2007, our accounts receivable balance was $49.4 million, compared to $45.1 million at December 31, 2006.  We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business.  We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas.  However, a significant amount of our accounts receivable are with national healthcare systems in many countries.  Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries.  As of April 1, 2007, no customer represented more than 10% of our outstanding accounts receivable.  From time to time we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce cash flow from operations.  Subsequent to our initial public offering in June of 2005, we have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the year ended December 31, 2006, except as follows:

Accounting for Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109. As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in our consolidated statement of operations.

The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  Management’s judgment is required in determining our uncertain tax provisions, our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.  We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.  We have recorded a full valuation allowance on our net deferred tax asset as of April 1, 2007 and December 31, 2006.  See Note 16 to the consolidated financial statements for additional detail on our uncertain tax positions.

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

Recent Accounting Pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet.  As a result of the implementation of this standard, we recorded a charge of $716 thousand against beginning retained earnings.

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

Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us.  These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•                  History of operating losses and negative cash flow;

•                  Lack of market acceptance of new products;

•                  Delays in product introduction;

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

•                  Employee slowdowns, strikes or similar actions;

•                  Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•                  Failure to integrate effectively newly acquired operations;

•                  Incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•                  Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•                  Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•                  Failure to comply with applicable laws and regulations and to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all;

•                  Adverse changes in applicable laws or regulations;

•                  Exposure to product liability claims;

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

•                  Failure to develop innovative and successful new products and technologies;

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

•                  Inability to use net operating losses to reduce tax liability if we become profitable;

•                  Absence of expected returns from the amount of intangible assets we have recorded;

•                  Changes in generally accepted accounting principles;

•                  Conditions and changes in medical device industry or in general economic and business conditions;

•                  Conflicts of interests due to our ownership structure; or

•                  Ineffectiveness of our internal controls.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A.  Risk Factors” on pages 25 through 46 of such report.

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

Interest Rate Risk

Borrowings under our revolving line of credit bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%.  We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates.  As of April 1, 2007, we had no borrowings under our revolving line of credit and had $12.0 million in borrowings under the equipment financing.  Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $111 thousand on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  In the three months ended April 1, 2007, approximately 29% of our net sales were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future.  Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure.  However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase.  In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect.  If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 75% of our net sales denominated in foreign currencies in the three months ended April 1, 2007 were derived from European Union countries and were denominated in the Euro.  Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen.  Our principal exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen.  Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements.  We recorded foreign currency transaction gains of $336 thousand and $54 thousand in the three months ended April 1, 2007 and April 2, 2006, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars.  We do not currently hedge our exposure to foreign currency exchange rate fluctuations.  We may, however, hedge such exposure to foreign currency exchange rates in the future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

A description of our legal proceedings in Note 17 of our consolidated financial statements included within this report is incorporated herein by reference.

ITEM 1A.                    RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results.  There has been no material change in those risk factors.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended April 1, 2007, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

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

After deduction of offering expenses, we received net proceeds of approximately $154.9 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option.  As of April 1, 2007, the proceeds from our initial public offering and available cash were used as follows:  $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on the demand notes, $116.9 million for general corporate purposes and the remaining net proceeds were invested in short-term, investment-grade, interest bearing securities.  We cannot predict whether the proceeds will yield a favorable return.  Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg Pincus, which is our majority stockholder, and Vertical, which is one of our stockholders, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.

We expect to use the remaining $1.5 million in net proceeds from our initial public offering for general corporate purposes.  Our management has broad discretion as to the use of the net proceeds.  We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business.  As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended April 1, 2007.

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
10.1

First Amendment to Loan and Security Agreement between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. dated March 15, 2007 (Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2007 (File No. 000-51348))

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

May 9, 2007	ev3 Inc.

	By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler Chief Financial Officer and Treasurer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	First Amendment to Loan and Security Agreement between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. dated March 15, 2007	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2007 (File No. 000-51348)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith