Form 10-Q
period 2007-07-01
ev3 Inc.
filed 2007-08-08
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☐                Accelerated filer: ☑                Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 1, 2007, there were 60,966,451 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended July 1, 2007
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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 1,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$57,919	$24,053
Short-term investments	7,800	14,700
Accounts receivable, less allowance of $3,877 and $3,924, respectively	56,046	45,137
Inventories, net	44,297	42,124
Prepaid expenses and other assets	4,913	7,162
Other receivables	2,446	2,669

Total current assets	173,421	135,845
Restricted cash	1,310	2,022
Property and equipment, net	23,960	24,072
Goodwill	149,061	149,061
Other intangible assets, net	41,650	40,014
Other assets	730	1,812

Total assets	$390,132	$352,826

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,782	$13,140
Accrued compensation and benefits	15,676	16,382
Accrued liabilities	14,745	10,102
Current portion of long-term debt	3,346	2,143

Total current liabilities	44,549	41,767
Long-term debt	8,095	5,357
Other long-term liabilities	902	468

Total liabilities	53,546	47,592

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued and outstanding: 60,889,666 shares at July 1, 2007 and 57,594,742 at December 31, 2006	609	576
Additional paid in capital	972,743	919,221
Accumulated deficit	(636,660)	(614,578)
Accumulated other comprehensive income (expense)	(106)	15

Total stockholders’ equity	336,586	305,234

Total liabilities and stockholders’ equity	$390,132	$352,826

The accompanying notes are an integral part of these consolidated financial statements ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$65,396	$50,620	$126,895	$92,857
Operating expenses:
Cost of goods sold (a)	22,362	18,179	42,819	34,667
Sales, general and administrative (a)	40,882	35,808	80,019	73,669
Research and development (a)	11,323	6,047	18,756	12,821
Amortization of intangible assets	3,864	4,282	7,964	8,525
(Gain) loss on sale of assets, net	(1,004)	(46)	(988)	124
Acquired in-process research and development	—	—	—	1,786

Total operating expenses	77,427	64,270	148,570	131,592
Loss from operations	(12,031)	(13,650)	(21,675)	(38,735)
Other income:
Gain on sale of investments, net	—	(1,063)	—	(1,063)
Interest income, net	(297)	(514)	(406)	(1,213)
Other income, net	(195)	(1,327)	(512)	(1,381)

Loss before income taxes	(11,539)	(10,746)	(20,757)	(35,078)
Income tax expense	332	77	608	246

Net loss	$(11,871)	$(10,823)	$(21,365)	$(35,324)

Earnings per share:
Net loss per common share (basic and diluted)	$(0.20)	$(0.19)	$(0.37)	$(0.63)

Weighted average shares outstanding	59,543,827	56,698,043	58,529,041	56,319,427

(a)	Includes stock based compensation charges of:

Cost of goods sold	$187	$155	$345	$369
Sales, general and administrative	2,207	1,799	4,066	3,165
Research and development	266	158	448	372

	$2,660	$2,112	$4,859	$3,906

The accompanying notes are an integral part of these consolidated financial statements ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
Operating activities
Net loss	$(21,365)	$(35,324)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,574	11,097
Provision for bad debts and sales returns	661	234
Provision for inventory obsolescence	2,175	1,739
Acquired in-process research and development	—	1,786
Gain on sale of investments	—	(1,063)
(Gain) loss on disposal of assets	(988)	124
Stock compensation expense	4,859	3,906
Change in operating assets and liabilities:
Accounts receivable	(11,587)	(7,435)
Inventories	(4,349)	(2,070)
Prepaids and other assets	646	(83)
Accounts payable	(2,365)	(700)
Accrued expenses and other liabilities	3,520	(3,654)

Net cash used in operating activities	(17,219)	(31,443)

Investing activities
Purchase of short-term investments	—	(6,750)
Proceeds from sale of short-term investments	6,900	300
Purchase of property and equipment	(3,519)	(7,360)
Purchase of intangible assets	(7,579)	(500)
Proceeds from sale of property and equipment	2,005	68
Proceeds from sale of minority investment	—	1,063
Acquisitions, net of cash acquired	—	(170)
Change in restricted cash	722	(108)

Net cash used in investing activities	(1,471)	(13,457)
Financing activities
Proceeds from issuance of common stock	44,653	—
Proceeds from issuance of debt	5,000	—
Payments on long-term debt	(1,072)	—
Payments on capital lease obligations	(68)	(60)
Proceeds from exercise of stock options	4,043	3,890

Net cash provided by financing activities	52,556	3,830
Effect of exchange rate changes on cash	—	261

Net increase (decrease) in cash and cash equivalents	33,866	(40,809)
Cash and cash equivalents, beginning of period	24,053	69,592
Cash and cash equivalents, end of period	$57,919	$28,783

Supplemental non-cash disclosure:
Net assets acquired in conjunction with MTI step acquisition (see Note 6)	$—	$95,438
Financed insurance policies (see Note 18)	$—	$3,500
The accompanying notes are an integral part of these consolidated financial statements

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
Subsequent to the end of the second quarter of 2007, we entered into an agreement and plan of merger with FoxHollow Technologies, Inc. Unless otherwise indicated, references to ev3 in the notes to these unaudited consolidated financial statements relate to ev3 as a stand-alone entity and do not reflect the impact of the potential business combination with FoxHollow (see Note 21).
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the second fiscal quarters of 2007 and 2006 ended on July 1 and July 2, respectively.
3. Stock-Based Compensation
We have several stock-based compensation plans under which stock options and other equity incentive awards have been granted. Under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan, eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights. The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant. Subject to adjustment as provided in the plan, 8,000,000 shares of our common stock are available for issuance under the plan.
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
In addition to our 2005 Incentive Stock Plan, we maintain the ev3 Inc. Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of our common stock available for issuance under the ESPP is 750,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on January 1 and July 1 of each year. The first offering period was commenced on January 1, 2007. The purchase price of the shares is equal to 85% of the lower of the fair market value of our common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes and approximately $102 thousand and $267 thousand of compensation expense was recorded during the three and six months ended July 1, 2007, respectively.
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

Three Months Ended	July 1, 2007	July 2, 2006
Risk free interest rate	4.6%	4.9%
Expected dividend yield	0.0%	0.0%
Expected volatility	43.7%	51.2%
Expected option term	3.85 years	4 years

Six Months Ended	July 1, 2007	July 2, 2006
Risk free interest rate	4.7%	4.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	50.0%
Expected option term	3.85 years	4 years
     A summary of option activity for all plans (dollars in thousands, except per share amounts) during the six months ended July 1, 2007 is as follows:

		Weighted-Average	Aggregate
	Awarded Shares	Exercise Price Per	Intrinsic
	Outstanding	Share	Value
Balance at January 1, 2007	5,359,248	$12.47
Granted (1)	1,020,516	$17.72
Exercised	(386,077)	$10.47
Forfeited	(297,227)	$14.27
Expired	(43,145)	$17.98

Balance at July 1, 2007	5,653,315	$13.41	$21,816

Options exercisable at July 1, 2007	2,934,713	$11.73	$16,372

(1)	The weighted average fair value for options granted was $7.10.

As of July 1, 2007, the total compensation cost for nonvested options not yet recognized in our consolidated statements of operations was $19.6 million, net of estimated forfeitures. This amount is expected to be recognized over a weighted average vesting period of 2.4 years.
The intrinsic value of a stock option award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1.1 million and $3.2 million during the three and six months ended July 1, 2007, respectively.
     A summary of restricted stock award activity for all plans during the six months ended July 1, 2007 is as follows:

	Awarded	Weighted-Average
	Shares	Grant Date Fair
	Outstanding	Value
Nonvested balance at January 1, 2007	217,774	$15.42
Granted	533,809	$17.79
Vested	(2,500)	$13.99
Forfeited	(56,591)	$16.78

Nonvested balance at July 1, 2007	692,492	$17.05

The value of these shares of restricted stock was measured at the closing market price of our common stock on the grant date. The unamortized compensation expense for these awards was $11.2 million as of July 1, 2007, which will be recognized over the remaining weighted average vesting period of approximately 3.1 years.
4. Recent Accounting Pronouncements
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
On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for us beginning in 2008; however, early adoption is permitted. We do not believe that the implementation of SFAS 159 will have a material impact on our results of operations and financial condition.
In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 indicates that the presentation of taxes within the scope of this issue on either a gross or net basis is an accounting policy decision that should be disclosed. Our policy is to present the taxes collected from customers and remitted to governmental authorities on a net basis and are not material to our results of operations and financial condition.

5. Liquidity and Capital Resources
Since inception, we have generated significant operating losses. Historically, our liquidity needs have been met through debt and equity offerings. In mid-2005, we completed an initial public offering in which we sold 11,970,800 shares of our common stock at $14.00 per share for net cash proceeds of $154.9 million, net of underwriting discounts and other offering costs.
On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. On March 15, 2007, we entered into an amendment to our existing Loan Agreement with SVB. The amendment added an additional $5 million of equipment financing, increasing the total available equipment financing to $12.5 million. Pursuant to the terms of the Loan Agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million. Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Amounts outstanding under the equipment financing will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007 for amounts outstanding as of December 31, 2006 and as of September 30, 2007 for amounts outstanding under the amendment to the equipment financing. As of July 1, 2007, we had $11.4 million in outstanding borrowings under the equipment financing, as amended, and no outstanding borrowings under the revolving line of credit; however, we had approximately $2 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $28 million.
On April 19, 2007, we completed a secondary offering issuing 2,500,000 shares of our common stock which generated approximately $44.7 million in net proceeds. We have used and expect to continue to use the net proceeds for general corporate purposes.
Our future liquidity and capital requirements will be influenced by numerous factors, including extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of intellectual property and other litigation. We believe that our current resources, together with funds available under our revolving line of credit, are sufficient to meet our liquidity requirements through at least the next 12 months. However, there is no assurance that additional funding will not be needed. Further, if additional funding were needed, there is no assurance that such funding will be available to us or our subsidiaries on acceptable terms, or at all. If we require additional working capital but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

The following summarizes the changes in stockholders’ equity (dollars in thousands) since December 31, 2006:

					Accumulated
					Other	Total
	Common Stock		Additional Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2006	57,594,742	$576	$919,221	$(614,578)	$15	$305,234
Cumulative effect of adoption of FIN 48	—	—	—	(717)	—	(717)

Adjusted Balance December 31, 2006	57,594,742	$576	$919,221	$(615,295)	$15	$304,517
Common stock issued in conjunction with secondary offering	2,500,000	25	44,628	—	—	44,653
Compensation expense on equity awards and stock purchase plan	—	—	4,859	—	—	4,859
Exercise of options	386,077	4	4,039	—	—	4,043
Restricted stock grants, net of cancellations	408,847	4	(4)			—
Comprehensive (loss):
Net loss				(21,365)	—	(21,365)
Cumulative translation adjustment				—	(121)	(121)

Comprehensive (loss)	—	—	—	—	—	(21,486)

Balance July 1, 2007	60,889,666	$609	$972,743	$(636,660)	$(106)	$336,586

6. MTI Step Acquisition
On January 6, 2006, we completed the acquisition of the outstanding shares of Micro Therapeutics, Inc. (“MTI”) that we did not already own through the merger of Micro Investment, LLC (“MII”), with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of ev3 Inc. As a result of the merger, each share of common stock of MTI outstanding at the effective time of the merger was automatically converted into the right to receive 0.476289 of a share of our common stock (the “Exchange Ratio”) and cash in lieu of any fractional share of our common stock. We issued approximately 7.0 million new shares of our common stock to MTI’s public stockholders in the merger. Fair value of the shares issued was measured as the average closing price per share of our stock on the NASDAQ National Market System for the five day trading period centered around the date that the terms of the acquisition were agreed to and announced. In addition, each outstanding option to purchase shares of MTI common stock was converted into an option to purchase shares of our common stock on the same terms and conditions (including vesting) as were applicable under such MTI option. The exercise price and number of shares for which each such MTI option is (or will become) exercisable was adjusted based on the Exchange Ratio. The fair value of the replacement stock options was estimated at the closing date. The unvested portion of the replacement stock options will be recognized as compensation expense over the remaining service period.
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
7. Short-Term Investments
Short-term investments consist of debt securities, which have investment grade credit ratings. The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date. The short-term investments consist of floating rate taxable municipal bonds with maturities from 2019 to 2036. We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par. As of July 1, 2007 and December 31, 2006, our cost approximated fair value related to these investments.
8. Inventories
Inventory consists of the following (in thousands):

	July 1, 2007	December 31, 2006
Raw materials	$7,365	$7,100
Work in-progress	2,820	3,271
Finished goods	38,619	36,478

	48,804	46,849
Inventory reserve	(4,507)	(4,725)

Inventory, net	$44,297	$42,124

9. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	July 1, 2007	December 31, 2006
Machinery and equipment	$23,079	$20,472
Office furniture and equipment	12,710	11,440
Leasehold improvements	10,099	9,750
Construction in progress	1,093	2,040

	46,981	43,702

Less:
Accumulated depreciation and amortization	(23,021)	(19,630)

Property and equipment, net	$23,960	$24,072

Total depreciation expense for property and equipment was $1.8 million and $3.6 million for the three and six months ended July 1, 2007, respectively, and $1.3 million and $2.6 million for the three and six months ended July 2, 2006, respectively.
10. Goodwill and Other Intangible Assets
The balance at July 1, 2007 is as follows (in thousands):

	Cardio
	Peripheral	Neurovascular	Total
Balance as of July 1, 2007	$71,307	$77,754	$149,061

There have been no changes in the carrying amount of goodwill by operating segment in the three and six months ended July 1, 2007.
Other intangible assets consist of the following (in thousands):

	Weighted	July 1, 2007			December 31, 2006
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and licenses	5.0	$11,696	$(4,394)	$7,302	$11,435	$(4,009)	$7,426
Developed technology	6.0	63,616	(43,972)	19,644	63,616	(40,119)	23,497
Trademarks and tradenames	7.0	5,122	(2,960)	2,162	5,122	(2,634)	2,488
Customer relationships	5.0	16,094	(10,971)	5,123	16,094	(9,491)	6,603
Distribution rights	2.5	9,274	(1,855)	7,419	—	—	—

Other intangible assets		$105,802	$(64,152)	$41,650	$96,267	$(56,253)	$40,014

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

Total amortization of other intangible assets was $3.9 million and $8.0 million for the three and six months ended July 1, 2007, respectively, and $4.3 million and $8.5 million for the three and six months ended July 2, 2006, respectively. The estimated amortization expense (inclusive of amortization expense already recorded for the six months ended July 1, 2007) for the next five years ending December 31 is as follows (in thousands):

2007	$15,074
2008	11,490
2009	6,904
2010	3,906
2011	2,492
12. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 1, 2007	December 31, 2006
Accrued professional services	$4,828	$1,900
Accrued royalties	2,399	845
Accrued clinical studies	318	359
Office closure	235	345
Accrued other	6,695	6,653

Total accrued liabilities	$14,475	$10,102

13. Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 1, 2007	December 31, 2006
Equipment term loan	$11,441	$7,500
Less: current portion	(3,346)	(2,143)

Total long-term debt	$8,095	$5,357

On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement, with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. On March 15, 2007, we entered into an amendment to our existing Loan Agreement with SVB. The amendment added an additional $5 million of equipment financing, increasing the total available equipment financing to $12.5 million. Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Amounts outstanding under the equipment financing will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007 for amounts outstanding as of December 31, 2006 and beginning on September 30, 2007 for amounts outstanding under the amendment to the equipment financing.
Annual maturities of our long-term debt (inclusive of amounts already paid in the six months ended July 1, 2007) are as follows (in thousands):

2007	$1,561
2008	3,571
2009	3,571
2010	2,500
2011	238

Total	$11,441

14. Gain (Loss) on Sale of Assets
On June 15, 2007, we entered into an Intellectual Property Transfer Agreement with Atritech, Inc. pursuant to which ev3 sold and licensed, on a royalty-free perpetual basis, certain intellectual property relating to percutaneously delivered implants within the left atrial appendage for prevention of emboli migration out of the appendage.
In exchange for the assets and license, we received $2.0 million in cash, shares of Atritech common stock representing approximately 8% of the equity of Atritech on a fully diluted basis and an unsecured, subordinated, non-interest-bearing promissory note in the principal amount of $5.6 million, the unpaid principal balance of which will become immediately due and payable only upon an initial public offering by Atritech or a sale transaction, in each case resulting in gross proceeds of less than a certain amount. During the second quarter of 2007, we recognized a gain of $1.0 million representing the amount of the $2.0 million cash payment received in excess of the net book value of the assets sold to Atritech. In accordance with Staff Accounting Bulletin Topic 5.U., we have deferred the potential gain related to the equity and debt consideration received and the deferred gain will be recognized when it becomes realized or probable of realization.
15. Interest (Income) Expense
Interest (income) expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Interest expense	$393	$67	$668	$101
Interest (income)	(690)	(581)	(1,074)	(1,314)

Total interest (income) expense, net	$(297)	$(514)	$(406)	$(1,213)

16. Other Comprehensive Income (Loss)
The following table provides a reconciliation of net loss to comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 1, 2006
Net loss	$(11,871)	$(10,823)	$(21,365)	$(35,324)
Changes in foreign currency translation	(48)	(346)	(121)	(254)

Total comprehensive income (loss)	$(11,919)	$(11,169)	$(21,486)	$(35,578)

17. Income Taxes
On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109. FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The provisions of FIN 48 are applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. Upon adoption of FIN 48, we recorded a $717 thousand liability for uncertain tax positions as an adjustment to the 2007 opening balance of retained earnings.
As of the date of adoption, the total amount of unrecognized tax benefits was $4.7 million, of which approximately $872 thousand would affect our effective income tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as income tax expense. As of January 1, 2007, accrued interest and penalties related to uncertain tax positions totaled approximately $216 thousand and did not materially change during the six months ended July 1, 2007.

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
18. Commitments and Contingencies
Letters of Credit
As of July 1, 2007, we had $2.8 million of outstanding letters of credit, of which approximately $836 thousand were collateralized by restricted cash and $2.0 million were backed by our revolving line of credit.
Financed Insurance Policies
In fiscal year 2006 and prior, we routinely entered into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In the three months ended July 2, 2006, we entered into an agreement to finance $3.5 million in insurance-related premiums associated with the annual renewal of certain of our insurance policies. The amount financed accrued interest at a 6.4% annual rate and was payable in monthly installments over an 11 month period. During the third quarter 2006, we agreed to pay a portion of the insurance premiums directly to the carrier thereby reducing the amount financed by $1.4 million. The remaining outstanding balance under this agreement was $665 thousand as of December 31, 2006, and is included in accrued liabilities on our consolidated balance sheet. As of July 1, 2007, there is no outstanding balance under this type of agreement.
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
An accrual for the matters discussed above was included in the balance sheet of Dendron as of the date of its acquisition by MTI. Related to this matter, approximately $884 thousand and $863 thousand as of July 1, 2007 and December 31, 2006, respectively, was recorded in accrued liabilities in our consolidated financial statements included in this report. Dendron ceased all activities with respect to the EDC I coil device prior to MTI’s October 2002 acquisition of Dendron.
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
In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that our Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Pursuant to the court’s ruling, we have been enjoined by the patent holders from engaging in infringing activities related to our Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for our activities since September 27, 2002. In February 2005, we received an initial claim from the patent holders with respect to monetary damages, amounting to €3.6 million, or approximately $4.8 million as of July 1, 2007, with which we disagree. Court hearings will be held regarding these claims. We have filed an appeal with the Dutch court, and believe that since the date of injunction in each separate country we are in compliance with the Dutch court’s injunction. On September 5, 2006, we received a letter from the patent holders’ counsel stating that, pursuant to a recent decision in the European Court dated July 13, 2006, they are no longer enforcing the injunction outside of The Netherlands. A decision on the appeal is expected in the second half of 2007. The patent holders have requested a delay in the hearing on claims damages until a decision on the appeal has been rendered. Because we believe that we have valid legal grounds for appeal, we have determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.
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
The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. We believe these allegations are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint, which the court granted in June 2006 on standing grounds. The plaintiff filed a petition for reargument, which was denied on October 31, 2006. On November 29, 2006, the plaintiff filed a notice of appeal of the trial court’s decision granting our motion to dismiss. Briefing of plaintiff’s appeal was completed in early March 2007. The Delaware Supreme Court has ordered that this appeal be consolidated (for purposes of appeal only) with the Appriva Shareholder Litigation Company matter discussed below and has scheduled an en banc oral argument for September 5, 2007.
On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable, and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims: misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint. On August 24, 2006, the trial court converted our motion to dismiss into a motion for summary judgment, which motion was granted. The trial court ruled that Appriva Shareholder Litigation Company, LLC did not have standing. The trial court did not address the merits of the claims. Appriva Shareholder Litigation Company, LLC has filed a notice of appeal of the trial court’s ruling. The Delaware Supreme Court heard oral arguments on January 16, 2007. As indicated above, this case has been consolidated, for purposes of appeal only, with the Lesh appeal and oral argument on the consolidated appeal has been scheduled for September 5, 2007.

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
The following is segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales
Cardio Peripheral:
Stents	$22,153	$16,020	$41,959	$29,066
Thrombectomy and embolic protection	8,443	5,642	14,661	9,679
Procedural support and other	$10,035	$8,919	$20,502	$17,168

Total Cardio Peripheral	$40,631	$30,581	$77,122	$55,913

Neurovascular:
Embolic products	12,827	9,412	25,753	16,795
Neuro access and delivery products and other	11,938	10,627	24,020	20,149

Total Neurovascular	$24,765	$20,039	$49,773	$36,944

Total net sales	$65,396	$50,620	$126,895	$92,857

Gross profit
Cardio Peripheral	$24,119	$17,208	$46,081	$30,135
Neurovascular	18,915	15,233	37,995	28,055

Total	$43,034	$32,441	$84,076	$58,190

Operating expense	55,065	46,091	105,751	96,925

Loss from operations	$(12,031)	$(13,650)	$(21,675)	$(38,735)

	July 1,	December 31,
Total assets	2007	2006

Cardio Peripheral	$240,327	$209,414
Neurovascular	149,805	143,412

Total	$390,132	$352,826

The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Geographic Data
Net Sales
United States	$39,576	$30,689	$74,716	$55,463
International	25,820	19,931	52,179	37,394

Total net sales	$65,396	$50,620	$126,895	$92,857

	July 1,	December 31,
Long-lived Assets	2007	2006
United States	$23,159	$23,422
International	801	650

Total long-lived assets	$23,960	$24,072

20. Related Party Transaction
During the second quarter of 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), who collectively own over 50% of our outstanding common stock, owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. During the second quarter of 2007, Lepu had purchased from us cardio peripheral products totaling approximately $750 thousand, that we have recognized as revenue and, as of July 2, 2007, owed us approximately $525 thousand that is included in accounts receivable.
21. Subsequent Event
On July 21, 2007, we entered into an agreement and plan of merger with FoxHollow Technologies, Inc. Under the terms of the merger agreement, FoxHollow stockholders will receive 1.45 shares of our common stock plus $2.75 in cash for each share of FoxHollow common stock they own. Alternatively, FoxHollow stockholders may elect to receive either $25.92 in cash or 1.62 shares of our common stock for each share of FoxHollow common stock by making an all-cash or an all-stock election, respectively. Cash and stock elections are subject to pro-ration to preserve an overall mix of 1.45 shares of ev3 common stock and $2.75 in cash for all of the outstanding shares of FoxHollow common stock in the aggregate. We expect to issue in the aggregate approximately 43.7 million shares of our common stock and pay approximately $82.8 million in cash to FoxHollow stockholders in the merger. We expect to use cash acquired by us in the merger to pay the cash portion of the merger consideration. Upon completion of the transaction, FoxHollow stockholders would own approximately 41 percent of the combined company, and our stockholders would own approximately 59 percent.
The transaction is subject to approval of FoxHollow’s stockholders, effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction is expected to be completed in the fourth quarter of 2007. See “Part II – Other Information – Item 1A Risk Factors” for a discussion of the risk factors related to the merger.

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
We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. We intend to capitalize on this market opportunity by the continued introduction of new products. We expect to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with acquisitions or other external collaborations. On July 21, 2007, we entered into an agreement and plan of merger with FoxHollow Technologies, Inc., a company that develops and markets minimally invasive devices for the removal of plaque and thrombus for the treatment of peripheral artery disease. We refer you to the information under the heading “—Recent Development” below. Additionally, our growth has been, and will continue to be, impacted by our expansion into new geographic markets and the expansion of our direct sales organization in existing geographic markets.
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
We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships in selected other international markets. Our corporate headquarters and our manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Outside of the United States, our primary office is in Paris, France. During the three and six months ended July 1, 2007, approximately 39.5% and 41.1% of our net sales, respectively, were generated outside of the United States. As a result, we are sensitive to risks related to fluctuation in exchange rates and other risks associated with international operations which could affect our business results. During the three and six months ended July 1, 2007, changes in foreign currency exchange rates had a positive impact of approximately $1.1 million and $2.5 million, respectively, as compared to our net sales for the three and six months ended July 2, 2006.
Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 265 sales professionals as of July 1, 2007 in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 87% and 85% of our net sales during the three and six months ended July 1, 2007, respectively, with the balance generated by independent distributors. In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system. As a result, our cumulative costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $636.7 million at July 1, 2007. Consequently, we have financed our operations through debt and equity offerings. We expect to continue to generate operating losses for at least the next nine months, which as discussed under the heading “Recent Development” below, would not reflect any impact of our potential business combination with FoxHollow.

Our cash, cash equivalents and short-term investments available to fund our current operations were $65.7 million at July 1, 2007. On April 19, 2007, we completed a secondary offering issuing 2,500,000 shares of our common stock which generated approximately $44.7 million in net proceeds. We have used and expect to continue to use the net proceeds for general corporate purposes.
On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement with Silicon Valley Bank, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. On March 15, 2007, we entered into an amendment to our existing Loan Agreement with SVB. The amendment added an additional $5 million line of equipment financing, increasing the total available equipment financing to $12.5 million. The additional $5 million of equipment financing has a four-year maturity and bears interest at a variable rate equal to SVB’s prime rate plus 1.0%. The additional borrowing under the amendment to the equipment financing is payable in 42 consecutive equal monthly installments of principal, beginning on September 30, 2007. As of July 1, 2007, we had $11.4 million in outstanding borrowings under the equipment financing and no outstanding borrowings under the revolving line of credit; however, we had approximately $2.0 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $28.0 million.
We believe our cash, cash equivalents, short-term investments and funds available under our revolving line of credit will be sufficient to meet our liquidity requirements through at least the next 12 months.
Recent Development
On July 21, 2007, we entered into an agreement and plan of merger with FoxHollow Technologies, Inc. Under the terms of the merger agreement, FoxHollow stockholders will receive 1.45 shares of our common stock plus $2.75 in cash for each share of FoxHollow common stock they own. Alternatively, FoxHollow stockholders may elect to receive either $25.92 in cash or 1.62 shares of our common stock for each share of FoxHollow common stock by making an all-cash or an all-stock election, respectively. Cash and stock elections are subject to pro-ration to preserve an overall mix of 1.45 shares of ev3 common stock and $2.75 in cash for all of the outstanding shares of FoxHollow common stock in the aggregate. We expect to issue in the aggregate approximately 43.7 million shares of our common stock and pay approximately $82.8 million in cash to FoxHollow stockholders in the merger. We expect to use cash acquired by us in the merger to pay the cash portion of the merger consideration. Upon completion of the transaction, FoxHollow stockholders would own approximately 41 percent of the combined company, and our stockholders would own approximately 59 percent.
The transaction is subject to approval of FoxHollow’s stockholders, effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction is expected to be completed in the fourth quarter of 2007. See “Part II – Other Information – Item 1A Risk Factors” for a discussion of the risk factors related to the merger.
Unless otherwise indicated, references to ev3 in this filing relate to ev3 as a stand-alone entity and do not reflect the impact of the potential business combination with FoxHollow.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended		Percent	Six Months Ended		Percent
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Results of Operations:
Net sales	$65,396	$50,620	29.2%	$126,895	$92,857	36.7%
Operating expenses:
Cost of goods sold (a)	22,362	18,179	23.0%	42,819	34,667	23.5%
Sales, general and administrative (a)	40,882	35,808	14.2%	80,019	73,669	8.6%
Research and development (a)	11,323	6,047	87.2%	18,756	12,821	46.3%
Amortization of intangible assets	3,864	4,282	(9.8)%	7,964	8,525	(6.6)%
(Gain) loss on sale of assets, net	(1,004)	(46)	NM	(988)	124	NM
Acquired in-process research and development	—	—	NM	—	1,786	NM

Total operating expenses	77,427	64,270	20.5%	148,570	131,592	(12.9)%
Loss from operations	(12,031)	(13,650)	(11.9)%	(21,675)	(38,735)	(44.0)%
Other income:
Gain on sale of investments, net	—	(1,063)	NM	—	(1,063)	NM
Interest income, net	(297)	(514)	(42.2)%	(406)	(1,213)	(66.5)%
Other income, net	(195)	(1,327)	(85.3)%	(512)	(1,381)	(62.9)%

Loss before income taxes	(11,539)	(10,746)	7.4%	(20,757)	(35,078)	(40.8)%
Income tax expense	332	77	NM	608	246	NM

Net loss	$(11,871)	$(10,823)	(9.7)%	$(21,365)	$(35,324)	(39.5)%

Net loss per common share (basic and diluted)	$(0.20)	$(0.19)		$(0.37)	$(0.63)

Weighted average shares outstanding	59,543,827	56,698,043		58,529,041	56,319,427

(a) Includes stock-based compensation charges of:

Cost of goods sold	$187	$155		$345	$369
Sales, general and administrative	2,207	1,799		4,066	3,165
Research and development	266	158		448	372

	$2,660	$2,112		$4,859	$3,906

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended		Percent	Six Months Ended		Percent
NET SALES BY SEGMENT:	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Cardio Peripheral:
Stents	$22,153	$16,020	38.3%	$41,959	$29,066	44.4%
Thrombectomy and embolic protection	8,443	5,642	49.6%	14,661	9,679	51.5%
Procedural support and other	10,035	8,919	12.5%	20,502	17,168	19.4%

Total Cardio Peripheral	$40,631	$30,581	32.9%	$77,122	$55,913	37.9%

Neurovascular:
Embolic products	12,827	9,412	36.3%	25,753	16,795	53.3%
Neuro access and delivery products and other	11,938	10,627	12.3%	24,020	20,149	19.2%

Total Neurovascular	$24,765	$20,039	23.6%	$49,773	$36,944	34.7%

Total	$65,396	$50,620	29.2%	$126,895	$92,857	36.7%

	Three Months Ended		Percent	Six Months Ended		Percent
NET SALES BY GEOGRAPHY:	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
United States	$39,576	$30,689	29.0%	$74,716	$55,463	34.7%
International
Before foreign exchange impact	24,694	19,931	23.9%	49,685	37,394	32.9%
Foreign exchange impact	1,126	—	—	2,494	—	—

Total	25,820	19,931	29.5%	52,179	37,394	39.5%

Total	$65,396	$50,620	29.2%	$126,895	$92,857	36.7%

Comparison of the Three Months Ended July 1, 2007 to the Three Months Ended July 2, 2006
Net sales. Net sales increased 29.2% to $65.4 million in the three months ended July 1, 2007 compared to $50.6 million in the three months ended July 2, 2006, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past two years.
Net sales of cardio peripheral products. Net sales of cardio peripheral products increased 32.9% to $40.6 million in the three months ended July 1, 2007 compared to $30.6 million in the three months ended July 2, 2006. This sales growth was primarily the result of sales growth in our stent products and sales of our SpiderFX Embolic Protection Device. Net sales in our stent product line increased 38.3% to $22.1 million in the three months ended July 1, 2007 compared to $16.0 million in the three months ended July 2, 2006. This increase is attributable to increased market penetration of the EverFlex, Protégé RX Carotid Stent, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 49.6% to $8.4 million in the three months ended July 1, 2007 compared to $5.6 million in the same period of 2006, largely due to increased market penetration of the SpiderFX Embolic Protection Device, partially offset by sales declines in older generation products. Net sales of our procedural support and other products increased 12.5% to $10.0 million in the three months ended July 1, 2007 compared to $8.9 million in the three months ended July 2, 2006, largely due to the increased market penetration of PTA balloon catheters in the United States. We expect cardio peripheral net sales to increase during the remainder of 2007 as a result of new product introductions and continued market penetration of products released during the past two years.
Net sales of neurovascular products. Net sales of our neurovascular products increased 23.6% to $24.8 million in the three months ended July 1, 2007 compared to $20.0 million in the three months ended July 2, 2006, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 36.3% to $12.8 million in the three months ended July 1, 2007 compared to $9.4 million in the same period of 2006, primarily due to increased market penetration of our Nexus coil and Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 12.3% to $12.0 million in the three months ended July 1, 2007 compared to $10.6 million in the same period in 2006, largely as a result of volume increases across virtually all product lines. We expect our neurovascular net sales to increase during the remainder of 2007 as a result of market growth, continued market penetration of products released during the past two years and the introduction of new products.
Net sales by geography. Net sales in the United States increased 29.0% to $39.6 million in the three months ended July 1, 2007 compared to $30.7 million in the three months ended July 2, 2006. International net sales increased 29.5% to $25.8 million in the three months ended July 1, 2007 compared to $19.9 million in the three months ended July 2, 2006 and represented 39.5% and 39.4% of our total net sales during the three months ended July 1, 2007 and July 2, 2006, respectively. This growth was driven in part by an increase in market penetration within our historical international markets as well as continued expansion into several new or emerging markets in various Pacific Rim countries. Our international net sales in the three months ended July 1, 2007 includes a favorable currency impact of approximately $1.1 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.
Cost of goods sold. As a percentage of net sales, cost of goods sold decreased to 34.2% of net sales in the three months ended July 1, 2007 compared to 35.9% of net sales in the three months ended July 2, 2006. This decrease was primarily attributable to our continued growth in sales volume, ongoing investments in in-house manufacturing capabilities and cost savings achieved related to our implementation and use of lean manufacturing initiatives. In our cardio peripheral segment, cost of goods sold as a percent of net sales decreased to 40.6% in the three months ended July 1, 2007 compared to 43.7% in the three months ended July 2, 2006 primarily attributable to on-going investments in in-house manufacturing capabilities and increased sales volume. In our neurovascular segment, cost of goods sold as a percent of net sales decreased to 23.6% in the three months ended July 1, 2007 compared to 24.0% in the three months ended July 2, 2006 primarily attributable to increased production volumes and on-going cost savings programs. We expect cost of goods sold as a percentage of net sales to continue to decline slightly during 2007 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives, offset in part by royalty payments required under the license agreement with Medtronic and anticipated conversion costs associated with new product launches occurring during 2007.
Sales, general and administrative expense. Sales, general and administrative expenses increased 14.2% to $40.9 million in the three months ended July 1, 2007 compared to $35.8 million in the three months ended July 2, 2006. The increase was partially due to the unfavorable impact of foreign currency on international related operating expenses of $840 thousand, increases in litigation related expenses of $1.3 million, increases in personnel costs due to increased headcount of $1.8 million, and a $408 thousand increase in non-cash stock-based compensation costs. Although sales, general and administrative expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 62.5% of net sales in the three months ended July 1, 2007 compared to 70.7% of net sales in the three months ended July 2, 2006. We expect sales, general and administrative expenses, excluding litigation related charges, for the remaining quarters of 2007 to remain relatively consistent with second quarter 2007 levels but continue to decline as a percentage of net sales as we believe that our current infrastructure can support a higher level of sales.
Research and development. Research and development expense increased 87.2% to $11.3 million in the three months ended July 1, 2007 compared to $6.0 million in the three months ended July 2, 2006. This increase was due to increased spending on clinical trials. We expect research and development expenses for the remaining quarters of 2007 to remain relatively consistent with second quarter 2007 levels as we continue to invest in as many as six clinical trials.
Amortization of intangible assets. Amortization of intangible assets decreased 9.8% to $3.9 million in the three months ended July 1, 2007 compared to $4.3 million in the three months ended July 2, 2006 primarily due to certain intangible assets becoming fully amortized, substantially offset by the amortization of the recently acquired Invatec distribution rights intangible asset (see Note 10). We expect amortization of intangible assets for the remaining quarters of 2007 to remain consistent to slightly declining when compared with second quarter 2007 levels.
Gain (loss) on sale of assets, net. Gain (loss) on sale of assets, net was a gain of $1.0 million in the three months ended July 1, 2007 and primarily resulted from the sale of certain intellectual property to Atritech, Inc., partially offset by losses on other asset disposals during the quarter (see Note 14). Gain (loss) on sale of assets, net was a gain of $46 thousand in the three months ended July 1, 2006 and resulted from the sale of miscellaneous fixed assets.
Interest income, net. Interest income, net was $297 thousand in the three months ended July 1, 2007 compared to $514 thousand in the three months ended July 2, 2006. This decrease was due primarily to interest charges incurred on our outstanding borrowings under our equipment financing. See Note 15 to the consolidated financial statements included elsewhere in this report.
Other income, net. Other income, net was $195 thousand in the three months ended July 1, 2007 compared to $1.3 million in the three months ended July 2, 2006. The other income, net in each of the three months ended July 1, 2007 and July 2, 2006 was primarily due to foreign exchange gains and losses.
Income tax expense. We incurred modest levels of income tax expense in each of the three months ended July 1, 2007 and July 2, 2006 related to certain European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the three months ended July 1, 2007 or July 2, 2006 due to our history of operating losses. We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. See Note 17 to the consolidated financial statements included elsewhere in this report.
Comparison of the Six Months Ended July 1, 2007 to the Six Months Ended July 2, 2006
Net sales. Net sales increased 36.7% to $126.9 million in the six months ended July 1, 2007 compared to $92.9 million in the six months ended July 2, 2006, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past two years.
Net sales of cardio peripheral products. Net sales of cardio peripheral products increased 37.9% to $77.1 million in the six months ended July 1, 2007 compared to $55.9 million in the six months ended July 2, 2006. This sales growth was primarily the result of sales growth in our stent products and sales of our SpiderFX Embolic Protection Device. Net sales in our stent product line increased 44.4% to $41.9 million in the six months ended July 1, 2007 compared to $29.1 million in the six months ended July 2, 2006. This increase is attributable to increased market penetration of the EverFlex and Protégé RX Carotid Stent, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 51.5% to $14.7 million in the six months ended July 1, 2007 compared to $9.7 million in the same period of 2006, largely due to increased market penetration of the SpiderFX Embolic Protection Device, partially offset by sales declines in older generation products. Net sales of our procedural support and other products increased 19.4% to $20.5 million in the six months ended July 1, 2007 compared to $17.2 million in the six months ended July 2, 2006, largely due to the increased market penetration of PTA balloon catheters in the United States.
Net sales of neurovascular products. Net sales of our neurovascular products increased 34.7% to $49.8 million in the six months ended July 1, 2007 compared to $36.9 million in the six months ended July 2, 2006, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 53.3% to $25.8 million in the six months ended July 1, 2007 compared to $16.8 million in the same period of 2006, primarily due to increased market penetration of our Nexus coil and Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 19.2% to $24.0 million in the six months ended July 1, 2007 compared to $20.1 million in the same period in 2006, largely as a result of volume increases across virtually all product lines.
Net sales by geography. Net sales in the United States increased 34.7% to $74.7 million in the six months ended July 1, 2007 compared to $55.5 million in the six months ended July 2, 2006. International net sales increased 39.5% to $52.2 million in the six months ended July 1, 2007 compared to $37.4 million in the six months ended July 2, 2006 and represented 41.1% and 40.3% of our total net sales during the six months ended July 1, 2007 and July 2, 2006, respectively. This growth was driven in part by an increase in market penetration within our historical international markets as well as continued expansion into several new or emerging markets in various Pacific Rim countries. Our international net sales in the six months ended July 1, 2007 includes a favorable currency impact of approximately $2.5 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.
Cost of goods sold. As a percentage of net sales, cost of goods sold decreased to 33.7% of net sales in the six months ended July 1, 2007 compared to 37.3% of net sales in the six months ended July 2, 2006. This decrease was primarily attributable to our continued growth in sales volume, ongoing investments in in-house manufacturing capabilities and cost savings achieved related to our implementation and use of lean manufacturing initiatives. In our cardio peripheral segment, cost of goods sold as a percent of net sales decreased to 40.2% in the six months ended July 1, 2007 compared to 46.1% in the six months ended July 2, 2006 primarily attributable to on-going investments in in-house manufacturing capabilities and increased sales volume. In our neurovascular segment, cost of goods sold as a percent of net sales decreased to 23.7% in the six months ended July 1, 2007 compared to 24.1% in the six months ended July 2, 2006 primarily attributable to increased production volumes and on-going cost savings programs.
Sales, general and administrative expense. Sales, general and administrative expenses increased 8.6% to $80.0 million in the six months ended July 1, 2007 compared to $73.7 million in the six months ended July 2, 2006. The increase was partially due to the unfavorable impact of foreign currency on international related operating expenses of $1.7 million, increases in personnel costs due to increased headcount of $2.6 million, increases in litigation related expenses of $4.2 million and a $901 thousand increase in non-cash stock-based compensation costs and partially offset by acquisition related expenses that occurred in six months ended July 2, 2006 that did not recur in the six months ended July 1, 2007. Although sales, general and administrative expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 63.1% of net sales in the six months ended July 1, 2007 compared to 79.3% of net sales in the six months ended July 2, 2006.
Research and development. Research and development expense increased 46.3% to $18.8 million in the six months ended July 1, 2007 compared to $12.8 million in the six months ended July 2, 2006. This increase was due to increased spending on clinical trials.
Amortization of intangible assets. Amortization of intangible assets decreased 6.6% to $8.0 million in the six months ended July 1, 2007 compared to $8.5 million in the six months ended July 2, 2006 primarily due to certain intangible assets becoming fully amortized, substantially offset by the amortization of the recently acquired Invatec distribution rights intangible asset (see Note 10).
Gain (loss) on sale of assets, net. Gain (loss) on sale of assets, net was a gain of $988 thousand in the six months ended July 1, 2007 and resulted primarily from the sale of certain intellectual property to Atritech Inc., partially offset by losses on other asset disposals during the year (see Note 14). Gain (loss) on sale of assets, net was a loss of $124 thousand in the six months ended July 1, 2006 and resulted from the sale of miscellaneous fixed assets.
Interest income, net. Interest income, net was $406 thousand in the six months ended July 1, 2007 compared to $1.2 million in the six months ended July 2, 2006. This decrease was due primarily to interest charges incurred on our outstanding borrowings under our equipment financing. See Note 15 to the consolidated financial statements included elsewhere in this report.
Other income, net. Other income, net was $512 thousand in the six months ended July 1, 2007 compared to $1.4 million in the six months ended July 2, 2006. The other income, net in each of the six months ended July 1, 2007 and July 2, 2006 was primarily due to foreign exchange gains and losses.
Income tax expense. We incurred modest levels of income tax expense in each of the six months ended July 1, 2007 and July 2, 2006 related to certain European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the six month periods ended July 1, 2007 or July 2, 2006 due to our history of operating losses. We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. See Note 17 to the consolidated financial statements included elsewhere in this report.
Liquidity and Capital Resources

	July 1,	December 31,
Balance Sheet Data	2007	2006
	(in thousands)
Cash and cash equivalents	$57,919	$24,053
Short-term investments	7,800	14,700
Total current assets	173,421	135,845
Total assets	390,132	352,826
Total current liabilities	44,549	41,767
Total liabilities	53,546	47,592
Total stockholders’ equity	390,132	305,234
Financing history. We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $128.7 million, have resulted in an accumulated deficit of $636.7 million as of July 1, 2007. We completed an initial public offering of our common stock in mid-2005 in which we sold 11,970,800 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $154.9 million, after deducting underwriting discounts and commissions and offering expenses. We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg Pincus and The Vertical Group, L.P. and certain of its affiliates (“Vertical”) and the remaining funds for general corporate purposes. See Part II, Item 2 under the heading “Use of Proceeds” included elsewhere in this report. In April 2007, we completed a secondary offering issuing 2,500,000 shares of our common stock which generated approximately $44.7 million in net proceeds. We have used and expect to continue to use these funds for general corporate purposes.
Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund current operations totaled approximately $65.7 million at July 1, 2007. We expect to continue to use cash to fund our operations for the remainder of 2007.
Credit facility. In June 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., which we refer to as the “borrowers”, entered into a Loan and Security Agreement, which we refer to as the loan agreement, with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. Pursuant to the terms of the loan agreement and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million. Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Amounts outstanding under the equipment financing as of December 31, 2006 are payable in 42 consecutive equal monthly installments of principal, beginning on

January 31, 2007. In March 2007, we entered into an amendment to our existing Loan Agreement with SVB. The amendment added an additional $5 million of equipment financing, increasing the total available equipment financing to $12.5 million. The additional $5 million of equipment financing has a four-year maturity and bears interest at a variable rate equal to SVB’s prime rate plus 1.0%. The additional borrowing under the amendment to the equipment financing is payable in 42 consecutive equal monthly installments of principal, beginning on September 30, 2007. As of July 1, 2007, we had $11.4 million in outstanding borrowings under the equipment financing, as amended, and no outstanding borrowings under the revolving line of credit; however, we had approximately $2.0 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $28 million.
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
Operating activities. Cash used in operations during the six months ended July 1, 2007 was $17.2 million compared to $31.4 million during the six months ended July 2, 2006, reflecting primarily our net loss and increased working capital requirements during the periods. During the six months ended July 1, 2007, our net loss included approximately $16.4 million of non-cash charges for depreciation and amortization and non-cash stock-based compensation expense as compared with $15.0 million in the first half of 2006. During the first half of 2006, we incurred $1.8 million of acquired in-process research and development expense that did not recur in the six months ended July 1, 2007. We expect that our operations will continue to use cash during the remainder of 2007.
Investing activities. Cash used in investing activities was $1.5 million and $13.5 million during the six months ended July 1, 2007 and July 2, 2006, respectively. During the six months ended July 1, 2007, we purchased $3.5 million of property and equipment and $6.5 million of distribution rights related our agreement with Invatec. We also received $6.9 million in proceeds from the sale of short-term investments. During the six months ended July 2, 2006, we purchased $6.8 million of short-term investments and $7.4 million of property and equipment. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment and to incur approximately an additional $14 million in capital expenditures during the balance of 2007.
Financing activities. Cash provided by financing activities was $52.6 million during the six months ended July 1, 2007, generated primarily from proceeds from our secondary public offering, stock option exercises and borrowings under our amended equipment term loan with Silicon Valley Bank. During the six months ended July 2, 2006, cash provided by financing activities was $3.8 million and was generated primarily from proceeds from stock option exercises.
Contractual cash obligations. Our contractual cash obligations as of April 1, 2007 are set forth in our quarterly report on Form 10-Q for the quarter ended April 1, 2007. There have been no material changes in our contractual cash obligations and commercial commitments since such date.
Other liquidity information. On July 21, 2007, we entered into an agreement and plan of merger with FoxHollow Technologies, Inc. We expect to issue in the aggregate approximately 43.7 million shares of our common stock and pay approximately $82.8 million in cash to FoxHollow stockholders in the merger. We expect to use cash acquired by us in the merger to pay the cash portion of the merger consideration. The transaction is expected to be completed in the fourth quarter of 2007. We refer you to the information under the heading “—Recent Development” above.
The acquisition agreements relating to our purchase of Dendron GmbH and Appriva Medical, Inc. require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved. The potential milestone payments total $15.0 million and $175.0 million with respect to the Dendron and Appriva acquisitions, respectively, during the period of 2003 to 2009. Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement. With respect to the Appriva agreement, we have determined that the first milestone was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable. In September 2005, we announced that we had decided to discontinue the development and commercialization of the technology we acquired in the Appriva transaction. We are currently involved in litigation regarding this agreement as described in more detail in Note 18 to our consolidated financial statements included elsewhere in this report.
In June 2007, we sold and licensed, on a royalty-free perpetual basis, certain intellectual property relating to percutaneously delivered implants within the left atrial appendage for prevention of emboli migration out of the appendage. In connection with the sale, we also obtained a royalty-free perpetual license from the purchaser that allows us to use certain of the intellectual property sold to the purchaser outside of the left atrial appendage market. In exchange for the assets and license, we received $2.0 million in cash, shares of common stock of the purchaser representing approximately 8% of its equity on a fully diluted basis and an unsecured, subordinated, non-interest-bearing promissory note in the principal amount of $5.6 million, the unpaid principal balance of which will become immediately due and payable only upon an initial public offering by the purchaser or a sale transaction, in each case resulting in gross proceeds of less than a certain amount.
Our future liquidity and capital requirements will be influenced by numerous factors, including extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of intellectual property and other litigation. We believe that our current resources, together with funds available under our revolving credit facility, are sufficient to meet our liquidity requirements through at least the next 12 months. In the event that we require additional working capital to fund future operations and any future acquisitions, we may negotiate a financing arrangement with an independent institutional lender, sell notes to public or private investors or sell additional shares of stock or other equity securities. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio. See Note 5 and Note 18 to our consolidated financial statements included elsewhere in this report.
Credit Risk. At July 1, 2007, our accounts receivable balance was $56.0 million, compared to $45.1 million at December 31, 2006. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of July 1, 2007, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce cash flow from operations. Subsequent to our initial public offering in June 2005, we have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.
Related Party Transaction
We refer you to the information contained in Note 20 to our consolidated financial statements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our annual report on Form 10-K for the year ended December 31, 2006, except as follows:
Accounting for Income Taxes
On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109. FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The provisions of FIN 48 are applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. Upon adoption of FIN 48, we recorded a $717 thousand liability for uncertain tax positions as an adjustment to the 2007 opening balance of retained earnings.
As of the date of adoption, the total amount of unrecognized tax benefits was $4.7 million, of which approximately $872 thousand would affect our effective income tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as income tax expense. As of January 1, 2007, accrued interest and penalties related to uncertain tax positions totaled approximately $216 thousand and did not materially change during the six months ended July 1, 2007.
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
On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for us beginning in 2008; however, early adoption is permitted. We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our results of operations and financial condition.
In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 indicates that the presentation of taxes within the scope of this issue on either a gross or net basis is an accounting policy decision that should be disclosed. Our policy is to present the taxes collected from customers and remitted to governmental authorities on a net basis and are not material to our results of operations and financial condition.
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
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	Risks associated with our proposed merger with FoxHollow Technologies, Inc., as described in more detail under the heading “Part II – Item 1A. Risk Factors” contained elsewhere in this report.

•	History of operating losses and negative cash flow;

•	Lack of market acceptance of new products;

•	Delays in product introduction;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Failure to obtain additional capital when needed or on acceptable terms;

•	Disruption in our ability to manufacture our products or the ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Failure to retain senior management or replace lost senior management;

•	Employee slowdowns, strikes or similar actions;

•	Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•	Failure to integrate effectively newly acquired operations;

•	Incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Failure to comply with applicable laws and regulations and to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all;

•	Adverse changes in applicable laws or regulations;

•	Exposure to product liability claims;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Obligation to make significant milestone payments not currently reflected in our financial statements;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain foreign countries, including our reliance on Medtronic for sales of our products in Japan;

•	Loss of customers;

•	Disruption in the supply of products of Invatec S.r.l. that we distribute or our relationship with Invatec;

•	Dependence upon a few of our products to generate a large portion of our net sales and exposure if drug-eluting stents become a dominant therapy in the peripheral vascular stent market and we are not able to develop or acquire a drug-eluting stent to market and sell;

•	Failure to develop innovative and successful new products and technologies;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Inability to meet performance enhancement objectives, including efficiency and cost reduction strategies;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Absence of expected returns from the amount of intangible assets we have recorded;

•	Changes in generally accepted accounting principles;

•	Conditions and changes in medical device industry or in general economic and business conditions;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A. Risk Factors” on pages 25 through 46 of such report and information under the heading “Part II – Item 1A. Risk Factors” contained elsewhere in this report.
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
Interest Rate Risk
Borrowings under our revolving line of credit bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of July 1, 2007, we had no borrowings under our revolving line of credit and had $11.4 million in borrowings under the equipment financing. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $106 thousand on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. In the three and six months ended July 1, 2007, approximately 29% of our net sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 77% and 76% of our net sales denominated in foreign currencies in the three and six months ended July 1, 2007, respectively, were derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen. Our principal exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded foreign currency transaction gains of $194 thousand and $512 thousand in the three and six months ended July 1, 2007, respectively, compared to foreign currency transaction gains of $1.3 million and $1.4 million in the three and six months ended July 2, 2006, related to the translation of our foreign denominated net receivables into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings in Note 18 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A. Risk Factors” and the following additional risks and uncertainties related to our proposed merger with FoxHollow Technologies, Inc., which could materially adversely affect our business, financial condition or operating results.
Our merger with FoxHollow Technologies, Inc. is subject to certain conditions to closing that could result in the merger not being consummated or being delayed, either of which could negatively impact our stock price and future business and results of operations.
Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the agreement and plan of merger by the stockholders of FoxHollow, the effectiveness of a Form S-4 registration statement to be filed by us with the Securities and Exchange Commission to register the shares of our common stock to be issued in connection with the merger and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the merger. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated. Failure to complete the merger would prevent us from realizing the anticipated benefits of the merger. We have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, we will remain liable for these costs and expenses. In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our stock price and future business and results of operations. We cannot assure you that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.
Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our business, which could have an adverse effect on our business and results of operations.
Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our business and results of operations. Among others:
•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key personnel and other employees;

•	the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to our business; and

•	distributors or other vendors or suppliers may seek to modify or terminate their business relationships with us.
These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on our business, results of operations or prospects if the merger is not completed or the business, results of operations or prospects of the combined company if the merger is completed.

We may be unable to successfully integrate our operations with FoxHollow’s or to realize the anticipated cost savings and other potential benefits of the merger in a timely manner or at all. As a result, the value of our common stock may be adversely affected.
We entered into the merger agreement with FoxHollow because we believe that the merger will be beneficial to us and our stockholders. Achieving the anticipated potential benefits of the merger will depend in part upon whether we are able to integrate FoxHollow’s business with our business in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and FoxHollow operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. We and FoxHollow may also have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of management to integrate successfully the operations of the two companies or to do so within a longer time frame than what we expect could have a material adverse effect on our business and results of operations. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the merger.
The success of the combined company after the merger will depend in part upon the ability of us and FoxHollow to retain key employees of both companies. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that key employees will be retained.
We have been able to conduct only limited planning regarding the integration of the two companies following the merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.
The issuance of shares of our common stock to FoxHollow stockholders in the merger will substantially dilute the aggregate voting power and reduce the percentage interests of our current stockholders.
     If the merger is completed, based on the number of shares of FoxHollow common stock outstanding and the number of shares of our common stock outstanding, as of July 18, 2007, we will issue approximately 43.7 million shares of our common stock in the merger. Immediately after the merger, FoxHollow stockholders will own approximately 41%, and our current stockholders will own approximately 59% of the then outstanding shares of our common stock. The issuance of shares of our common stock to FoxHollow stockholders in the merger and to holders of assumed options and restricted stock units to acquire shares of FoxHollow common stock will cause a significant reduction in the relative percentage interest of our current stockholders in earnings, voting, liquidation value and book and market value. If the merger fails to produce the results we anticipate, our stockholders may not receive benefits sufficient to offset the dilution of their ownership interest.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the three months ended July 1, 2007, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.
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
After deduction of offering expenses, we received net proceeds of approximately $154.9 million in our initial public offering, including shares sold by us pursuant to the underwriters’ over-allotment option. As of July 1, 2007, the net proceeds from our initial public offering were used as follows: $36.5 million of the net proceeds were used to repay a portion of the accrued and unpaid interest on the demand notes and the remaining $118.4 million in net proceeds for general corporate purposes. Other than $36.5 million of the net proceeds used to repay a portion of the accrued and unpaid interest on demand notes held by Warburg Pincus, which is our majority stockholder, and Vertical, which is one of our stockholders, none of the net proceeds from our initial public offering resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended July 1, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our Annual Meeting of Stockholders was held on May 15, 2007.

(b)	The results of the stockholder votes were as follows:

		For	Against/Withhold	Abstain	Broker Non-Votes
1.	Election of Directors – for terms expiring at the 2010 Annual Meeting of Stockholders
	John K. Bakewell	56,402,775	118,661	—	—
	Richard B. Emmitt	56,283,462	237,974	—	—
	Dale A. Spencer	53,891,262	2,630,174	—	—
2.	Approval of ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan	44,850,940	7,856,784	18,154	3,795,558
3.	Ratification of Independent Registered Public Accounting Firm	56,460,975	58,427	2,034	—
Douglas W. Kohrs and Elizabeth H. Weatherman will continue to serve as directors of ev3 for terms expiring at our 2008 Annual Meeting of Stockholders.
James M. Corbett, Daniel J. Levangie and Thomas E. Timbie will continue to serve as directors of ev3 for terms expiring at our 2009 Annual Meeting of Stockholders.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Underwriting Agreement dated April 19, 2007 among ev3 Inc., the Selling Stockholders listed on Schedule B thereto and Banc of America Securities LLC, Piper Jaffray & Co., JP Morgan Securities Inc., as Representatives of the Several Underwriters (Filed herewith)

10.2	ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2007 (File No. 000-51348))

10.3	Intellectual Property Transfer Agreement dated as of June 15, 2007 between Atritech, Inc. and ev3 Endovascular, Inc. (Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2007 (File No. 000-51348))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 8, 2007	ev3 Inc.
	By:	/s/ James M. Corbett
James M. Corbett
President and Chief Executive Officer (principal executive officer)

By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Chief Financial Officer and Treasurer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Underwriting Agreement dated April 19, 2007 among ev3 Inc., the Selling Stockholders listed on Schedule B thereto and Banc of America Securities LLC, Piper Jaffray & Co., JP Morgan Securities Inc., as Representatives of the Several Underwriters	Filed herewith

10.2	ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2007 (File No. 000-51348)

10.3	Intellectual Property Transfer Agreement dated as of June 15, 2007 between Atritech, Inc. and ev3 Endovascular, Inc.	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2007 (File No. 000-51348)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith