Form 10-Q
period 2007-09-30
ev3 Inc.
filed 2007-11-07
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-51348
ev3 Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0138874 (I.R.S. Employer Identification No.)
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
Large accelerated filer: ☐      Accelerated filer: ☑      Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
As of November 1, 2007, there were 104,225,980 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

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
In this report, references to “ev3,” the “company,” “we,” “our” or “us,” in historical information in this report, unless the context otherwise requires, refer to ev3 Inc. and its subsidiaries, excluding FoxHollow Technologies, Inc., which became a wholly owned subsidiary of ev3 on October 4, 2007. References to “ev3,” the “company,” “we,” “our” or “us” in forward-looking statements in this report refer to ev3 Inc. and its subsidiaries, including FoxHollow Technologies, Inc.
All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,336	$24,053
Short-term investments	7,800	14,700
Accounts receivable, less allowances of $4,130 and $3,924, respectively	58,476	45,137
Inventories, net	44,425	42,124
Prepaid expenses and other assets	9,185	7,162
Other receivables	1,721	2,669

Total current assets	170,943	135,845
Restricted cash	1,367	2,022
Property and equipment, net	25,131	24,072
Goodwill	149,061	149,061
Other intangible assets, net	38,462	40,014
Other assets	1,103	1,812

Total assets	$386,067	$352,826

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,422	$13,140
Accrued compensation and benefits	18,392	16,382
Accrued liabilities	36,608	10,102
Current portion of long-term debt	3,571	2,143

Total current liabilities	73,993	41,767
Long-term debt	7,321	5,357
Other long-term liabilities	889	468

Total liabilities	82,203	47,592

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, shares issued and outstanding: 61,079,654 shares at September 30, 2007 and 57,594,742 at December 31, 2006	611	576
Additional paid in capital	976,743	919,221
Accumulated deficit	(673,171)	(614,578)
Accumulated other comprehensive income (expense)	(319)	15

Total stockholders’ equity	303,864	305,234

Total liabilities and stockholders’ equity	$386,067	$352,826

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net sales	$65,060	$51,906	$191,955	$144,763

Operating expenses:
Cost of goods sold (a)	23,097	17,666	65,916	52,333
Sales, general and administrative (a)	45,353	35,498	125,372	109,167
Research and development (a)	10,708	7,036	29,464	19,857
Amortization of intangible assets	3,952	4,483	11,916	13,008
(Gain) loss on sale of assets, net	—	18	(988)	142
Acquired in-process research and development	—	—	—	1,786
Special charges	20,183	—	20,183	—

Total operating expenses	103,293	64,701	251,863	196,293
Loss from operations	(38,233)	(12,795)	(59,908)	(51,530)

Other income:
Gain on sale of investments, net	—	—	—	(1,063)
Interest income, net	(417)	(258)	(823)	(1,471)
Other income, net	(1,554)	(152)	(2,066)	(1,533)

Loss before income taxes	(36,262)	(12,385)	(57,019)	(47,463)

Income tax expense	250	82	858	328

Net loss	$(36,512)	$(12,467)	$(57,877)	$(47,791)

Earnings per share:

Net loss per common share (basic and diluted)	$(0.60)	$(0.22)	$(0.98)	$(0.85)

Weighted average shares outstanding	60,365,027	57,032,677	59,141,035	56,556,305

(a) Includes stock based compensation charges of:

Cost of goods sold	$101	$127	$446	$496
Sales, general and administrative	2,100	1,389	6,166	4,554
Research and development	269	151	717	523

	$2,470	$1,667	$7,329	$5,573

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Operating activities
Net loss	$(57,877)	$(47,791)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17,403	17,024
Provision for bad debts and sales returns	1,005	414
Provision for inventory obsolescence	3,072	2,647
Acquired in-process research and development	—	1,786
Gain on sale of investments	—	(1,063)
(Gain) loss on disposal of assets	(988)	142
Stock compensation expense	7,329	5,573
Change in operating assets and liabilities:
Accounts receivable	(14,330)	(11,358)
Inventories	(5,372)	(5,930)
Prepaids and other assets	(312)	(254)
Accounts payable	2,010	77
Accrued expenses and other liabilities	27,729	(1,951)

Net cash used in operating activities	(20,331)	(40,684)

Investing activities
Purchase of short-term investments	—	(6,750)
Proceeds from sale of short-term investments	6,900	300
Purchase of property and equipment	(6,518)	(10,168)
Purchase of intangible assets	(1,866)	(2,822)
Purchase of distribution rights	(6,500)	—
Proceeds from sale of property and equipment	2,005	69
Proceeds from sale of minority investment	—	1,063
Acquisitions, net of cash acquired	(2,793)	(70)
Change in restricted cash	687	921

Net cash used in investing activities	(8,085)	(17,457)
Financing activities
Proceeds from issuance of common stock	44,542	—
Proceeds from issuance of debt	5,000	7,500
Debt issuance costs	—	(113)
Payments on long-term debt	(1,607)	—
Payments on capital lease obligations	(103)	(91)
Proceeds from exercise of stock options	4,831	7,636
Proceeds from employee stock purchase plan	869	—
Other	(14)	(129)

Net cash provided by financing activities	53,518	14,803

Effect of exchange rate changes on cash	181	274

Net increase (decrease) in cash and cash equivalents	25,283	(43,064)
Cash and cash equivalents, beginning of period	24,053	69,592

Cash and cash equivalents, end of period	$49,336	$26,528

Supplemental non-cash disclosure:
Net assets acquired in conjunction with MTI step acquisition (see Note 6)	$—	$95,438
Financed insurance policies (see Note 17)	$—	$3,500
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
In October 2007, we completed our previously announced merger with FoxHollow Technologies, Inc. (see Notes 2 and 20). As a result of the merger, we also develop, manufacture and market atherectomy and thrombectomy products and are engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease.
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
In the third quarter of 2007, we entered into an agreement and plan of merger with FoxHollow Technologies, Inc. The merger with FoxHollow was completed on October 4, 2007. The consolidated interim financial statements included herein do not include results from FoxHollow since the merger occurred after the end of the quarter ended September 30, 2007. Unless otherwise indicated, references to ev3 in the notes to these unaudited consolidated financial statements relate to ev3 as a stand-alone entity and do not reflect the impact of the business combination with FoxHollow (see Note 20).
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the third fiscal quarters of 2007 and 2006 ended on September 30 and October 1, respectively.
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

In addition to our 2005 Incentive Stock Plan, we maintain the ev3 Inc. Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of our common stock available for issuance under the ESPP is 750,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on January 1 and July 1 of each year. The first offering period was commenced on January 1, 2007. The purchase price of the shares is equal to 85% of the lower of the fair market value of our common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes and approximately $124,000 and $391,000 of compensation expense was recorded during the three and nine months ended September 30, 2007, respectively.
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
The fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term. Expected volatility is based on a combination of historical factors related to our common stock since our June 2005 initial public offering and the volatility rates of a set of guideline companies. The guideline companies consist of public and recently public medical technology companies. Dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term is based on the weighted average time between grant and employee exercise. The fair value of stock granted to employees is based upon the closing market value of our common stock on the date of grant.

Three Months Ended	September 30, 2007	October 1, 2006
Risk free interest rate	4.6%	5.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	43.0%	49.1%
Expected option term	3.85 years	4 years

Nine Months Ended	September 30, 2007	October 1, 2006
Risk free interest rate	4.7%	4.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	50.3%
Expected option term	3.85 years	4 years
A summary of option activity for all plans (dollars in thousands, except per share amounts) during the nine months ended September 30, 2007 is as follows:

		Weighted-Average	Aggregate
	Awarded Shares	Exercise Price Per	Intrinsic
	Outstanding	Share	Value
Balance at January 1, 2007	5,359,248	$12.47
Granted (1)	1,126,872	$17.56
Exercised	(466,910)	$10.34
Forfeited	(318,203)	$14.32
Expired	(58,484)	$17.95

Balance at September 30, 2007	5,642,523	$13.50	$19,366

Options exercisable at September 30, 2007	3,062,182	$11.84	$15,403

(1)	The weighted average fair value for options granted was $7.03.

As of September 30, 2007, the total compensation cost for nonvested options not yet recognized in our consolidated statements of operations was $18.3 million, net of estimated forfeitures. This amount is expected to be recognized over a weighted average vesting period of 2.2 years.
The intrinsic value of a stock option award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was approximately $548,000 and $3.8 million during the three and nine months ended September 30, 2007, respectively.
A summary of restricted stock award activity for all plans during the nine months ended September 30, 2007 is as follows:

	Awarded	Weighted-Average
	Shares	Grant Date Fair
	Outstanding	Value
Nonvested balance at January 1, 2007	217,774	$15.42
Granted	614,177	$17.55
Vested	(2,500)	$13.99
Forfeited	(65,520)	$16.91

Nonvested balance at September 30, 2007	763,931	$16.93

The value of these shares of restricted stock was measured at the closing market price of our common stock on the grant date. The unamortized compensation expense for these awards was $14.6 million as of September 30, 2007, which will be recognized over the remaining weighted average vesting period of approximately 2.5 years.
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
In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”) that provides guidance for upfront payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We do not believe that the implementation of EITF 07-3 will have a material impact on our results of operations and financial condition.

5. Liquidity and Capital Resources
Since inception, we have generated significant operating losses. Our liquidity needs have been met through debt and equity offerings, as well as a credit arrangement with Silicon Valley Bank. In mid-2005, we completed an initial public offering in which we sold 11,970,800 shares of our common stock at $14.00 per share for net cash proceeds of approximately $154.9 million, net of underwriting discounts and other offering costs. In April 2007, we completed a secondary public offering in which we sold 2,500,000 shares of our common stock at $19.00 per share for net cash proceeds of approximately $44.7 million, net of underwriting discounts and other offering costs. We have used and expect to continue to use the net proceeds from our secondary offering for general corporate purposes.
On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), consisting of a two-year $30.0 million collateral backed revolving line of credit and a 48-month $7.5 million equipment financing line. On March 15, 2007, we entered into a First Amendment to our existing Loan Agreement with SVB (the “First Amendment”). The First Amendment added an additional $5 million of equipment financing, increasing the total available equipment financing to $12.5 million. Pursuant to the terms of the Loan Agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million. Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Amounts outstanding under the equipment financing will be payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007 for amounts outstanding as of December 31, 2006, and beginning on September 30, 2007 for amounts outstanding as of August 31, 2007 that were borrowed under the First Amendment’s increased equipment financing line. As of September 30, 2007, we had $10.9 million in outstanding borrowings under the equipment financing, as amended, and no outstanding borrowings under the revolving line of credit; however, we had approximately $2.1 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $27.9 million.
On October 4, 2007, we entered into a Second Amendment to our existing Loan Agreement with SVB, pursuant to which we agreed that our subsidiary FoxHollow Technologies, Inc. will become an additional “Borrower” under the Loan Agreement on the same terms and conditions as the original Borrowers.
Our future liquidity and capital requirements will be influenced by numerous factors, including extent and duration of future operating losses, the level and timing of future sales and expenditures, our ability to realize anticipated revenue and cost savings synergies as a result of our merger with FoxHollow or delay in realization of such synergies, our ability to integrate successfully FoxHollow’s operations into our existing operations or any delay, costs or difficulties in so doing, operating costs and business disruption following the FoxHollow merger, including any adverse effects on employee retention and on our business relationships with third parties, including physicians, providers and distributors, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of intellectual property and other litigation. We believe that our current resources, together with funds available under our revolving line of credit, are sufficient to meet our liquidity requirements through at least the next 12 months. However, there is no assurance that additional funding will not be needed. Further, if additional funding were needed, there is no assurance that such funding will be available to us or our subsidiaries on acceptable terms, or at all. If we require additional working capital but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

The following summarizes the changes in stockholders’ equity (dollars in thousands) since December 31, 2006:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2006	57,594,742	$576	$919,221	$(614,578)	$15	$305,234
Cumulative effect of adoption of FIN 48	—	—	—	(716)	—	(716)

Adjusted Balance December 31, 2006	57,594,742	$576	$919,221	$(615,294)	$15	$304,518
Common stock issued in conjunction with secondary offering	2,500,000	25	44,517	—	—	44,542
Compensation expense on equity awards and stock purchase plan	—	—	7,329	—	—	7,329
Exercise of options	466,910	5	4,826	—	—	4,831
Restricted stock grants, net of cancellations	458,280	5	(5)	—	—	—
Common stock issued under employee stock purchase plan	60,534	—	869	—	—	869
Shares repurchased	(812)	—	(14)	—	—	(14)
Comprehensive (loss):
Net loss				(57,877)	—	(57,877)
Cumulative translation adjustment				—	(334)	(334)

Comprehensive (loss)				—	—	(58,211)

Balance September 30, 2007	61,079,654	$611	$976,743	$(673,171)	$(319)	$303,864

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
7. Short-Term Investments
Short-term investments consist of debt securities, which have investment grade credit ratings. The debt securities are classified and accounted for as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Management determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date. The short-term investments consist of floating rate taxable municipal bonds with maturities from 2019 to 2036. We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par. As of September 30, 2007 and December 31, 2006, our cost approximated fair value related to these investments.
8. Inventories
Inventory consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$7,414	$7,100
Work in-progress	3,085	3,271
Finished goods	38,312	36,478

	48,811	46,849
Inventory reserve	(4,386)	(4,725)

Inventory, net	$44,425	$42,124

9. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Machinery and equipment	$23,844	$20,472
Office furniture and equipment	13,290	11,440
Leasehold improvements	10,074	9,750
Construction in progress	2,909	2,040

	50,117	43,702

Less:
Accumulated depreciation and amortization	(24,986)	(19,630)

Property and equipment, net	$25,131	$24,072

Total depreciation expense for property and equipment was $1.9 million and $5.5 million for the three and nine months ended September 30, 2007, respectively, and $1.4 million and $4.0 million for the three and nine months ended October 1, 2006, respectively.
10. Goodwill and Other Intangible Assets
The balance at September 30, 2007 is as follows (in thousands):

	Peripheral Vascular	Neurovascular	Total
Balance as of September 30, 2007	$71,307	$77,754	$149,061

There have been no changes in the carrying amount of goodwill by operating segment in the three and nine months ended September 30, 2007.
Other intangible assets consist of the following (in thousands):

	Weighted	September 30, 2007			December 31, 2006
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and licenses	5.0	$12,365	$(4,585)	$7,780	$11,435	$(4,009)	$7,426
Developed technology	6.0	63,616	(45,899)	17,717	63,616	(40,119)	23,497
Trademarks and tradenames	7.0	5,122	(3,119)	2,003	5,122	(2,634)	2,488
Customer relationships	5.0	16,094	(11,624)	4,470	16,094	(9,491)	6,603
Distribution rights	2.5	9,274	(2,782)	6,492	—	—	—

Other intangible assets		$106,471	$(68,009)	$38,462	$96,267	$(56,253)	$40,014

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

Total amortization of other intangible assets was $4.0 million and $11.9 million for the three and nine months ended September 30, 2007, respectively, and $4.5 million and $13.0 million for the three and nine months ended October 1, 2006, respectively. The estimated amortization expense (inclusive of amortization expense already recorded for the nine months ended September 30, 2007) for the next five years ending December 31 is as follows (in thousands):

2007	$15,074
2008	11,490
2009	6,904
2010	3,906
2011	2,492
11. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued professional services	$4,879	$1,900
Accrued royalties	1,814	845
Accrued clinical studies	2,079	359
Office closure	153	345
Accrued litigation settlement	20,183	—
Accrued other	7,500	6,653

Total accrued liabilities	$36,608	$10,102

12. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Equipment term loan	$10,892	$7,500
Less: current portion	(3,571)	(2,143)

Total long-term debt	$7,321	$5,357

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
As discussed in Note 17, we recorded a $20.2 million special charge during the third quarter related to agreements in principle to settle certain patent infringement and other litigation entered into in October 2007. As a result of the special charge, we were not in compliance with the tangible net worth covenant in the Loan and Security Agreement with SVB as of September 30, 2007. Subsequent to September 30, 2007, the Loan and Security Agreement was amended eliminating the existing tangible net worth covenant effective as of September 30, 2007, thus eliminating any non-compliance with such covenant.
Annual maturities of our long-term debt are as follows (in thousands):

Remaining 2007	$893
2008	3,571
2009	3,571
2010	2,500
2011	357

Total	$10,892

13. Gain (Loss) on Sale of Assets
On June 15, 2007, we entered into an Intellectual Property Transfer Agreement with Atritech, Inc. pursuant to which ev3 sold and licensed, on a royalty-free perpetual basis, certain intellectual property relating to percutaneously delivered implants within the left atrial appendage for prevention of emboli migration out of the appendage. In exchange for the assets and license, we received $2.0 million in cash, shares of Atritech common stock representing approximately 8% of the equity of Atritech on a fully diluted basis and an unsecured, subordinated, non-interest-bearing promissory note in the principal amount of $5.6 million, the unpaid principal balance of which will become immediately due and payable only upon an initial public offering by Atritech or a sale transaction, in each case resulting in gross proceeds of less than a certain amount. During the second quarter of 2007, we recognized a gain of $1.0 million representing the amount of the $2.0 million cash payment received in excess of the net book value of the assets sold to Atritech. In accordance with SEC Staff Accounting Bulletin Topic 5.U., we have deferred the potential gain related to the equity and debt consideration received and the deferred gain will be recognized if and when it becomes realized or probable of realization.
14. Interest (Income) Expense
Interest (income) expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Interest expense	$373	$354	$1,041	$455
Interest (income)	(790)	(612)	(1,864)	(1,926)

Total interest (income) expense, net	$(417)	$(258)	$(823)	$(1,471)

15. Other Comprehensive Income (Loss)
The following table provides a reconciliation of net loss to comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(36,512)	$(12,467)	$(57,877)	$(47,791)
Changes in foreign currency translation	(213)	136	(334)	(119)

Total comprehensive income (loss)	$(36,725)	$(12,331)	$(58,211)	$(47,910)

16. Income Taxes
On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109. FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The provisions of FIN 48 are applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. Upon adoption of FIN 48, we recorded a $716,000 liability for uncertain tax positions as an adjustment to the 2007 opening balance of retained earnings.
As of the date of adoption, the total amount of unrecognized tax benefits was $4.7 million, of which approximately $872,000 would affect our effective income tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as income tax expense. As of January 1, 2007, accrued interest and penalties related to uncertain tax positions totaled approximately $216,000 and did not materially change during the nine months ended September 30, 2007.
Management believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease between $172,000 and $543,000 due to the closure of the tax examinations in foreign jurisdictions within the next 12 months.

We or one of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and in various U.S. state and foreign jurisdictions. With few exceptions, we are subject to U.S. Federal or state and local income tax examinations by tax authorities for years after 1995, and for years after 2002 in foreign jurisdictions.
17. Commitments and Contingencies
Letters of Credit
As of September 30, 2007, we had $3.0 million of outstanding letters of credit, of which approximately $873,000 were collateralized by restricted cash and $2.1 million were backed by our revolving line of credit.
Financed Insurance Policies
In 2006 and prior, we routinely entered into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In the second quarter 2006, we entered into an agreement to finance $3.5 million in insurance-related premiums associated with the annual renewal of certain of our insurance policies. The amount financed accrued interest at a 6.4% annual rate and was payable in monthly installments over an 11-month period. During the third quarter 2006, we agreed to pay a portion of the insurance premiums directly to the carrier thereby reducing the amount financed by $1.4 million. The remaining outstanding balance under this agreement was $665,000 as of December 31, 2006, and is included in accrued liabilities on our consolidated balance sheet. As of September 30, 2007, there was no outstanding balance under this agreement.
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
Global Coil Patent Litigation
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
In October 2003, the Dutch court ruled the three patents at issue related to detachable coils are valid and that our Sapphire coils do infringe such patents. The Dutch court also ruled that the patent holders’ patent at issue related to the delivery catheter was invalid. Pursuant to the court’s ruling, we have been enjoined by the patent holders from engaging in infringing activities related to our Sapphire coils in most countries within the European Union, and may be liable for then-unspecified monetary damages for our activities since September 27, 2002. We have filed an appeal with the Dutch court, and believe that since the date of injunction in each separate country we are in compliance with the Dutch court’s injunction. On September 5, 2006, we received a letter from the patent holders’ counsel stating that, pursuant to a recent decision in the European Court dated July 13, 2006, they are no longer enforcing the injunction outside of The Netherlands. A decision on the appeal is expected in the second half of 2007. The patent holders have requested a delay in the hearing on claims damages until a decision on the appeal has been rendered. In the United States, concurrent with the FDA’s marketing clearance of our Sapphire line of embolic coils received in July 2003, we, through our subsidiary MTI, initiated a declaratory judgment action against the patent holders in the United States District Court for the Western District of Wisconsin. The action included assertions of non-infringement by us and invalidity of a range of patents held by the patent holders related to detachable coils and certain delivery catheters. In October 2003, the court dismissed our actions for procedural reasons without prejudice and without decision as to the merits of the parties’ positions. In December 2003, the University of California filed an action against us in the United States District Court for the Northern District of California alleging infringement by us with respect to a range of patents held by the University of California related to detachable coils and certain delivery systems. We filed a counterclaim against the University of California asserting non-infringement by us, invalidity of the patents and inequitable conduct in the procurement of certain patents. In addition, we filed a claim against the University of California and Boston Scientific Corporation for violation of federal antitrust laws, with the result that the court has subsequently decided to add Boston Scientific as a party to the litigation. Motions for summary judgment made by all parties have been denied by the court. In addition, there are various related actions, such as requests for re-examination and reissues, pending from time to time in the U.S. Patent and Trademark Office that may or may not have a material effect on these actions.
Subsequent to September 30, 2007, we reached agreements in principle with The Regent of the University of California and Boston Scientific Corporation to settle on a worldwide basis, the Global Coil Patent Litigation. The terms of the agreements in principle include the following: all claims by all parties will be dismissed; ev3 will continue to be able to sell all involved product lines with no future royalty obligation; and ev3 will make a one-time payment of approximately $11.7 million to the University of California and a one-time payment of approximately $3.7 million to Boston Scientific. The settlement remains subject to negotiation of final written agreements among the parties and the settlement terms with the University of California remain subject to final approval by The Regents of the University of California. In addition, ev3 also expects to pay up to approximately $6.9 million of legal fees and expenses associated with the litigation. A $20.2 million special charge was recorded in third quarter for amounts expected to be paid by ev3 to the parties and legal fees and expenses associated with the litigation. As a result of these agreements in principle, the previously assigned trial date of October 16, 2007, with respect to the U.S. case, has been continued indefinitely.

Embolic Protection Patent Litigation
On March 30, 2005, we were served with a complaint by Boston Scientific Corporation and one of its affiliates which claims that some of our products, including our SpideRX Embolic Protection Device, infringe certain of Boston Scientific’s patents. This action was brought in the United States District Court for the District of Minnesota. Subsequently, we added counterclaims for infringement of three of our patents; Boston Scientific has added two patents into its claims, as well as a claim against us for misappropriation of trade secrets. We intend to vigorously defend and prosecute respectively the claims in this action. There can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.
Subsequent to September 30, 2007, we reached an agreement in principle with Boston Scientific Corporation to settle the Embolic Protection Patent Litigation. The terms of the agreement include the following: all claims by all parties will be dismissed; ev3 will continue to be able to sell all involved product lines with no future royalty obligation; and ev3 will make a one-time payment of approximately $3.7 million to Boston Scientific. The settlement is subject to negotiation of final written agreements among the parties. The $3.7 million one-time payment is included in the $20.2 million special charge recorded in the third quarter 2007. See additional discussion in the “Global Coil Patent Litigation” section above.
Appriva Medical, Inc Acquisition Litigation
The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. We have determined that the first milestone was not achieved by January 1, 2005 and that the first milestone is not payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several allegations, including that we, along with other defendants, breached the acquisition agreement and an implied covenant of good faith and fair dealing by willfully failing to take the steps necessary to meet the first milestone under the agreement, and thereby also failing to meet certain other milestones, and further that one milestone was actually met. The complaint also alleges fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. We believe these allegations are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint, which the court granted in June 2006 on standing grounds. The plaintiff filed a petition for re-argument, which was denied on October 31, 2006. On November 29, 2006, the plaintiff appealed the trial court’s decision granting our motion to dismiss. By decision dated November 1, 2007, the Delaware Supreme Court reversed and remanded the trial court’s ruling. The Delaware Supreme Court held, among other things, that Lesh was entitled to submit extrinsic evidence in support of his position on standing, and that the trial court on remand should allow the submission of such evidence, if any exist.
On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable, and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims: misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint. On August 24, 2006, the trial court converted our motion to dismiss into a motion for summary judgment, which motion was granted. The trial court ruled that Appriva Shareholder Litigation Company, LLC did not have standing. The trial court did not address the merits of the claims. Appriva Shareholder Litigation Company, LLC has appealed the trial court’s ruling. The Lesh appeal and the Appriva Shareholder Litigation Company, LLC appeal were consolidated for purposes of appeal. By decision dated November 1, 2007, the Delaware Supreme Court reversed and remanded the trial court’s ruling. The Delaware Supreme Court held, among other things, that Appriva Shareholder Litigation Company was entitled to submit extrinsic evidence in support of its position on standing, and that the trial court on remand should allow the submission of such evidence, if any exist. Because both of these Appriva acquisition related matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

MTI Stockholder Litigation
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
18. Segment and Geographic Information
Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. The peripheral vascular operating segment includes peripheral vascular products which are used to treat vascular disease in the legs, kidney (or renal), neck (or carotid) and generally all vascular diseases other than in the brain or the heart and cardiovascular products which are used to treat coronary artery disease, atrial fibrillation and other disorders in the heart. The neurovascular operating segment includes products that are used to treat vascular disease and disorders in the brain, including aneurysms and arterial-venous malformations. Management measures segment profitability on the basis of gross profit calculated as net sales less cost of goods sold excluding amortization of intangible assets. Other operating expenses are not allocated to individual operating segments for internal decision making activities.

The following is segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Net sales
Peripheral Vascular:
Stents	$23,105	$16,525	$65,064	$45,591
Thrombectomy and embolic protection	5,368	5,750	20,029	15,429
Procedural support and other	10,240	8,894	30,742	26,062

Total Peripheral Vascular	$38,713	$31,169	$115,835	$87,082

Neurovascular:
Embolic products	$14,698	$10,177	$40,451	$26,972
Neuro access and delivery products and other	11,649	10,560	35,669	30,709

Total Neurovascular	$26,347	$20,737	$76,120	$57,681

Total net sales	$65,060	$51,906	$191,955	$144,763

Gross profit
Peripheral Vascular	$23,421	$18,514	$69,502	$48,649
Neurovascular	18,542	15,726	56,537	43,781

Total	$41,963	$34,240	$126,039	$92,430

Operating expense	80,196	47,035	185,947	143,960

Loss from operations	$(38,233)	$(12,795)	$(59,908)	$(51,530)

	September 30,	December 31,
	2007	2006

Total assets
Peripheral Vascular	$232,376	$209,414
Neurovascular	153,691	143,412

Total	$386,067	$352,826

The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Geographic Data
Net Sales
United States	$38,312	$31,127	$113,028	$86,590
International	26,748	20,779	78,927	58,173

Total net sales	$65,060	$51,906	$191,955	$144,763

	September 30,	December 31,
	2007	2006
Long-lived Assets
United States	$24,189	$23,422
International	942	650

Total long-lived assets	$25,131	$24,072

19. Related Party Transaction
During the second quarter of 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), who collectively owned over 50% of our outstanding common stock at that time and together with Vertical Group, L.P. (“Vertical”) have two designees on our board of directors, owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. For the three months and nine months ended September 30, 2007, Lepu had purchased peripheral vascular products from us totaling approximately $313,000 and $1.1 million, respectively, that we have recognized as revenue and, as of September 30, 2007, owed us approximately $219,000 that is included in accounts receivable.
During the third quarter of 2007, we entered into a distribution agreement with Bacchus Vascular, Inc. (“Bacchus”), a provider of medical devices used by interventional radiologists and vascular surgeons for the minimally invasive treatment of deep vein thrombosis and other peripheral vascular disease. The six-year agreement allows Bacchus to sell certain of our products. We have entered into an option agreement with Bacchus, which grants ev3 a call option and Bacchus a put option to cause ev3 to acquire Bacchus at a formula price in 2010. The call and put options are terminable by either party prior to December 31, 2009. Warburg Pincus and Vertical and certain of their affiliates, who collectively owned over 56% of our outstanding common stock at that time and who have two designees on our board of directors, owns an approximate 60% ownership interest in Bacchus and have designees on Bacchus’ board of directors. For the three and nine months ended September 30, 2007, Bacchus had purchased peripheral vascular products from us totaling approximately $272,000 that we have recognized as revenue and, as of September 30, 2007, owed us approximately $272,000 that is included in accounts receivable.
20. Subsequent Events
On October 4, 2007, we completed our previously announced merger with FoxHollow Technologies, Inc. for a preliminary purchase price of approximately $832 million, at which time FoxHollow became a wholly owned subsidiary of ev3 Inc. ev3 issued approximately 43.1 million shares of its common stock and paid approximately $81.8 million to FoxHollow stockholders in connection with the merger. The $81.8 million was funded primarily with cash and cash equivalents held by FoxHollow, which at the time of the merger, FoxHollow’s cash and cash equivalents totaled approximately $165 million. Each share of common stock of FoxHollow issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 1.45 shares of ev3 common stock and $2.75 in cash. Alternatively, FoxHollow stockholders could have elected to receive either 1.62 shares of ev3 common stock or $25.92 in cash for each share of FoxHollow common stock by making an all-stock or an all-cash election, respectively. Stock and cash elections were subject to pro-ration to preserve an overall mix of 1.45 shares of ev3 common stock and $2.75 in cash for all of the outstanding shares of FoxHollow common stock in the aggregate. In addition, as a result of the merger, all outstanding options to purchase shares of FoxHollow common stock and other equity awards based on FoxHollow common stock, which were outstanding immediately prior to the effective time of the merger and whether or not then exercisable or vested, were converted into and became, respectively, options to purchase shares of ev3 common stock and with respect to all other FoxHollow equity awards, awards based on shares of ev3 common stock, in each case, on terms substantially identical to those in effect prior to the effective time of the merger, except for adjustments to the underlying number of shares and the exercise price based on an exchange ratio reflected in the merger consideration and other adjustments as provided in the merger agreement. The unvested portion of the converted stock options and other equity awards will be recognized as compensation expense over the remaining service period.
In connection with the merger with FoxHollow, on October 4, 2007, we entered into a second amendment to the Loan Agreement with SVB, which provided that our subsidiary FoxHollow Technologies, Inc., will become an additional borrower under the Loan Agreement.
As a result of the merger the beneficial ownership percentages of Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) was reduced from over 51.5% of our outstanding stock to approximately 30.2%.
In October 2007, we reached agreements in principle to settle certain patent infringement and other litigation with The Regents of the University of California and Boston Scientific Corporation. The settlements remain subject to negotiation of final written agreements among the parties and the settlement terms with the University of California remain subject to final approval by The Regents of the University of California (see Note 17).

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
Overview
We are a leading global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders. Our name signifies our commitment to, and engagement in, the peripheral vascular, neurovascular and cardiovascular markets and the physician specialties that serve them. We sell our products in more than 60 countries through a direct sales force in the United States, Canada, Europe and other countries and distributors in selected other international markets.
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
On October 4, 2007, we completed our previously announced merger with FoxHollow Technologies, Inc. pursuant to which FoxHollow became a wholly owned subsidiary of ev3 Inc. As a result of the merger, we also develop, manufacture and market atherectomy and thrombectomy products, including FoxHollow’s SilverHawk Plaque Excision System, and are engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease. Unless otherwise indicated, references to “ev3,” “we” or “us” in historical information within this report relate to ev3 as a stand-alone entity and do not reflect the impact of the potential business combination with FoxHollow. References to “ev3,” “we” or “us” in forward looking statements within this report refer to the combined entity post-merger. We refer you to the information under the heading “—Recent Development” below.
Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular segment contains products that are used in both peripheral vascular and cardiovascular procedures by radiologists, vascular surgeons and cardiologists. Our neurovascular segment contains products that are used primarily by neuroradiologists and neurosurgeons. Our sales activities and operations are aligned closely with our business segments. We generally have dedicated peripheral vascular sales teams in the United States and Europe that target customers who often perform procedures in both anatomic areas (peripheral vascular and cardiovascular). We generally have separate, dedicated neurovascular sales teams in the United States and Europe that are specifically focused on our neurovascular business customer base.
We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships in selected other international markets. Our corporate headquarters and our principal manufacturing, research and development, and U.S. sales operations for our peripheral vascular and cardiovascular product lines are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Outside of the United States, our primary office is in Paris, France. Approximately 41% of our net sales were generated outside of the United States for the three and nine months ended September 30, 2007. As a result, we are sensitive to risks related to fluctuation in exchange rates and other risks associated with international operations which could affect our business results. During the three and nine months ended September 30, 2007, changes in foreign currency exchange rates had a positive impact of approximately $1.2 million and $3.7 million, respectively, as compared to our net sales for the three and nine months ended October 1, 2006.

Since our inception, we have focused on building our U.S. and international direct sales and marketing infrastructure that included a worldwide sales force of approximately 265 sales professionals as of September 30, 2007 in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 84% and 85% of our net sales during the three and nine months ended September 30, 2007, respectively, with the balance generated by independent distributors. In order to drive sales growth, we have invested heavily throughout our history in new product development, clinical trials to obtain regulatory approvals and the expansion of our global distribution system. As a result, our cumulative costs and expenses have significantly exceeded our net sales, resulting in an accumulated deficit of $673.2 million at September 30, 2007. Consequently, we have financed our operations through debt and equity offerings. We expect to continue to generate operating losses for at least the next five months, which as discussed under the heading “Recent Development” below, reflects the anticipated impact of our business combination with FoxHollow.
Our cash, cash equivalents and short-term investments available to fund our current operations were $57.1 million at September 30, 2007. On April 19, 2007, we completed a secondary public offering issuing 2,500,000 shares of our common stock which generated approximately $44.5 million in net proceeds. We have used and expect to continue to use the net proceeds for general corporate purposes.
On June 28, 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., entered into a Loan and Security Agreement with Silicon Valley Bank, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. On March 15, 2007, we entered into an amendment to our existing Loan Agreement with SVB. The amendment added an additional $5 million line of equipment financing, increasing the total available equipment financing to $12.5 million. The additional $5 million of equipment financing has a four-year maturity and bears interest at a variable rate equal to SVB’s prime rate plus 1.0%. The additional borrowing under the amendment to the equipment financing is payable in 42 consecutive equal monthly installments of principal, beginning on September 30, 2007. As of September 30, 2007, we had $10.9 million in outstanding borrowings under the equipment financing and no outstanding borrowings under the revolving line of credit; however, we had approximately $2.1 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $27.9 million. On October 4, 2007, we entered into a second amendment to the Loan Agreement with SVB, which provided that our subsidiary FoxHollow Technologies, Inc., will become an additional borrower under the Loan Agreement.
As a result of the $20.2 million special charge related to the recent agreements in principle to settle certain patent infringement and other litigation between ev3 and its subsidiaries, we are not in compliance with the tangible net worth covenant in the Loan and Security Agreement with SVB as of September 30, 2007. Subsequent to September 30, 2007, we entered into a third amendment to the Loan Agreement with SVB, which eliminated the existing tangible net worth covenant as of September 30, 2007, thus eliminating any non-compliance with such covenant. See Note 17 and Note 20 to our consolidated financial statements included elsewhere in this report.
We believe our cash, cash equivalents, short-term investments and funds available under our revolving line of credit will be sufficient to meet our liquidity requirements through at least the next 12 months.
Recent Development
On October 4, 2007, we completed our previously announced merger with FoxHollow Technologies, Inc. pursuant to which FoxHollow became a wholly owned subsidiary of ev3 Inc. FoxHollow’s primary product, the SilverHawk Plaque Excision System, is a minimally-invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. In June 2003, the U.S. Food and Drug Administration, or FDA, granted FoxHollow 510(k) clearance to market the SilverHawk in the United States for treatment of atherosclerosis in the peripheral vasculature, which includes arteries outside the heart and brain. FoxHollow’s Rinspirator product, which FoxHollow acquired in September 2006 from Kerberos Proximal Solutions, Inc., is a minimally-invasive catheter system that treats thrombus by removing the clotting material in order to reopen narrowed or blocked arteries. FoxHollow is also engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease.
As a result of the merger, ev3 issued approximately 43.1 million shares of its common stock and paid approximately $81.8 million to FoxHollow stockholders in connection with the merger. The $81.8 million was funded primarily with cash and cash equivalents held by FoxHollow, which at the time of the merger, FoxHollow’s cash and cash equivalents totaled approximately $165 million. Each share of common stock of FoxHollow issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 1.45 shares of ev3 common stock and $2.75 in cash. Alternatively, FoxHollow stockholders could have elected to receive either 1.62 shares of ev3 common stock or $25.92 in cash for each share of FoxHollow common stock by making an all-stock or an all-cash election, respectively. Stock and cash elections were subject to pro-ration to preserve an overall mix of 1.45 shares of ev3 common stock and $2.75 in cash for all of the outstanding shares of FoxHollow common stock in the aggregate. In addition, as a result of the merger, all outstanding options to purchase shares of FoxHollow common stock and other equity awards based on FoxHollow common stock, which were outstanding immediately prior to the effective time of the merger and whether or not then exercisable or vested, were converted into and became, respectively, options to purchase shares of ev3 common stock and with respect to all other FoxHollow equity awards, awards based on shares of ev3 common stock, in each case, on terms substantially identical to those in effect prior to the effective time of the merger, except for adjustments to the underlying number of shares and the exercise price based on an exchange ratio reflected in the merger consideration and other adjustments as provided in the merger agreement.
As a result of the merger with FoxHollow, ev3 intends to take a number of restructuring actions that may result in material charges to ev3. These actions include eliminating redundancies in internal programs, processes and employee positions and leveraging higher manufacturing volumes to reduce supply chain costs. These actions will proceed in phases and are expected to be substantially completed during fiscal year 2008. A significant portion of ev3’s costs associated with these actions will consist of one-time termination costs. These costs cannot be estimated at this time, and will likely result in substantial future cash expenditures.
In October 2007, we reached agreements in principle to settle certain patent infringement and other litigation with The Regents of the University of California and Boston Scientific Corporation. The settlements remain subject to negotiation of final written agreements among the parties and the settlement terms with the University of California remain subject to final approval by The Regents of the University of California. Under the terms of the agreements in principle, all claims by all parties will be dismissed, ev3 will continue to be able to sell all involved product lines with no future royalty obligation, and ev3 will make a one-time payment of approximately $11.7 million to the University of California and a one-time payment of approximately $3.7 million to Boston Scientific in the fourth quarter of 2007. In addition, ev3 also expects to pay up to approximately $6.9 million of legal fees and expenses associated with the litigation.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
Results of Operations:
Net sales	$65,060	$51,906	25.3%	$191,955	$144,763	32.6%
Operating expenses:
Cost of goods sold (a)	23,097	17,666	30.7%	65,916	52,333	26.0%
Sales, general and administrative (a)	45,353	35,498	27.8%	125,372	109,167	14.8%
Research and development (a)	10,708	7,036	52.2%	29,464	19,857	48.4%
Amortization of intangible assets	3,952	4,483	(11.8)%	11,916	13,008	(8.4)%
(Gain) loss on sale of assets, net	—	18	NM	(988)	142	NM
Acquired in-process research and development	—	—	NM	—	1,786	NM

Special charges	20,183	—	NM	20,183	—	NM

Total operating expenses	103,293	64,701	59.6%	251,863	196,293	28.3%
Loss from operations	(38,233)	(12,795)	198.8%	(59,908)	(51,530)	16.3%
Other income:
Gain on sale of investments, net	—	—	NM	—	(1,063)	NM
Interest income, net	(417)	(258)	61.6%	(823)	(1,471)	(44.1)%
Other income, net	(1,554)	(152)	922.4%	(2,066)	(1,533)	34.8%

Loss before income taxes	(36,262)	(12,385)	192.8%	(57,019)	(47,463)	20.1%
Income tax expense	250	82	NM	858	328	NM

Net loss	$(36,512)	$(12,467)	192.9%	$(57,877)	$(47,791)	21.1%

Net loss per common share (basic and diluted)	$(0.60)	$(0.22)		$(0.98)	$(0.85)

Weighted average shares outstanding	60,365,027	57,032,677		59,141,035	56,556,305

(a)	Includes stock-based compensation charges of:

Cost of goods sold	$101	$127	$446	$496
Sales, general and administrative	2,100	1,389	6,166	4,554
Research and development	269	151	717	523

	$2,470	$1,667	$7,329	$5,573

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
NET SALES BY SEGMENT:
Peripheral Vascular:
Stents	$23,105	$16,525	39.8%	$65,064	$45,591	42.7%
Thrombectomy and embolic protection	5,368	5,750	(6.6)%	20,029	15,429	29.8%
Procedural support and other	10,240	8,894	15.1%	30,742	26,062	18.0%

Total Peripheral Vascular	$38,713	$31,169	24.2%	$115,835	$87,082	33.0%
Neurovascular:
Embolic products	14,698	10,177	44.4%	40,451	26,972	50.0%
Neuro access and delivery products and other	11,649	10,560	10.3%	35,669	30,709	16.2%

Total Neurovascular	$26,347	$20,737	27.1%	$76,120	$57,681	32.0%

Total	$65,060	$51,906	25.3%	$191,955	$144,763	32.6%

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
NET SALES BY GEOGRAPHY:
United States	$38,312	$31,127	23.1%	$113,028	$86,590	30.5%
International
Before foreign exchange impact	25,514	20,779	22.8%	75,199	58,173	29.3%
Foreign exchange impact	1,234	—	NM	3,728	—	NM

Total	26,748	20,779	28.7%	78,927	58,173	35.7%

Total	$65,060	$51,906	25.3%	$191,955	$144,763	32.6%

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended October 1, 2006
Net sales. Net sales increased 25% to $65.1 million in the three months ended September 31, 2007 compared to $51.9 million in the three months ended October 1, 2006, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past two years.
Net sales of peripheral vascular products. Net sales of peripheral vascular products increased 24% to $38.7 million in the three months ended September 31, 2007 compared to $31.2 million in the three months ended October 1, 2006. This sales growth was primarily the result of sales growth in our stent products. Net sales in our stent product line increased 40% to $23.1 million in the three months ended September 30, 2007 compared to $16.5 million in the three months ended October 1, 2006. This increase is attributable to increased market penetration of the EverFlex stent partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices decreased 7% to $5.4 million in the three months ended September 30, 2007 compared to $5.8 million in the same period of 2006, largely due to sales declines in older generation products partially offset by increased market penetration of the SpiderFX Embolic Protection Device. Net sales of our procedural support and other products increased 15% to $10 million in the three months ended September 30, 2007 compared to $8.9 million in the three months ended October 1, 2006, largely due to the increased market penetration of PTA balloon catheters in the United States, partially offset by declines in older generation products. We expect peripheral vascular net sales to increase during the remainder of 2007 as compared to third quarter of 2007 as a result of the recently completed merger with FoxHollow, new product introductions and continued market penetration of products released during the past two years.
Net sales of neurovascular products. Net sales of our neurovascular products increased 27% to $26.3 million in the three months ended September 30, 2007 compared to $20.7 million in the three months ended October 1, 2006, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 44% to $14.7 million in the three months ended September 30, 2007 compared to $10.2 million in the same period of 2006, primarily due to increased market penetration of our Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations and the launch of our new Axium coil, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 10% to $11.7 million in the three months ended September 30, 2007 compared to $10.5 million in the same period in 2006, largely as a result of volume increases across virtually all product lines. We expect our neurovascular net sales to increase during the remainder of 2007 as a result of market growth, continued market penetration of products released during the past two years and the introduction of new products.

Net sales by geography. Net sales in the United States increased 23% to $38.3 million in the three months ended September 30, 2007 compared to $31.1 million in the three months ended October 1, 2006. International net sales increased 29% to $26.7 million in the three months ended September 30, 2007 compared to $20.8 million in the three months ended October 1, 2006 and represented 41% and 40% of our total net sales during the three months ended September 30, 2007 and October 1, 2006, respectively. International growth was driven in part by an increase in market penetration within our historical international markets as well as continued expansion into several new or emerging markets in various Pacific Rim countries. Our international net sales in the three months ended September 30, 2007 includes a favorable currency impact of approximately $1.2 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.
Cost of goods sold. As a percentage of net sales, cost of goods sold increased to 35.5% of net sales in the three months ended September 30, 2007 compared to 34.0% of net sales in the three months ended October 1, 2006. This increase was primarily attributable to royalty payments required under the license agreement with Medtronic offset by our continued growth in sales volume, ongoing investments in in-house manufacturing capabilities and cost savings achieved related to our implementation and use of lean manufacturing initiatives. In our peripheral vascular segment, cost of goods sold as a percent of net sales decreased to 39.5% in the three months ended September 30, 2007 compared to 40.6% in the three months ended October 1, 2006 primarily attributable to on-going investments in in-house manufacturing capabilities and increased sales volume offset by royalty payments required under the license agreement with Medtronic. In our neurovascular segment, cost of goods sold as a percent of net sales increased to 29.6% in the three months ended September 30, 2007 compared to 24.2% in the three months ended October 1, 2006 primarily attributable to conversion costs associated with new product launches. We expect cost of goods sold as a percentage of net sales to decline slightly during the remainder of 2007 due to higher volume in our manufacturing facilities and efficiency improvements from manufacturing initiatives, offset in part by royalty payments required under the license agreement with Medtronic and anticipated conversion costs associated with new product launches occurring during 2007.
Sales, general and administrative expense. Sales, general and administrative expenses increased 28% to $45.4 million in the three months ended September 30, 2007 compared to $35.5 million in the three months ended October 1, 2006. The increase is a result of $4.6 million of expenses incurred in preparation for the FoxHollow integration, increases of $2.9 million in personnel costs due to increased headcount, an unfavorable impact of foreign currency of $1.1 million on international related operating expenses, and a $711,000 increase in non-cash stock-based compensation. Sales, general and administrative expenses as a percentage of net sales increased to 70% of net sales in the three months ended September 30, 2007 compared to 68% of net sales in the three months ended October 1, 2006. Excluding integration related expenses, sales, general and administrative expense as a percentage of net sales declined in the three months ended September 30, 2007 compared to the three months ended October 1, 2006. We expect sales, general and administrative expenses for the fourth quarter of 2007 to increase significantly compared to the third quarter of 2007 due to the recently completed merger with FoxHollow.
Research and development. Research and development expense increased 52% to $10.7 million in the three months ended September 30, 2007 compared to $7.0 million in the three months ended October 1, 2006. This increase was due to increased spending on research and development activities and clinical trials. We expect research and development expenses for the remaining quarter of 2007 to increase significantly over third quarter of 2007 as a result of our recently completed merger with FoxHollow and as we continue to invest in research and development initiatives and clinical trial activities to support regulatory approvals and provide expanded proof of the efficacy of our products.
Amortization of intangible assets. Amortization of intangible assets decreased 12% to $4.0 million in the three months ended September 30, 2007 compared to $4.5 million in the three months ended October 1, 2006 primarily due to certain intangible assets becoming fully amortized, substantially offset by the amortization of the recently acquired Invatec distribution rights intangible asset (see Note 10). We expect amortization of intangible assets for the remaining quarter of 2007 to increase significantly over third quarter of 2007 due to the recently completed merger with FoxHollow.
Special charges. Special charges of $20.2 million were recorded in third quarter 2007 as a result of recent agreements in principle to settle certain patent infringement and other litigation between ev3 and its subsidiaries, The Regents of the University of California and Boston Scientific Corporation. The $20.2 million special charge consists of amounts expected to be paid by ev3 to the parties and legal fees and expenses associated with the litigation (see Note 17).

Gain (loss) on sale of assets, net. There was no gain (loss) on the sale of assets in the three months ended September 30, 2007. Gain (loss) on sale of assets, net was a loss of $18,000 in the three months ended October 1, 2006 and resulted from the sale of miscellaneous fixed assets.
Interest income, net. Interest income, net was $417,000 in the three months ended September 30, 2007 compared to $258,000 in the three months ended October 1, 2006. This increase was due primarily to interest earned on higher average cash and short-term investment balances partially offset by increased levels of interest charges incurred on our outstanding borrowings under our equipment financing (see Note 14).
Other income, net. Other income, net was $1.6 million in the three months ended September 30, 2007 compared to $152,000 in the three months ended October 1, 2006. The other income, net in each of the three months ended September 30, 2007 and October 1, 2006 was primarily due to foreign exchange gains and losses.
Income tax expense. We incurred modest levels of income tax expense in each of the three months ended September 30, 2007 and October 1, 2006 related to certain European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the three months ended September 30, 2007 or October 1, 2006 due to our history of operating losses. We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007 (see Note 16).
Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended October 1, 2006
Net sales. Net sales increased 33% to $192.0 million in the nine months ended September 30, 2007 compared to $144.8 million in the nine months ended October 1, 2006, primarily as a result of continued improvements in sales force productivity and increased market penetration of products introduced during the past two years.
Net sales of peripheral vascular products. Net sales of peripheral vascular products increased 33% to $115.8 million in the nine months ended September 30, 2007 compared to $87.1 million in the nine months ended October 1, 2006. This sales growth was primarily the result of sales growth in our stent products and sales of our SpiderFX Embolic Protection Device. Net sales in our stent product line increased 43% to $65.1 million in the nine months ended September 30, 2007 compared to $45.6 million in the nine months ended October 1, 2006. This increase was attributable to increased market penetration of the EverFlex and Protégé RX Carotid Stent, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 30% to $20.0 million in the nine months ended September 30, 2007 compared to $15.4 million in the same period of 2006, largely due to increased market penetration of the SpiderFX Embolic Protection Device, partially offset by sales declines in older generation products. Net sales of our procedural support and other products increased 18% to $30.7 million in the nine months ended September 30, 2007 compared to $26.1 million in the nine months ended October 1, 2006, largely due to the increased market penetration of PTA balloon catheters in the United States.
Net sales of neurovascular products. Net sales of our neurovascular products increased 32% to $76.1 million in the nine months ended September 30, 2007 compared to $57.7 million in the nine months ended October 1, 2006, primarily due to increased market penetration of our Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products, and the launch of our new Axium coil, partially offset by sales declines in older generation products. Net sales of our embolic products increased 50% to $40.5 million in the nine months ended September 30, 2007 compared to $27.0 million in the same period of 2006, primarily due to increased market penetration of our Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, and the Nexus coil, and the launch of our new Axium coil, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 16% to $35.7 million in the nine months ended September 30, 2007 compared to $30.7 million in the same period in 2006, largely as a result of volume increases across virtually all product lines.
Net sales by geography. Net sales in the United States increased 31% to $113.0 million in the nine months ended September 30, 2007 compared to $86.6 million in the nine months ended October 1, 2006. International net sales increased 36% to $78.9 million in the nine months ended September 30, 2007 compared to $58.2 million in the nine months ended October 1, 2006 and represented 41% and 40% of our total net sales during the nine months ended September 30, 2007 and October 1, 2006, respectively. International growth was driven in part by an increase in market penetration within our historical international markets as well as continued expansion into several new or emerging markets in various Pacific Rim countries. Our international net sales in the nine months ended September 30, 2007 includes a favorable currency impact of approximately $3.7 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the nine months ended October 1, 2006.

Cost of goods sold. As a percentage of net sales, cost of goods sold decreased to 34.3% of net sales in the nine months ended September 30, 2007 compared to 36.2% of net sales in the nine months ended October 1, 2006. This decrease was primarily attributable to our continued growth in sales volume, ongoing investments in in-house manufacturing capabilities and cost savings achieved related to our implementation and use of lean manufacturing initiatives, partially offset by royalty payments required under the license agreement with Medtronic. In our peripheral vascular segment, cost of goods sold as a percent of net sales decreased to 40.0% in the nine months ended September 30, 2007 compared to 44.1% in the nine months ended October 1, 2006 primarily attributable to on-going investments in in-house manufacturing capabilities and increased sales volume. In our neurovascular segment, cost of goods sold as a percent of net sales increased to 25.7% in the nine months ended September 30, 2007 compared to 24.1% in the nine months ended October 1, 2006 primarily attributable to conversion costs associated with new product launches.
Sales, general and administrative expense. Sales, general and administrative expenses increased 15% to $125.4 million in the nine months ended September 30, 2007 compared to $109.2 million in the nine months ended October 1, 2006. The increase was primarily the result of increases in personnel costs of $5.0 million due to increased headcount, $4.6 million of expenses incurred related to the FoxHollow integration, an unfavorable impact of foreign currency of $3.5 million on international related operating expenses, an increase of $2.5 million for general legal and litigation expenses related primarily to trial preparation costs for the Neuro coil litigation, $1.8 million higher non-cash stock-based compensation resulting from Employee Stock Purchase Plan and 2007 stock awards, partially offset by acquisition related expenses that occurred in nine months ended October 1, 2006 that did not recur in the nine months ended September 30, 2007. Although sales, general and administrative expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 65% of net sales in the nine months ended September 30, 2007 compared to 75% of net sales in the nine months ended October 1, 2006.
Research and development. Research and development expense increased 48% to $29.5 million in the nine months ended September 30, 2007 compared to $19.9 million in the nine months ended October 1, 2006. This increase was due to increased spending on research and development activities and clinical trials.
Amortization of intangible assets. Amortization of intangible assets decreased 8% to $11.9 million in the nine months ended September 30, 2007 compared to $13.0 million in the nine months ended October 1, 2006 primarily due to certain intangible assets becoming fully amortized, substantially offset by the amortization of the recently acquired Invatec distribution rights intangible asset (see Note 10).
Special charges. Special charges of $20.2 million were recorded in third quarter 2007 as a result of recent agreements in principle to settle certain patent infringement and other litigation between ev3 and its subsidiaries, The Regents of the University of California and Boston Scientific Corporation. The $20.2 million special charge consists of amounts expected to be paid by ev3 to the parties and legal fees and expenses associated with the litigation (see Note 17).
Gain (loss) on sale of assets, net. Gain (loss) on sale of assets, net was a gain of $988,000 in the nine months ended September 30, 2007 and resulted primarily from the sale of certain intellectual property to Atritech Inc., partially offset by losses on other asset disposals (see Note 13). Gain (loss) on sale of assets, net was a loss of $142,000 in the nine months ended October 1, 2006 and resulted from the sale of miscellaneous fixed assets.
Interest income, net. Interest income, net was $823,000 in the nine months ended September 30, 2007 compared to $1.5 million in the nine months ended October 1, 2006. This decrease was due primarily to increased levels of interest charges incurred on our outstanding borrowings under our equipment financing (see Note 14).
Other income, net. Other income, net was $2.1 million in the nine months ended September 30, 2007 compared to $1.5 million in the nine months ended October 1, 2006. The other income, net in the nine months ended September 30, 2007 was primarily due to foreign exchange gains and losses.
Income tax expense. We incurred modest levels of income tax expense in each of the nine months ended September 30, 2007 and October 1, 2006 related to certain European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the nine month periods ended September 30, 2007 or October 1, 2006 due to our history of operating losses. We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007(see Note 16).

Liquidity and Capital Resources

	September 30,	December 31,
Balance Sheet Data	2007	2006
	(in thousands)
Cash and cash equivalents	$49,336	$24,053
Short-term investments	7,800	14,700
Total current assets	170,943	135,845
Total assets	386,067	352,826
Total current liabilities	73,993	41,767
Total liabilities	82,203	47,592
Total stockholders’ equity	303,864	305,234
Financing history. We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $128.7 million, have resulted in an accumulated deficit of $673.2 million as of September 30, 2007. We completed an initial public offering of our common stock in mid-2005 in which we sold 11,970,800 shares of our common stock at $14.00 per share, resulting in net proceeds to us of approximately $154.9 million, after deducting underwriting discounts and commissions and offering expenses. We used $36.5 million of these net proceeds to repay a portion of the accrued and unpaid interest on certain demand notes held by Warburg Pincus and The Vertical Group, L.P. and certain of its affiliates (“Vertical”) and the remaining funds for general corporate purposes. In April 2007, we completed a secondary public offering of our common stock in which we sold 2,500,000 shares of our common stock at $19.00 per share, resulting in net proceeds to us of approximately $44.5 million. We have used and expect to continue to use these funds for general corporate purposes. On October 4, 2007, we completed our merger with FoxHollow. At the time of the merger, FoxHollow had approximately $165 million in cash and short-term investments, of which, approximately $81.8 million was used to pay FoxHollow stockholders the cash consideration portion of the merger proceeds (see Note 20 to our consolidated financial statements included elsewhere in this report).
Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund current operations totaled approximately $57.1 million at September 30, 2007. We expect to continue to use cash to fund our operations for the remainder of 2007.
Credit facility. In June 2006, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc., which we refer to as the “borrowers”, entered into a Loan and Security Agreement, which we refer to as the loan agreement, with Silicon Valley Bank, or SVB, consisting of a two-year $30.0 million revolving line of credit and a 48-month $7.5 million equipment financing line. Pursuant to the terms of the loan agreement and subject to specified reserves, we may borrow under the revolving line of credit up to $12 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $7.5 million. Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Amounts outstanding under the equipment financing as of December 31, 2006 are payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007. In March 2007, we entered into an amendment to our existing Loan Agreement with SVB. The amendment added an additional $5 million of equipment financing, increasing the total available equipment financing to $12.5 million. The additional $5 million of equipment financing has a four-year maturity and bears interest at a variable rate equal to SVB’s prime rate plus 1.0%. The additional borrowing under the amendment to the equipment financing is payable in 42 consecutive equal monthly installments of principal, beginning on September 30, 2007. As of September 30, 2007, we had $10.9 million in outstanding borrowings under the equipment financing, as amended, and no outstanding borrowings under the revolving line of credit; however, we had approximately $2.1 million of outstanding letters of credit issued by SVB, which reduces the amount available under our revolving line of credit to approximately $27.9 million. On October 4, 2007, we entered into a second amendment to the Loan Agreement with SVB, which provided that our subsidiary FoxHollow Technologies, Inc., will become an additional borrower under the Loan Agreement.
Both the revolving line of credit and equipment financing are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries. The loan agreement requires the borrowers to maintain a specified liquidity ratio. The loan agreement imposes certain limitations on the borrowers, their subsidiaries and ev3 Inc., including without limitation, on their ability to: (i) transfer all or any part of their business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens with respect to any of their properties; (vi) pay dividends or make any other distribution on or purchase of, any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations. The loan agreement requires us to maintain on deposit or invested with SVB or its affiliates the lesser of $15.0 million or 50% of our aggregate cash and cash equivalents. The borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line.
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
Operating activities. Cash used in operations during the nine months ended September 30, 2007 was $20.3 million compared to $40.7 million during the nine months ended October 1, 2006, reflecting primarily our net loss and increased working capital requirements during the periods. During the nine months ended September 30, 2007, our net loss included approximately $24.7 million of non-cash charges for depreciation and amortization and non-cash stock-based compensation expense as compared with $24.4 million in the nine months of 2006. The increase in accrued expenses and other liabilities is due to the $20.2 million special charges recorded as a result of recent agreements in principle to settle certain patent infringement and other litigation in the third quarter 2007 as discussed in Note 17. During the first nine months of 2006, we incurred $1.8 million of acquired in-process research and development expense that did not recur in the first nine months ended September 30, 2007. We expect that our operations will continue to use cash during the remainder of 2007.
Investing activities. Cash used in investing activities was $8.1 million and $17.5 million during the nine months ended September 30, 2007 and October 1, 2006, respectively. During the nine months ended September 30, 2007, we purchased $6.5 million of property and equipment and $6.5 million of distribution rights related our agreement with Invatec. We also received $6.9 million in proceeds from the sale of short-term investments. During the nine months ended October 1, 2006, we purchased $6.8 million of short-term investments and $10.2 million of property and equipment. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment and to incur approximately an additional $10 million in capital expenditures during the balance of 2007.
Financing activities. Cash provided by financing activities was $53.5 million during the nine months ended September 30, 2007, generated primarily from proceeds from our secondary public offering, stock option exercises and borrowings under our amended equipment term loan with Silicon Valley Bank. During the nine months ended October 1, 2006, cash provided by financing activities was $14.8 million and was generated primarily from proceeds from stock option exercises and proceeds from our equipment term loan with Silicon Valley Bank.
Contractual cash obligations. Our contractual cash obligations as of April 1, 2007 are set forth in our quarterly report on Form 10-Q for the quarter ended April 1, 2007. As of September 30, 2007, there were no material changes in our contractual cash obligations and commercial commitments since April 1, 2007, except for approximately $22.2 million expected to be paid in the fourth quarter of 2007 related to the agreements in principle to settle certain patent infringement and other litigation between ev3 and its subsidiaries, The Regents of the University of California and Boston Scientific Corporation and approximately $81.8 million expected to be paid in the fourth quarter to FoxHollow stockholders in connection with the merger. The $81.8 million was funded primarily with cash and cash equivalents held by FoxHollow at the time of the merger.
Other liquidity information. On October 4, 2007, at the time of the merger, FoxHollow had approximately $165 million in cash and short-term investments, of which a portion was used to pay FoxHollow stockholders the cash consideration portion of the merger proceeds. In the aggregate, we issued approximately 43.1 million shares of our common stock and paid approximately $81.8 million in cash to FoxHollow stockholders. We refer you to the information under the heading “—Recent Development” above.

The acquisition agreements relating to our purchase of Dendron GmbH and Appriva Medical, Inc. require us to make additional payments to the sellers of these businesses if certain milestones related to regulatory steps in the product commercialization process are achieved. The potential milestone payments total $15.0 million and $175.0 million with respect to the Dendron and Appriva acquisitions, respectively, during the period of 2003 to 2009. Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron, we may be required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid during the second quarter 2005. We may be required to make a final payment of $7.5 million, which is contingent upon Dendron products achieving annual revenues of $25 million in any year during the period between 2003 and 2008. Any such final payment would be due in the year following the year of target achievement. With respect to the Appriva agreement, we have determined that the first milestone was not achieved by the January 1, 2005 milestone date and that the first milestone is not payable. In September 2005, we announced that we had decided to discontinue the development and commercialization of the technology we acquired in the Appriva transaction. We are currently involved in litigation regarding this agreement as described in more detail in Note 17 to our consolidated financial statements included elsewhere in this report.
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
Our future liquidity and capital requirements will be influenced by numerous factors, including extent and duration of future operating losses, the level and timing of future sales and expenditures, our ability to realize anticipated revenue and cost savings synergies as a result of our merger with FoxHollow or delay in realization of such synergies, our ability to integrate successfully FoxHollow’s operations into our existing operations or any delay, costs or difficulties in so doing, operating costs and business disruption following the FoxHollow merger, including any adverse effects on employee retention and on our business relationships with third parties, including physicians, providers and distributors, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of intellectual property and other litigation.
In October 2007, we reached agreements in principle to settle certain patent infringement and other litigation with The Regents of the University of California and Boston Scientific Corporation. The settlements remain subject to negotiation of final written agreements among the parties and the settlement terms with the University of California remain subject to final approval by The Regents of the University of California. Under the terms of the agreements in principle, all claims by all parties will be dismissed, ev3 will continue to be able to sell all involved product lines with no future royalty obligation, and ev3 will make a one-time payment of approximately $11.7 million to the University of California and a one-time payment of approximately $3.7 million to Boston Scientific in the fourth quarter of 2007. In addition, ev3 also expects to pay up to approximately $6.9 million of legal fees and expenses associated with the litigation.
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

Credit Risk. At September 30, 2007, our accounts receivable balance was $58.5 million, compared to $45.1 million at December 31, 2006. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of September 30, 2007, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce cash flow from operations. Subsequent to our initial public offering in June 2005, we have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.
Related Party Transactions
We refer you to the information contained in Note 19 to our consolidated financial statements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our annual report on Form 10-K for the year ended December 31, 2006, except as follows:
Accounting for Income Taxes
On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109. FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The provisions of FIN 48 are applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. Upon adoption of FIN 48, we recorded a $716,000 liability for uncertain tax positions as an adjustment to the 2007 opening balance of retained earnings.
As of the date of adoption, the total amount of unrecognized tax benefits was $4.7 million, of which approximately $872,000 would affect our effective income tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as income tax expense. As of January 1, 2007, accrued interest and penalties related to uncertain tax positions totaled approximately $216,000 and did not materially change during the nine months ended September 30, 2007.
Management believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease between $172,000 and $543,000 due to the closure of the tax examinations in foreign jurisdictions within the next 12 months.
We or one of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and in various U.S. State and foreign jurisdictions. With few exceptions, we are subject to U.S. Federal or state and local income tax examinations by tax authorities for years after 1995, and for years after 2002 in foreign jurisdictions.
Seasonality and Quarterly Fluctuations
Our business is seasonal in nature. Historically, demand for our products has been the highest in our fourth fiscal quarter. We traditionally experience lower sales volumes in our third fiscal quarter than throughout the rest of the year as a result of the European holiday schedule during the summer months.
We have experienced and expect to continue to experience meaningful variability in our net sales and gross profit among quarters as a result of a number of factors, including, among other things, the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; changes in average selling prices; the number and mix of products sold in the quarter; the availability and cost of components and materials; and costs, benefits and timing of new product introductions.

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
Recent Accounting Pronouncements
On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. As a result of the implementation of this standard, we recorded a charge of $716,000 against beginning retained earnings.
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
In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 7-03”) that provides guidance for upfront payments related to goods and services of research and development costs. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We do not believe that the implementation of EITF 07-3 will have a material impact on our results of operations and financial condition.
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
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	Risks associated with our merger with FoxHollow Technologies, Inc., as described in more detail under the heading “Part II — Item 1A. Risk Factors” contained elsewhere in this report.

•	History of operating losses and negative cash flow;

•	Lack of market acceptance of new products;

•	Delays in product introduction;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Failure to obtain additional capital when needed or on acceptable terms;

•	Disruption in our ability to manufacture our products or the ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Failure to retain senior management or replace lost senior management;

•	Employee slowdowns, strikes or similar actions;

•	Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•	Failure to integrate effectively newly acquired operations, including most recently FoxHollow’s operations;

•	Incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Failure to comply with applicable laws and regulations and to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all;

•	Adverse changes in applicable laws or regulations;

•	Exposure to product liability claims;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Fluctuations in quarterly operating results as a result of seasonality and other items, such as the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; changes in average selling prices; the number and mix of products sold in the quarter; the availability and cost of components and materials; and costs, benefits and timing of new product introductions;

•	Obligation to make significant milestone payments not currently reflected in our financial statements;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain foreign countries, including our reliance on Medtronic for sales of our products in Japan;

•	Loss of customers;

•	Disruption in the supply of products of Invatec S.r.l. that we distribute or our relationship with Invatec;

•	Dependence upon a few of our products to generate a large portion of our net sales and exposure if drug-eluting stents become a dominant therapy in the peripheral vascular stent market and we are not able to develop or acquire a drug-eluting stent to market and sell;

•	Failure to develop innovative and successful new products and technologies;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Inability to meet performance enhancement objectives, including efficiency and cost reduction strategies;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Absence of expected returns from the amount of intangible assets we have recorded;

•	Changes in generally accepted accounting principles;

•	Conditions and changes in medical device industry or in general economic and business conditions;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see information under the heading “Part II — Item 1A. Risk Factors” contained elsewhere in this report.
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

Interest Rate Risk
Borrowings under our revolving line of credit bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment financing bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of September 30, 2007, we had no borrowings under our revolving line of credit and had $10.9 million in borrowings under the equipment financing. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $95,000 on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 27% and 28% of our net sales were denominated in foreign currencies in the three and nine months ended September 30, 2007, respectively. We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.
Approximately 77% and 76% of our net sales denominated in foreign currencies in the three and nine months ended September 30, 2007, respectively, were derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen. Our principal exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded foreign currency transaction gains of $1.6 million and $2.1 million in the three and nine months ended September 30, 2007, respectively, compared to foreign currency transaction gains of $152,000 and $1.5 million in the three and nine months ended October 1, 2006, related to the translation of our foreign denominated net receivables into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings in Note 17 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described below, which could materially adversely affect our business, financial condition or operating results.
Risks Relating to Recently Completed Merger with FoxHollow
We may be unable to integrate successfully FoxHollow’s operations into ours or to realize the anticipated cost savings, revenues and other potential benefits of our merger with FoxHollow in a timely manner or at all. As a result, our business, operating results and stock price may be adversely affected.
The success of our merger with FoxHollow will depend, in part, on our ability to achieve the anticipated cost savings, revenues and other potential benefits of the merger. Our success in realizing these anticipated potential benefits of the merger, however, depends in part upon whether we are able to integrate the two businesses in an efficient and effective manner. The integration of two independent companies is a complex, costly and time-consuming process. Although we have already completed the combination of our and FoxHollow’s U.S. peripheral vascular sales forces and integrated other sales-related functions, yielding approximately $35 million in annual cost savings synergies, our sales related integration activities may not prove to be successful. In addition, we may not be able to accomplish other aspects of the integration process smoothly or successfully. The difficulties of combining FoxHollow’s operations with ours include, among other factors:
•	executing on the strategic vision we communicated to the market regarding the merger;

•	coordinating and consolidating geographically separated organizations, systems and facilities;

•	coordinating sales and marketing efforts to effectively communicate our capabilities and effectively cross-sell our products;

•	expanding the sale of FoxHollow’s products into our international operations and distribution network;

•	combining our and FoxHollow’s sales force territories and competencies associated with the sale of our products;

•	maintaining key employees and employee morale;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	coordinating research and development activities to accelerate introduction of new products and technologies with reduced costs;

•	preserving our customer, distribution, reseller, manufacturing, supplier, marketing and other important relationships and resolving any potential conflicts;

•	integrating numerous operating systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance;

•	reconciling inconsistent standards, controls, procedures and policies; and

•	creating a consolidated internal control over financial reporting structure to enable us and our independent public registered accounting firm to report on the effectiveness of our internal control over financial reporting.

Although we currently estimate transaction and integration-related cash outflows relating to the merger to be approximately $73 million, this estimate may prove to be inaccurate. In addition, the integration of FoxHollow’s operations with ours may result in additional and unforeseen expenses, loss of key employees, diversion of our management and the disruption or interruption of, or the loss of momentum in, our ongoing business. Our inability to integrate successfully FoxHollow’s operations with ours, to do so within a longer time frame than expected or any failure to achieve the full extent of, or any of, the anticipated operating and cost synergies or long-term strategic benefits of the merger could have an adverse effect on our business, operating results and stock price.
Charges resulting from the application of the purchase method of accounting relating to our merger with FoxHollow may adversely affect the market value of our common stock following the merger.
In accordance with U.S. GAAP, we are considered the acquirer of FoxHollow for accounting purposes. We will account for the merger using the purchase method of accounting, which will result in charges to our earnings, if any, that could adversely affect the market value of our common stock. Under the purchase method of accounting, we will allocate the total purchase price to the assets acquired and liabilities assumed from FoxHollow based on their fair values as of October 4, 2007, the date of the completion of the merger, and record any excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill becomes impaired, we may be required to incur material charges relating to the impairment of that asset. These amortization and potential impairment charges could have a material impact on our results of operations.
We have incurred and expect to continue to incur significant transaction and integration-related costs in connection with our merger with FoxHollow and the integration of FoxHollow’s operations into ours.
We have incurred and expect to continue to incur a number of non-recurring costs associated with our merger with FoxHollow and integrating FoxHollow’s operations with ours. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, employment-related costs and facilities and systems consolidation costs. Although we currently estimate transaction and integration-related cash outflows relating to the merger to be approximately $73 million, this estimate may prove to be inaccurate and additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses should allow us to offset incremental transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Risks Relating to Our Business
Any loss of revenue from our relationship with Merck & Co., Inc. could have a significant adverse affect on our operating results and the price of our common stock might decline as a result of either the adverse impact on our revenues or the loss of investor confidence due to the termination of the amended collaboration agreement with Merck.
Whether Merck & Co., Inc. will continue to provide revenue to us in the future will depend upon the level of support and the commitment made by us to fulfill the terms of the amended and restated collaboration and license agreement dated September 26, 2006, which we refer to as the amended collaboration agreement. In the event that we do not provide funds, employees and other resources to support the clinical programs necessary to support the work conducted under the amended collaboration agreement, Merck may claim that such agreement has been breached and attempt to terminate it. In addition, the Merck revenue depends to a large extent upon the continued role of John B. Simpson, Ph.D., M.D. with us. If Dr. Simpson ceases to be a director of our company for any reason other than his death or disability before 2010, Merck has the right to terminate the amended collaboration agreement. If Dr. Simpson decides to leave our board of directors prior to 2010, Merck may choose to exercise its termination right and stop making payments under the amended collaboration agreement. Any loss of Merck revenue could have a significant adverse affect on our operating results and the price of our common stock might decline as a result of either the adverse impact on our revenues or the loss of investor confidence due to the termination of the amended collaboration agreement.

In order to be successful, we must retain and motivate key employees. Any failure to do so could adversely affect our business and operating results.
Our future success depends, in large part, upon our ability to retain and motivate our key employees, including in particular James M. Corbett, our chairman of the board, president and chief executive officer, John B. Simpson, Ph.D., M.D., our vice chairman of the board and chief scientist, and key managerial, research and development, and sales and marketing personnel. Mr. Corbett’s and Dr. Simpson’s continuation with us is integral to our future success, based on their significant expertise and knowledge of our business and products. Although we have key person insurance with respect to Mr. Corbett, any loss or interruption of the services of Mr. Corbett or Dr. Simpson could reduce our ability to effectively manage our operations and implement our strategy. Key employees may depart because of difficulties with change and integration or a desire not to remain with our company. Competition for qualified personnel can be intense. Any loss or interruption of the services of our key personnel or any employee slowdowns, strikes or similar actions could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. We also must continue to keep our employees focused on our strategies and goals, which may be difficult due to integration efforts.
We have incurred losses to date and no assurance can be provided that we will achieve profitability.
We had a net loss of approximately $52.4 million for the fiscal year ended December 31, 2006 and a net loss of approximately $57.9 million for the nine months ended September 30, 2007. Although we expect to be profitable in the future, no assurance can be provided that we will achieve profitability in the foreseeable future, or ever. Our short commercialization experience makes it difficult to predict our future performance and our failure to accurately predict future performance may lead to volatility in the price of our common stock. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, our ability to integrate FoxHollow’s operations with ours and to do so in a timely basis and in so doing, to increase revenues and decrease costs, market acceptance of our products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the future course of intellectual property and other litigation. If we do not achieve profitability within expected time frames, our business and stock price will be negatively impacted.
We may require additional capital in the future, which may not be available or may be available only on unfavorable terms. Any equity financings may be dilutive to our stockholders.
We believe that our proposed operating plan can be accomplished without additional financing based on current and projected revenues and expenses, working capital and current and anticipated financing arrangements. However, there can be no assurance that our anticipated revenue or expense projections will be realized. Furthermore, there may be delays in obtaining necessary governmental approvals of products or introducing products to market or other events that may cause our actual cash requirements to exceed those for which we have budgeted. Our capital requirements will depend on many factors, including the amount and timing of our continued losses and our ability to reach profitability, integration costs, expenditures on intellectual property and technologies, the number of clinical trials which we will conduct, new product development and acquisitions. To the extent that our then existing capital, including amounts available under our revolving line of credit, is insufficient to cover any losses and meet these requirements, we will need to raise additional funds through financings or borrowings or curtail our growth and reduce our assets. From time to time, we may also sell certain technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings as well as in any future acquisitions may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of continued losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.
Our business strategy relies on assumptions about the market for our products, which, if incorrect, would adversely affect our business and operating results.
We are focused on the market for endovascular devices used to treat vascular diseases and disorders. We believe that the aging of the general population and increasingly inactive lifestyles will continue and that these trends will increase the need for our products. However, the projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize or if drug therapies gain more widespread acceptance as a viable alternative treatment, which in each case, would adversely affect our business and operating results.

Some of our products are emerging technologies or have only recently been introduced into the market. If physicians do not recommend and endorse them or if our working relationships with physicians deteriorate, our products may not be accepted in the marketplace, which would adversely affect our business and operating results.
In order for us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to products of our competitors, and on training physicians in the proper application of our products. We need to invest in significant training and education of our physician customers to achieve market acceptance of our products with no assurance of success. For example, the future success of our SilverHawk and Rinspirator products is dependent upon us educating physicians, and in particular interventional cardiologists, vascular surgeons, as well as general practitioners and other physicians, about screening for peripheral artery disease, or PAD, or about referral opportunities. If we are not successful in obtaining the recommendations or endorsements of physicians for our products, if customers prefer our competitors’ products or if our products otherwise do not gain market acceptance, our business could be adversely affected.
In addition, if we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed consistent with the needs and expectations of professionals who use and support our products. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. If we are unable to maintain these strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could adversely affect the acceptance of our products in the marketplace and our operating results.
Growth in the demand for our SilverHawk product in the United States has slowed and any failure by us to generate additional demand may negatively affect our operating results. In addition, there exists limited long-term data regarding the safety and efficacy of the SilverHawk. Future long-term data may not be positive or consistent with data currently available, which would adversely affect SilverHawk’s market acceptance and could adversely affect our business.
We expect sales of the SilverHawk to represent a significant portion of our future net revenue. Our success depends in part on the continued commercial success of the SilverHawk. However, growth in the demand for the SilverHawk in the United States has slowed and any failure by us to generate additional demand may negatively affect our operating results. Continued market acceptance of the SilverHawk may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the SilverHawk compared against alternative procedures, such as angioplasty, stenting or bypass grafting. Although our FoxHollow subsidiary recently initiated enrollment for PROOF, a study comparing treatment with the SilverHawk to bypass grafting, it will be more than a year before initial data is available from that study and several years until the study is concluded and final data is available.
Important factors upon which the efficacy of the SilverHawk will be measured are long-term data on the rate of restenosis, or plaque regrowth following the procedure, and the corresponding duration of patency, or openness of the artery. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the SilverHawk procedure. Because the SilverHawk is a relatively new treatment of PAD, to date there have been a limited number of single-center, clinical experiences with limited patient populations that have measured short and mid-term restenosis and patency rates up to one year following treatment. We intend to conduct studies designed to measure restenosis rates or patency rates after treatment with the SilverHawk and compare outcomes in a randomized manner to alternative procedures. These studies may be expensive and time consuming and the results may not prove favorable for the SilverHawk device. The results of limited long-term data and of short-term clinical experience of the SilverHawk do not necessarily predict long-term clinical benefit. Restenosis rates usually increase over time, and typically two-year restenosis rates are substantially higher than one-year results. Physicians may compare the rates of long-term restenosis and reintervention for the SilverHawk procedure against alternative procedures, such as angioplasty, stenting and bypass grafting. If long-term rates of restenosis and reintervention do not meet physicians’ expectations, the SilverHawk may not become widely adopted and physicians may recommend alternative treatments for their patients. Other significant factors that physicians will consider include acute safety data on complications that occur during the SilverHawk procedure. If the results obtained from any future clinical studies or clinical or commercial experience indicate that the SilverHawk is not as safe or effective as other treatment options or as prior short-term or long-term data would suggest, adoption of the product may suffer and our business may be harmed. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with the SilverHawk may vary and may not be as favorable.

Other factors that may adversely affect the market acceptance of the SilverHawk include the time required to perform the procedure and the lack of on-board visualization capability. If we are unable to incorporate certain design improvements to the SilverHawk, we may be unable to generate new customers or retain our existing customers. Failure of the SilverHawk to significantly penetrate current or new markets could negatively impact our business and operating results.
Our family of self-expanding stents generate a significant portion of our net revenue. Accordingly, if sales of these products were to decline, our operating results and business prospects would be adversely affected.
Our self-expanding stents generate a significant portion of our net revenue. While the percentage of net revenue for our self-expanding stents will decrease in future periods as a result of our merger with FoxHollow, nonetheless, a decline in net revenue from our self-expanding stents and products often sold together with such stents, as a result of regulatory, intellectual property or any other reason, would negatively impact our operating results and could also negatively impact our product development activities and therefore business prospects.
Our future success depends in part on the introduction of new products. Accordingly, any failure to develop and market new products in a timely fashion that are accepted by the marketplace could adversely affect our business and operating results.
We are continually engaged in product development and improvement programs. One of the potential benefits of our merger with FoxHollow is that we may have improved cash flow, which should create added resources to fund ongoing, focused research and development programs, future technology innovations and clinical studies to drive the introduction of new products. The introduction of new products represents a significant component of our growth strategy. However, the endovascular device market is highly competitive and designs change often to adjust to patent constraints and to changing market preferences. Therefore, product life cycles are relatively short. If we do not introduce new products and technologies, or if such new products and technologies are not accepted by the physicians who use them or the payors who reimburse the costs of the procedures performed with them, or if there are any delays in the introduction of new products, we may not be successful and our business and operating results would suffer.
We plan to introduce additional products during the remainder of 2007 and in 2008 which we expect to result in additional net revenue. We may experience delays in any phase of a product launch, including during research and development, clinical trials, regulatory approvals, manufacturing, marketing and the education process. Many of our clinical trials have durations of several years and it is possible that competing therapies, such as drug therapies, may be introduced while our products are still undergoing clinical trials. In addition, the suppliers of products that we do not manufacture can suffer delays, which could cause delays in our product introductions. New products and technologies introduced by competitors may reach the market earlier, may be more effective or less expensive than our products or render our products obsolete, all of which would harm our business and operating results.
A number of our proposed products are in the early stages of development and some are in clinical trials. If the development of these products is not successfully completed or if these trials are unsuccessful, or if the U.S. Food and Drug Administration, or FDA, or other regulatory agencies require additional trials to be conducted, these products may not be commercialized and our business prospects may suffer.
Several of our products are in the early stages of development. Some only recently emerged from clinical trials and others have not yet reached the clinical trial stage. Our ability to market our products in the United States and abroad depends upon our ability to demonstrate the safety, and in the case of the United States, efficacy, of our products with clinical data to support our requests for regulatory approval. Our products may not be found to be safe and, where required, effective in clinical trials and may not ultimately be approved for marketing by U.S. or foreign regulatory authorities. Our failure to develop safe and effective products that are approved for sale on a timely basis would have a negative impact on our net revenue.
Our current trials include the CREATE Carotid Pivotal Trial (U.S.) and DURABILITY (Europe) Trial. There is no assurance that we will be successful in achieving the endpoints in these trials or, if we do, that the FDA or other regulatory agencies will approve the devices for sale without the need for additional clinical trial data to demonstrate safety and efficacy. Some of the products for which we are currently conducting trials are already approved for sale outside of the United States. As a result, while our trials are ongoing, unfavorable data may arise in connection with usage of our products outside the United States which could adversely impact the approval of such products in the United States. Conversely, unfavorable data from clinical trials in the United States may adversely impact sales of our products outside of the United States.

We continually evaluate the potential financial benefits and costs of clinical trials and the products being evaluated in them. If we determine that the costs associated with obtaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical trial and/or the development of a product.
Our future success depends in part on our ability to sell SilverHawk internationally. There are risks inherent in operating internationally and selling and shipping products and purchasing components internationally, which may adversely impact our net revenue, operating results and financial condition.
One of the strategic rationales for our merger with FoxHollow was to leverage our strong international presence to increase sales of SilverHawk and other products. We expect to continue to derive a significant portion of our net revenue from operations in international markets. Our international distribution system consisted of eight direct sales offices and approximately 45 stocking distribution partners as of September 30, 2007. In addition, we purchase some components and products from international suppliers.
The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and expose us to penalties for non-compliance. In 2005, we reviewed our trade control practices as part of our ongoing commitment to further enhance our compliance policies and procedures. As part of this review, we identified instances in which we may have incorrectly reported information about certain shipments imported into the United States and Europe. We disclosed these potential reporting errors to customs regulators in the countries of importation in the United States and Europe, and while we believe we owe no monies to any government as a result of these potential reporting errors other than processing fees of an immaterial amount or value added taxes otherwise due, we may incur penalties, additional fees, value added taxes, interest and duty payments if the customs regulators disagree with our assessment. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, laws restricting business with suspected terrorists and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic and/or social instability. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom the company does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	economic instability;

•	a shortage of high-quality sales people and distributors;

•	loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on combined company;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	significantly longer payment cycles;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in enforcing or defending intellectual property rights; and

•	exposure to different legal and political standards due to conducting business in over 50 countries.
No assurance can be given that one or more of the factors will not harm our business. Any material decrease in our international sales would adversely impact our net revenue, operating results and financial condition. Our international sales are predominately in Europe. In Europe, health care regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries.
Fluctuations in foreign currency exchange rates could result in declines in our reported net revenue and earnings.
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. For the year ended December 31, 2006 and the nine months ended September 30, 2007, approximately 29% and 28%, respectively, of our net revenue were denominated in foreign currencies. We expect that foreign currencies will continue to represent a significant percentage of our net revenue in the future. For the year ended December 31, 2006 and the nine months ended September 30, 2007, approximately 71% and 76%, respectively, of our net revenue were denominated in foreign currencies derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which is denominated in foreign currencies, principally the Euro and the Yen. Our principal exchange rate risks exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Our international net revenue was favorably affected by the impact of foreign currency fluctuations totaling approximately $443 thousand and $3.7 million for the year ended December 31, 2006 and the nine months ended September 30, 2007. No assurance can be given that we will benefit from the impact of foreign currency fluctuations in the future and foreign currency fluctuations in the future may adversely affect our net revenue and earnings. We presently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. If we engage in hedging activities in the future, such activities will involve risk and may not limit our underlying exposure from currency fluctuations or minimize our net revenue and earnings volatility associated with foreign currency exchange rate changes.
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
We are aware of patents held by Abbott Laboratories that may be asserted against our FoxHollow subsidiary in litigation that could be costly and limit our ability to sell the SilverHawk or other products. One of FoxHollow’s founders, John B. Simpson, Ph.D., M.D. founded a company prior to founding FoxHollow that developed an atherectomy device that is currently sold by Abbott, and he is a listed inventor on several patents covering that device. Abbott’s device is currently marketed and sold for use in coronary arteries. Although we are not currently aware of any claims Abbott has made or intends to make against FoxHollow, because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against FoxHollow by Abbott, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Abbott has significantly greater financial resources than us to pursue patent litigation and could assert these patent families against us at any time. Any adverse determinations in such litigation could prevent us from manufacturing or selling the SilverHawk or other products, which would have a significant adverse impact on our business.
Prior to launching major new products in key markets, we have normally evaluated and we intend to normally evaluate existing intellectual property rights. However, competitors may also have filed for patent protection which would not be a matter of public knowledge or claim trademark rights that have not been revealed through availability searches. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could:
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
We are currently involved in intellectual property litigation, which has been costly for us to defend and the resolution of which could have a material adverse effect on our business, financial condition and operating results.
We are a party to a patent infringement lawsuit with Boston Scientific pursuant to which Boston Scientific claims, among other things, that some of our products, including our SpideRX Embolic Protection Device, infringes certain of Boston Scientific’s patents and our misappropriation of trade secrets. We are also a party to several legal patent infringement actions in the United States and Europe related to our Sapphire coils. Although we have recently entered into agreements in principle with the parties to these matters to settle them, such matters will not be finally resolved until we have entered into final and binding written settlement agreements with the parties. We cannot assure you that we will be able to enter into such written agreements. These litigation matters have been very costly to defend and if we are not able to enter into written settlement agreements with the parties, we will be forced to continue to defend the litigation, which will continue to adversely affect our operating results and the resolution of which could adversely affect our business, financial condition and operating results.
If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors, which would harm our business.
Our future success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Litigation may also be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own. Intellectual property litigation is costly and may adversely affect our operating results. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we will be able to meaningfully protect all of our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology, in part with confidentiality agreements and intellectual property assignment agreements with our employees, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered trademarks with respect to the brand names of some of our products. We also rely on common law trademark protection for some brand names, which are not protected to the same extent as our rights in the use of our registered trademarks.
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
We also hold licenses from third parties that are necessary to use certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business and operating results.
We manufacture our products at single locations. Any disruption in these manufacturing facilities, any patent infringement claims with respect to our manufacturing process or otherwise any inability to manufacture a sufficient number of our products to meet demand could adversely affect our business and operating results.
We rely on our manufacturing facilities in Plymouth, Minnesota and in Irvine and Redwood City, California. We are in the process of consolidating the production of our Rinspirator product into our Redwood City manufacturing facility. Equipment qualification, process development and process validations are complete and we are awaiting the necessary regulatory approval to resume production in Redwood City. During this transition, we may experience difficulties that could impact our ability to meet the demand for the Rinspirator products, which could adversely affect our operating results.
Any damage or destruction to our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. In the case of a device with a premarket approval application, we might in such event be required to obtain prior FDA or notified body approval of an alternate manufacturing facility, which could delay or prevent our marketing of the affected product until such approval is obtained. Although we believe that we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. It is also possible that one of our competitors could claim that our manufacturing process violates an existing patent. If we were unsuccessful in defending such a claim, we might be forced to stop production at one of our manufacturing facilities in the United States and to seek alternative facilities. Even if we were able to identify such alternative facilities, we might incur additional costs and experience a disruption in the supply of our products until those facilities are available. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore would adversely affect our net revenue and operating results.
We have limited experience in manufacturing our products in commercial quantities and therefore may encounter unforeseen situations that could result in delays or shortfalls. Manufacturers often experience difficulties in increasing production, including problems with production yields and quality control and assurance. In June 2004, FoxHollow initiated a voluntary recall of two lots of the SilverHawk due to the possibility of improper sterilization at one of two approved sterilization facilities. Any disruption or delay at our manufacturing facilities, any inability to accurately predict the number of products to manufacture or to expand our manufacturing capabilities if necessary could impair our ability to meet the demand of our customers and these customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

Our dependence on key suppliers puts us at risk of interruptions in the availability of our products, which could reduce our net revenue and adversely affect our operating results. In addition, increases in prices for raw materials and components used in our products could adversely affect our operating results.
We rely on a limited number of suppliers for certain raw materials and components used in our products. For reasons of quality assurance, cost effectiveness or availability, we procure certain raw materials and components from sole and limited source suppliers. We generally acquire such raw materials and components through purchase orders placed in the ordinary course of business, and as a result we do not have a significant inventory of these materials and components and do not have any guaranteed or contractual supply arrangements with many of these suppliers. In addition, we also rely on independent contract manufacturers for some of our products. Independent manufacturers have possession of, and in some cases hold title to, molds for certain manufactured components of our products. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules, as well as manufacturing yields and costs. Suppliers of raw materials and components may decide, or be required, for reasons beyond our control to cease supplying raw materials and components to us or to raise their prices. Shortages of raw materials, quality control problems, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such shortage, constraint or delay may result in delays in shipments of our products or components, which could adversely affect our net revenue and operating results. Increases in prices for raw materials and components used in our products could also adversely affect our operating results.
In addition, the FDA and foreign regulators may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components. In the case of a device with a premarket approval application, we may be required to obtain prior FDA approval of a new supplier, which could delay or prevent our access or use of such raw materials or components or our marketing of affected products until such approval is granted. In the case of a device with clearance under section 510(k) of the Federal Food, Drug and Cosmetic Act, referred to as a 510(k), We may be required to submit a new 510(k) if a change in a raw material or component supplier results in a change in a material or component supplied that is not within the 510(k) cleared device specifications. If we need to establish additional or replacement suppliers for some of these components, our access to the components might be delayed while we qualify such suppliers and obtains any necessary FDA approvals. Our suppliers of finished goods also are subject to regulatory inspection and scrutiny. Any adverse regulatory finding or action against those suppliers could impact their ability to supply us raw materials and components for our products.
Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves could significantly harm our business, operating results and financial condition.
Beginning in October 2006, we began providing a worldwide fracture-free guarantee as part of our marketing and advertising strategy for our EverFlex self-expanding stents. In the event that an EverFlex self-expanding stent should fracture within two years of implantation, we have agreed to provide a free replacement product to the medical facility, subject to the terms and conditions of the program. Although we have tested our EverFlex self-expanding stents in rigorous simulated fatigue testing, we commercially launched our EverFlex self-expanding stents on a worldwide basis in March 2006. We, therefore, do not have at least two years of commercial data on which to base our expected claim rates under the program. We may receive significant and unexpected claims under this guarantee program that could exceed the amount of our reserves for the program. Significant claims in excess of our program reserves could significantly harm our business, operating results and financial condition.
Our inability to successfully grow through future acquisitions, our failure to integrate any acquired businesses successfully into our existing operations or our discovery of previously undisclosed liabilities could negatively affect our business and operating results.
In order to build our core technology platforms, we have acquired several businesses since our inception. In October 2007, we completed our merger with FoxHollow. In September 2006, FoxHollow acquired Kerberos Proximal Solutions, Inc. In January 2006, we acquired the outstanding shares of Micro Therapeutics, Inc. that we did not already own. We expect to continue to actively pursue additional acquisitions of, investments in or alliances with, other companies and businesses in the future as a component of our business strategy. Our ability to grow through future acquisitions, investments and alliances will depend upon our ability to identify, negotiate, complete and integrate attractive candidates on favorable terms and to obtain any necessary financing. Our inability to complete one or more acquisitions, investments or alliances could impair our ability to develop our product lines and to compete against many industry participants, many of whom have product lines broader than ours. Acquisitions, investments and alliances, including our merger with FoxHollow and our and FoxHollow’s previous acquisitions, involve risks, including:
•	difficulties in integrating any acquired companies, personnel and products into our existing business;

•	delays in realizing projected efficiencies, cost savings, revenue synergies and other anticipated benefits of the acquired company or products;

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated; or

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.
For example, after our announcement of our proposed merger with FoxHollow, FoxHollow received a letter from counsel for the shareholder representatives of Kerberos alleging that FoxHollow has not used commercially reasonable efforts to market, promote, sell and distribute Kerberos’ Rinspiration products, as required under the agreement and plan of merger between FoxHollow and Kerberos. In addition, in late August 2007, FoxHollow was sued by Scion Cardio-Vascular, Inc., a/k/a Scion CV, Inc., which is alleging (i) breach of fiduciary duty, (ii) breach of an August 2, 2006 Distribution Agreement between Scion and FoxHollow concerning the Scion Sci-Pro embolic protection device, and (iii) fraud.
In addition, an acquisition, investment or alliance could materially impair our operating results and liquidity by causing us to incur debt or reallocate amounts of capital from other operating initiatives or requiring us to amortize transaction expenses and acquired assets, incur non-recurring charges as a result of incorrect estimates made in the accounting for such transactions or record asset impairment charges. We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities which we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our operating results and financial condition. These risks could be heightened if we complete several acquisitions within a relatively short period of time.
The demand for our products, the prices which customers and patients are willing to pay for our products and the number of procedures performed using our products depend upon the ability of our customers and patients to obtain sufficient third party reimbursement for their purchases of our products.
Sales of our products depend in part on sufficient reimbursement by governmental and private health care payors to our physician customers or their patients for the purchase and use of our products. In the United States, health care providers that purchase our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of endovascular procedures. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis and can take up to 18 months or longer. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. Any delays in obtaining, or an inability to obtain, reimbursement approvals or sufficient reimbursement for our products could significantly affect the acceptance of our products and have a material adverse effect on our business. In addition, if the reimbursement policies of domestic or foreign governmental or private health care payors were to change, our customers would likely change their purchasing patterns and/or the frequency of their purchases of the affected products. Additionally, payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Our business would be negatively impacted to the extent any such changes reduce reimbursement for our products.

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
Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances, which may increase competition, exert further downward pressure on the prices of their products and may adversely impact our business, financial condition or operating results.
Our products and our product development and marketing activities are subject to extensive regulation as a result of which we may not be able to obtain required regulatory approvals for our products in a cost-effective manner or at all, which could adversely affect our business and operating results.
The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the development, testing, marketing and premarket review of new medical devices, in addition to regulating manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures. We are required to obtain FDA approval or clearance before we can market our products in the United States and certain foreign countries. The regulatory process requires significant time, effort and expenditures to bring products to market, and it is possible that our products will not be approved for sale. Even if regulatory approval or clearance of a product is granted, it may not be granted within the timeframe that we expect, which could have an adverse effect on our operating results and financial condition. In addition, even if regulatory approval or clearance of a product is granted, the approval or clearance could limit the uses for which the product may be labeled and promoted, which may limit the market for our products. Even after a product is approved or cleared by the FDA, we may have ongoing responsibilities under FDA regulations, non-compliance of which could result in the subsequent withdrawal of such approvals or clearances, or such approvals or clearances could be withdrawn due to the occurrence of unforeseen problems following initial approval. We also are subject to medical device reporting regulations that require us to report to the FDA if any of our products causes or contributes to a death or serious injury or if a malfunction were it to occur might cause or contribute to a death or serious injury. For the nine months ended September 30, 2007, FoxHollow has submitted 25 medical device reports to the FDA associated with procedures where SilverHawk was used and three associated procedures where Rinspirator was used. Any failure to obtain regulatory approvals or clearances on a timely basis or the subsequent withdrawal of such approvals or clearances could prevent us from successfully marketing our products, which could adversely affect our business and operating results.

Our failure to comply with applicable regulatory requirements could result in governmental agencies:
•	imposing fines and penalties on us;

•	preventing us from manufacturing or selling our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our new products into the market;

•	suspending any ongoing clinical trials;

•	issuing an injunction preventing us from manufacturing or selling our products or imposing restrictions;

•	recalling or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.
Our failure to comply with applicable regulatory requirements may also result in us not being able to meet the demands of our customers and our customers canceling orders or purchasing products from our competitors, which could adversely affect our business and operating results.
When required, with respect to the products we market in the United States, we have obtained premarket notification clearance under section 510(k), but do not believe certain modifications we have made to our products require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be subject to enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) notification. If the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain premarket approval application process. Products that are approved through a premarket approval application generally need FDA approval before they can be modified. If we fail to submit changes to products developed under IDEs or premarket approval applications in a timely or adequate manner, we may become subject to regulatory actions.
In addition, we market our products in select countries outside of the United States. In order to market our products abroad, we are required to obtain separate regulatory approvals and comply with numerous requirements. If additional regulatory requirements are implemented in the foreign countries in which we sell our products, the cost of developing or selling our products may increase. For example, recent regulations in Japan have increased the regulatory and quality assurance requirements in order to obtain and maintain regulatory approval to market our products in Japan. These regulations resulted in higher costs and delays in securing approval to market our products in Japan. We depend on our distributors outside the United States in seeking regulatory approval to market our devices in other countries and we therefore are dependent on persons outside of our direct control to secure such approvals. For example, we are highly dependent on distributors in emerging markets such as China and Brazil for regulatory submissions and approvals and do not have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters. If our distributors fail to obtain the required approvals or do not do so in a timely manner, our net revenue from our international operations and our operating results may be adversely affected.
Our marketing activities are subject to regulation regarding the promotion of “off-label” uses, which restrict our ability to market our products and could adversely affect our growth. Any off-label use of our products may result in injuries that could lead to product liability claims against us.
We sell a number of our products to physicians who may elect to use the products in ways that are not within the scope of the approval or clearance given by the FDA or for other than FDA-approved indications, often referred to as “off-label” use. While off-label uses of medical devices are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. Such laws and regulations prohibiting the promotion of products for off-label use restrict our ability to market our products and could adversely affect our growth. Although we have strict policies against the unlawful promotion of products for off-label use and we train our employees on these policies, it is possible that one or more of our employees will not follow the policies, or that regulations would change in a way that may hinder our ability to sell such products or make it more costly to do so, which could expose us to financial penalties as well as loss of approval to market and sell the affected products. If physicians cease or lessen their use of products for other than FDA-approved indications, sales of our products could decline, which could materially adversely affect our net revenue and operating results.

If we want to market any of our products for use in ways for which they are not currently approved, we may need to conduct clinical trials and obtain approval from appropriate regulatory bodies, which could be time-consuming and costly. For example, our SilverHawk received FDA approval for the treatment of atherosclerosis in the peripheral vasculature, which restricts our ability to market or advertise the SilverHawk for any specific indication within the peripheral arteries. Off-label use of the SilverHawk outside the peripheral vasculature, in coronary and carotid arteries, has occurred and is likely to continue. In addition, off-label use for treatment of in-stent restenosis has occurred and is likely to continue. We are not able to promote or advertise the SilverHawk for off-label uses or make comparative claims regarding the use of the SilverHawk against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If we desire to market the SilverHawk in the United States for use in coronary or carotid arteries, we will need to conduct further clinical trials and obtain premarket approval from the FDA. Although FoxHollow previously began a clinical trial in support of FDA approval for use of the SilverHawk in the coronary arteries, it voluntarily halted enrollment so that it could incorporate safety and design improvements into the coronary product. FoxHollow subsequently made several design modifications and submitted an application to the FDA for a new IDE. FoxHollow received conditional IDE approval for the use of the NightHawk device that contains onboard imaging. FoxHollow expects to use this device to conduct a clinical trial in the coronary arteries. Conditional IDE approval is just the beginning, however. To market the SilverHawk in the United States for this use, we must successfully complete a clinical trial, submit a premarket approval application to the FDA and obtain premarket approval. No assurance can be given that the results of such a trial will adequately demonstrate the safety and efficacy of the SilverHawk for use in coronary arteries.
Off-label use of our product may not be safe or effective and may result in unfavorable outcomes to patients, resulting in potential liability to us. For example, the use or misuse of the SilverHawk in the peripheral and coronary arteries has in the past resulted, and may in the future result, in complications, including damage to the treated artery, internal bleeding, limb loss and death, potentially leading to a product liability claim. Penalties or liabilities stemming from off-label use could have a material adverse effect on our operating results.
If we or others identify side effects after any of our products are on the market, we may be required to withdraw our products from the market, which would hinder or preclude our ability to generate revenues.
As part of our post-market regulatory responsibilities for our products classified as medical devices, we are required to report all serious injuries or deaths involving our products, and any malfunctions where a serious injury or death would be likely if the malfunction were to recur. If we or others were to identify side effects after any of our products are on the market:
•	regulatory authorities may withdraw their approvals;

•	we may be required to reformulate or redesign our products;

•	we may have to recall the affected products from the market and may not be able to reintroduce them onto the market;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.
Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing or marketing these products.
Our manufacturing facilities are subject to extensive governmental regulation with which compliance is costly and which expose us to penalties for non-compliance.
We and our third party manufacturers are required to register with the FDA as device manufacturers and as a result, we and our third party manufacturers are subject to periodic inspections by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us and our third party manufacturers to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. We are also subject to similar state requirements and licenses. In the European Community, we are required to maintain certain International Organization for Standardization, or ISO, certifications in order to sell products and we are required to undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we or our manufacturers fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties and delays in obtaining regulatory approvals and clearances, the withdrawal of regulatory approvals and clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition and operating results. In addition, regulatory agencies may not agree with the extent or speed of corrective actions relating to product or manufacturing problems.
Our operations are subject to environmental, health and safety, and other laws and regulations, with which compliance is costly and which expose us to penalties for non-compliance.
Our business, properties and products are subject to foreign, federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. Because we operate real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. FoxHollow’s leased Redwood City facility sits on property formerly occupied by Rohm & Haas and Occidental Chemical Company and contains residual contamination in soil and groundwater from these past industrial operations. Rohm & Haas and Occidental Chemical Company previously performed soil remediation on the property under the supervision of the California Regional Water Quality Control Board. Rohm & Haas has indemnified the owner of the facility and its tenants against costs associated with the residual contamination, but there can be no assurance that this indemnification will be adequate to cover the extent of the liability. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results.
Our quarterly operating and financial results may fluctuate in future periods.
Our quarterly operating and financial results may fluctuate from period to period. Some of the factors that may influence our quarterly operating results include:
•	the seasonality of our product sales, which typically results in higher demand in our fourth fiscal quarter and lower sales volumes in our third fiscal quarter;

•	the mix of our products sold;

•	demand for, and pricing of, our products;

•	timing of or failure to obtain regulatory approvals for products;

•	costs, benefits and timing of new product introductions;

•	the timing and extent of promotional pricing or volume discounts;

•	the timing of larger orders by customers and the timing of shipment of such orders;

•	changes in average selling prices;

•	the availability and cost of components and materials; and

•	fluctuations in foreign currency exchange rates.
Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

We may become obligated to make large milestone payments that are not reflected in our financial statements in certain circumstances, which would negatively impact our cash flows from operations.
Pursuant to the acquisition agreements relating to our purchase of MitraLife and Appriva Medical, Inc. in 2002, we agreed to make additional payments to the sellers of these businesses in the event that we achieve contractually defined milestones. Generally, in each case, these milestone payments become due upon the completion of specific regulatory steps in the product commercialization process. With respect to the MitraLife acquisition, the maximum potential milestone payments totaled $25 million, and with respect to the Appriva acquisition, the maximum potential milestone payments totaled $175 million. Although we do not believe that it is likely that these milestone payment obligations became due, or will become due in the future, the former stockholders of Appriva disagree with our position and have brought litigation against us making a claim for such payments and it is possible that the former stockholders of MitraLife could also disagree with our position and make a claim for such payments. Pursuant to the acquisition agreement relating to FoxHollow’s purchase of Kerberos Proximal Solutions, Inc., FoxHollow has agreed to pay certain earnout payments which are capped at $117 million upon the achievement of contractually defined net sales milestones. On August 20, 2007, FoxHollow received a letter from counsel for the shareholder representatives of Kerberos alleging that FoxHollow has not used commercially reasonable efforts to market, promote, sell and distribute Kerberos’ Rinspiration products, as required under the agreement and plan of merger. There can be no assurance that the stockholder representatives of Kerberos will not commence litigation on the alleged claims.
The defense of the outstanding litigation related to our Appriva acquisition and the outstanding claims related to FoxHollow’s Kerberos acquisition is, and any such additional dispute with MitraLife would likely be, costly and time-consuming and divert our management’s time and attention away from our business. In the event any such milestone payments become due and/or any other damages become payable, our costs would increase correspondingly which would negatively impact our cash flow from operations.
We rely on independent sales distributors and sales associates to market and sell our products outside of the United States, Canada and Europe.
Our future success outside of the United States, Canada and Europe depends largely upon marketing arrangements with independent sales distributors and sales associates, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales associates may terminate their relationship with us, or devote insufficient sales efforts to our products. We are not able to control our independent distributors and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States, Canada and Europe initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our relationships with our independent distributors and sales associates outside of the United States, Canada and Europe, or our failure to recruit and retain additional skilled independent sales distributors and sales associates in these locations, could have an adverse effect on our operations. We have experienced turnover with some of our independent distributors in the past that has adversely affected our short-term financial results while we transitioned to new independent distributors. Similar occurrences could happen to us in the future.
If we fail to comply with the U.S. Federal Anti-Kickback Statute and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare, Medicaid and other federal health care programs, which could have a material adverse effect on our business and operating results.
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
All of our financial relationships with health care providers and others who provide products or services to federal health care program beneficiaries are potentially governed by the Federal Anti-Kickback Statute and similar state laws. While we believe our operations are in material compliance with the Federal Anti-Kickback Statute and similar state laws, no assurance can be given that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, and which could have a material adverse effect on our business. In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute or similar state laws, we or our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation in any federal health care programs, which could have a material adverse effect on our reputation, business and operating results.
If there is a disruption in the supply of the products of Invatec Technology Center GmbH that we distribute or if our relationship with Invatec is impaired, our net revenue and operating results would be adversely impacted.
We have entered into an agreement with Invatec Technology Center GmbH, or Invatec, an Italian manufacturer of endovascular medical devices to distribute some of Invatec’s branded products throughout the United States. Our future success in marketing the Invatec products depends on our sales personnel being proficient in the product line, building physician relationships and executing sales orders. If we are unable to market Invatec’s products successfully or if our agreement with Invatec is terminated, our net revenue and operating results would suffer. Even if we were to market Invatec’s products successfully, if Invatec is unable to produce enough of our products to meet our demands, including if Invatec sells its inventory to our competitors rather than to us for marketing under their own brands, we may not be able to meet our customers’ demands and our net revenue and operating results may suffer.
We are exposed to product liability claims that could have an adverse effect on our business and operating results.
The design, manufacture and sale of medical devices expose us to significant risk of product liability claims, some of which may have a negative impact on our business. Most of our products were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Our product liability insurance coverage may be inadequate to protect us from any liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer. Additionally, we could experience a material design defect or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. A recall of our products could also result in increased product liability claims. Further, while we train our physician customers on the proper usage of our products, there can be no assurance that they will implement our instructions accurately. If our products are used incorrectly by our customers, injury may result and this could give rise to product liability claims against us. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business and may have a negative impact on our business and our operating results. In addition, successful product liability claims against one of our competitors could cause claims to be made against us.
Our net revenue could decline significantly if drug-eluting stents become a dominant therapy in the peripheral vascular stent market and we are not able to develop or acquire a drug-eluting stent to market and sell.
The peripheral vascular market is currently comprised exclusively of bare metal, or non drug-eluting, stents. However, there are clinical situations in the periphery in which a drug-eluting stent may demonstrate clinical superiority over bare metal stents. To the extent that our peripheral stent customers seek stents with drug coatings and we do not market and sell a drug-eluting peripheral stent or one that achieves market acceptance, we may not be able to compete as effectively with those of our competitors that are able to develop and sell a drug-eluting stent, and our peripheral stent sales could decline. If our peripheral stent sales were to decline, we could experience a significant decline in sales of affiliated products which are routinely purchased in conjunction with our stents.
We face competition from other companies, many of which have substantially greater resources than us and may be able to more effectively develop, market and sell their products than we can, which could adversely impact our business, net revenue and operating results. Consolidation in the medical technology industry would exacerbate these risks.
The markets in which we compete are highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Although our competitors range from small start-up companies to much larger companies, the markets for most of our products are dominated by a small number of large companies, and despite our merger with FoxHollow, we are still a much smaller company relative to our primary competitors. Our products compete with other medical devices, including Invatec-manufactured products sold in the United States under other brand names, surgical procedures and pharmaceutical products. A number of the companies in the medical technology industry, including manufacturers of peripheral vascular, cardiovascular and neurovascular products, have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations and relationships with our target customers, as well as worldwide distribution channels that are more effective than ours. Because of the size of the vascular disease market opportunity, competitors and potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products and develop new and improved products. Our competitors and potential competitors may develop technologies and products that are safer, more effective, easier to use, less expensive or more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. None of our customers have long-term purchase agreements with us and may at any time switch to the use of their competitors’ products. Our competitors may also be able to achieve more efficient manufacturing and distribution operations than we can and may offer lower prices than we could offer profitably. We expect that as our products mature, we will be able to produce our products in a more cost effective manner and therefore be able to compete more effectively, but it is possible that we may not achieve such cost reductions. Any of these competitive factors could adversely impact our business, net revenue and operating results. In addition, the industry has recently experienced some consolidation. For example, recently Hologic, Inc. merged with Cytyc Corporation, Inverness Medical Innovations, Inc. acquired Cholestech Corporation and HemoSense, Inc. and Medtronic, Inc. acquired Kyphon Inc. Consolidation could make the competitive environment even more difficult for smaller companies and exacerbate these risks.
We also compete with other manufacturers of medical devices for clinical sites to conduct human trials. If we are not able to locate clinical sites on a timely or cost-effective basis, this could impede our ability to conduct trials of our products and, therefore, our ability to obtain required regulatory clearance or approval.
We rely on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and operating results could be adversely affected.
The efficient operation of our business is dependent on our management information systems, on which we rely to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and to maintain research and development and clinical data. The failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and operating results to suffer. In addition, our management information systems are vulnerable to damage or interruption from:
•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers; and

•	power loss or computer systems, Internet, telecommunications or data network failure.
Any such interruption could adversely affect our business and operating results.
The restrictive covenants in our loan agreement could limit our ability to conduct our business and respond to changing economic and business conditions and may place us at a competitive disadvantage relative to other companies that are subject to fewer restrictions.
Our loan and security agreement with Silicon Valley Bank requires our compliance with a liquidity ratio and minimum tangible net worth level. Our failure to comply with these financial covenants could adversely affect our financial condition. The loan agreement also contains a number of limitations that limit our ability and the ability of certain of our subsidiaries to, among other things:
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
subject in each case to certain exceptions and limitations. These restrictive covenants could limit our ability, and that of certain of our subsidiaries, to obtain future financing, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. The financial and restrictive covenants contained in the loan agreement could also adversely affect our ability to respond to changing economic and business conditions and place us at a competitive disadvantage relative to other companies that may be subject to fewer restrictions. Transactions that we may view as important opportunities, such as acquisitions, may be subject to the consent of Silicon Valley Bank, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.
We cannot assure you that it will be able to comply with all of these restrictions and covenants at all times, especially the financial covenants. Our ability to comply with these restrictions and covenants will depend on the success of our business and our operating results and may also be affected by events beyond our control. A breach of any of the restrictions and covenants in the loan agreement by us or certain of our subsidiaries could lead to an event of default under the terms of the credit agreement, notwithstanding our ability to meet the debt service obligations thereunder. Upon the occurrence of an event of default under the loan agreement, Silicon Valley Bank has available a range of remedies customary in these circumstances, including declaring all such debt, together with accrued and unpaid interest thereon, to be due and payable, foreclosing on the assets securing the loan agreement and/or ceasing to provide additional revolving loans or letters of credit, which could have a material adverse effect on us. Although it is possible we could negotiate a waiver with Silicon Valley Bank of an event of default, such a waiver would likely involve significant costs.
If we become profitable, we cannot assure you that our net operating losses will be available to reduce our tax liability.
Our ability to use, or the amount of, our net operating losses may be limited or reduced. Generally under section 382 of the Code, in the event of an “ownership change” of a company, the company is only allowed to use a limited amount of its net operating losses arising prior to the ownership change for each taxable year thereafter. As a result of prior transactions effected by us and as a result of our merger with FoxHollow, our ability to use our and FoxHollow’s existing net operating losses to offset U.S. federal taxable income if we becomes profitable may be subject to substantial limitations. These limitations could potentially result in increased future tax liability for us.
A substantial portion of our assets consist of goodwill and an impairment in the value of our goodwill would have the effect of decreasing our earnings or increasing our losses.
As of September 30, 2007, goodwill represented $149.1 million, or 38.6%, of our total assets. If we are required to record an impairment charge to earnings relating to goodwill, it will have the effect of decreasing our earnings or increasing our losses. The accounting standards on goodwill and other intangible assets require goodwill to be reviewed at least annually for impairment, and do not permit amortization. In the event that impairment is identified, a charge to earnings will be recorded and our stock price may decline as a result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the three months ended September 30, 2007, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On July 20, 2007, in connection with the execution of the agreement and plan of merger with FoxHollow Technologies, Inc., certain stockholders of ev3 who collectively held of record 30,588,284 shares of common stock of ev3, or approximately 50.2% of the issued and outstanding shares of ev3 common stock, as of the close of business on July 20, 2007 executed a written consent action pursuant to Section 228 of the Delaware General Corporation Law approving the issuance of shares of ev3 common stock in the merger with FoxHollow and an amendment to ev3’s amended and restated certificate of incorporation increasing the number of shares of common stock that ev3 is authorized to issue from 100 million to 300 million, such amendment to be effective immediately prior to the effective time of the merger.
ITEM 5. OTHER INFORMATION
On November 7, 2007, the ev3 board of directors, upon recommendation of the compensation committee of the board, approved an amendment to the ev3 Inc. Executive Performance Incentive Plan for 2007. Under the terms of the ev3 Inc. Executive Performance Incentive Plan, participants, including ev3’s named executive officers, are eligible to earn quarterly cash bonuses based on ev3’s financial performance. The plan is designed to provide a direct financial incentive to ev3’s executive officers for achievement of specific performance goals of the company. The target bonus payout percentages under the plan for the first three fiscal quarters of 2007 are equal to 20 percent of the annual target bonus payout and are based on the achievement of three company performance measures: worldwide revenue, worldwide controllable operating expense as a percentage of revenue and worldwide gross margin. Prior to the plan being amended, the target bonus payout percentage for the fourth fiscal quarter of 2007 was equal to 40 percent of the annual target bonus payout and was based on working capital and earnings before interest, taxes, depreciation and amortization, adjusted for non-cash, stock-based compensation expense, in addition to worldwide revenue, worldwide controllable operating expense as a percentage of revenue and worldwide gross margin. Under the amendment to the plan, the target bonus payout percentage for the fourth fiscal quarter of 2007 will be equal to 25 percent of the annual target bonus payout and will be based on the achievement of the three company performance measures that determine the target bonus payout percentages for the first three fiscal quarters: worldwide revenue, worldwide controllable operating expense as a percentage of revenue and worldwide gross margin, and will not be based on working capital and earnings before interest, taxes, depreciation and amortization, adjusted for non-cash, stock-based compensation expense. The ev3 board of directors and the compensation committee of the board believe such amendment to the plan was appropriate to take into account the recently completed merger of ev3 and FoxHollow Technologies, Inc. and appropriate company performance measures for the combined entity for fourth fiscal quarter of 2007.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of July 21, 2007 by and among ev3 Inc., Foreigner Merger Sub, Inc. and FoxHollow Technologies, Inc. (incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348))

3.1
Amended and Restated Certificate of Incorporation of ev3 Inc. (incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348))

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc. (incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K filed on June 27, 2005 (File No. 000-51348)

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc. (incorporated by reference to Exhibit 3.1 to ev3’s Current Report on Form 8-K filed on July 23, 2007 (File No. 000-51348))

10.1
Voting Agreement dated as of July 21, 2007 by and between Merck & Co, Inc. and ev3 Inc. (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)

10.2
Form of Voting Agreement dated as of July 21, 2007 by and between the officers and directors of FoxHollow Technologies, Inc. and ev3 Inc. (incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)

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

November 7, 2007	ev3 Inc.
	By:	/s/ James M. Corbett
James M. Corbett
Chairman, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger dated as of July 21, 2007 by and among ev3 Inc., Foreigner Merger Sub, Inc. and FoxHollow Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)

3.1	Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 3.1 of ev3’s Amendment No. 5 to Registration Statement on Form S-1 filed on June 14, 2005 (File No. 333-123851)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K filed on June 27, 2005 (File No. 000-51348)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 3.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)

10.1	Voting Agreement dated as of July 21, 2007 by and between Merck & Co, Inc. and ev3 Inc.	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)

10.2	Form of Voting Agreement dated as of July 21, 2007 by and between the officers and directors of FoxHollow Technologies, Inc. and ev3 Inc.	Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)

10.3	Amendment, Waiver, Consent and Assumption Agreement dated as of July 21, 2007 by and among Merck & Co., Inc., FoxHollow Technologies, Inc. and ev3 Inc.	Incorporated by reference to Exhibit 10.3 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith