Form 10-Q
period 2008-03-30
ev3 Inc.
filed 2008-05-07
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 1, 2008, there were 105,223,159 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended March 30, 2008

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,300	$81,060
Short-term investments	7,700	9,744
Accounts receivable, less allowance of $8,017 and $6,783, respectively	77,933	66,170
Inventories, net	66,579	64,044
Prepaid expenses and other assets	5,603	6,371
Other receivables	1,595	981

Total current assets	208,710	228,370
Restricted cash	2,194	2,204
Property and equipment, net	38,086	37,985
Goodwill	591,438	586,648
Other intangible assets, net	223,336	231,000
Other assets	637	899

Total assets	$1,064,401	$1,087,106

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,303	$21,511
Accrued compensation and benefits	29,430	35,301
Accrued liabilities	46,900	49,429
Deferred revenue	4,715	9,347
Current portion of long-term debt	3,571	3,571

Total current liabilities	100,919	119,159
Long-term debt	5,536	6,429
Other long-term liabilities	3,719	3,037

Total liabilities	110,174	128,625

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued and outstanding: 105,403,600 shares at March 30, 2008 and 105,078,769 at December 31, 2007	1,054	1,051
Additional paid in capital	1,745,105	1,739,064
Accumulated deficit	(790,809)	(781,039)
Accumulated other comprehensive loss	(1,123)	(595)

Total stockholders’ equity	954,227	958,481

Total liabilities and stockholders’ equity	$1,064,401	$1,087,106

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Sales
Product sales	$95,050	$61,499
Research collaboration	6,207	—

Net sales	101,257	61,499

Operating expenses:
Product cost of goods sold	31,970	20,457
Research collaboration	1,648	—
Sales, general and administrative	59,828	39,137
Research and development	11,726	7,433
Amortization of intangible assets	8,243	4,100
Loss on sale of assets, net	—	16

Total operating expenses	113,415	71,143
Loss from operations	(12,158)	(9,644)

Other income:
Interest income, net	(441)	(109)
Other income, net	(2,432)	(317)

Loss before income taxes	(9,285)	(9,218)

Income tax expense	485	276

Net loss	$(9,770)	$(9,494)

Net loss per share:

Net loss per common share (basic and diluted)	$(0.09)	$(0.17)

Weighted average shares outstanding	104,094,790	57,514,255

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
Operating activities
Net loss	$(9,770)	$(9,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,176	5,904
Provision for bad debts and sales returns	1,518	306
Provision for inventory obsolescence	1,677	1,025
Loss on disposal of assets	—	16
Stock compensation expense	4,731	2,199
Change in operating assets and liabilities:
Accounts receivable	(12,816)	(4,574)
Inventories	(4,214)	(5,099)
Prepaid expenses and other assets	397	(864)
Accounts payable	(5,754)	1,259
Accrued expenses and other liabilities	(11,705)	(1,479)
Deferred revenue	(6,207)	—

Net cash used in operating activities	(30,967)	(10,801)

Investing activities
Proceeds from sale of short-term investments	2,044	6,800
Purchase of property and equipment	(3,082)	(1,878)
Purchase of patents and licenses	(579)	(651)
Purchase of distribution rights	—	(6,500)
Payments for the acquisition of FoxHollow, net of cash acquired	(136)	—
Change in restricted cash	68	722

Net cash used in investing activities	(1,685)	(1,507)
Financing activities
Proceeds from issuance of debt	—	5,000
Payments on long-term debt	(893)	(536)
Payments on capital lease obligations	(38)	(32)
Proceeds from exercise of stock options	454	2,531
Proceeds from employee stock purchase plan	859	—

Net cash provided by financing activities	382	6,963

Effect of exchange rate changes on cash	510	24

Net decrease in cash and cash equivalents	(31,760)	(5,321)
Cash and cash equivalents, beginning of period	81,060	24,053

Cash and cash equivalents, end of period	$49,300	$18,732

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
ev3 Inc. (“we,” “our” or “us”) is a global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders. We develop, manufacture and/or market a wide range of products that include stents, atherectomy and thrombectomy products, balloon angioplasty catheters, microcatheters and occlusion balloon systems, embolic protection devices, infusion catheters/wires, embolic coils and liquid embolics. We market our products in the United States, Europe, Canada and other countries through a direct sales force and through distributors in certain other international markets and in the United States. As a result of our acquisition of FoxHollow Technologies, Inc. (“FoxHollow”) in October 2007 (see Notes 2 and 5), we develop, manufacture and market atherectomy and thrombectomy products and are engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period may not be indicative of results for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the first fiscal quarters of 2008 and 2007 ended on March 30 and April 1, respectively.
Accounting Changes
On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. See Note 3 for further discussion of the impact the adoption of SFAS 157 had on our results of operations and financial condition for the first fiscal quarter 2008. SFAS 157 for non-financial assets is effective for fiscal years beginning after November 15, 2008 and we are currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.
On January 1, 2008, we adopted Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”) that provides guidance for upfront payments related to goods and services of research and development costs. The implementation of EITF 07-3 did not have a material impact on our results of operations and financial condition based on existing arrangements.
FoxHollow
The acquisition of FoxHollow was completed on October 4, 2007. The consolidated interim financial statements for the three months ended March 30, 2008 included herein include results from our FoxHollow subsidiary. The consolidated interim financial statements for the three months ended April 1, 2007 included herein do not include results from FoxHollow since the acquisition occurred after the end of the first fiscal quarter 2007.

3. Fair Value Measurements
SFAS 157, “Fair Value Measurement,” defines the meaning of the term “fair value” and provides a consistent framework that will reduce inconsistency and increase comparability in fair value measurements for many different types of assets or liabilities. Generally, the new framework for measuring requires fair value to be determined on the exchange price which would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 requires disclosure by each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and establishes a three-tier fair value hierarchy which prioritizes the inputs used in fair value measurements. The three-tier hierarchy for inputs used in measuring fair value is as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our short-term investments consist of U.S. Government securities as well as floating rate taxable municipal and corporate bonds. We have the option to put the bonds to the remarketing agent who is obligated to repurchase the bonds at par. The guaranteed put option is equivalent to a level two input, as the remarketing agent is required to repurchase the bonds at par and as such par represents the exit price in the principal market in which we would transact. The remarketing agent is a leading, international middle-market investment bank and institutional securities firm with demonstrated credit worthiness and as such we believe the remarketing agent will have the ability to repurchase the bonds if and when we would elect to exercise our put option. As of March 30, 2008, we held $7.7 million in short-term investments measured at fair value on a recurring basis. The adoption of SFAS 157 resulted in no impact to any of our financial assets or liabilities which were previously measured at fair value.
4. Stock-Based Compensation
The following table presents the stock-based compensation (in thousands) recorded in our unaudited consolidated statements of operations for the three months ended:

	March 30, 2008	April 1, 2007
Stock-Based Compensation Charges:
Product cost of goods sold	$297	$158
Sales, general and administrative	3,594	1,859
Research and development	840	182

Total stock-based compensation charges	$4,731	$2,199

In the three months ended March 30, 2008, we granted options to purchase an aggregate of approximately 190,000 shares of our common stock, an aggregate of approximately 255,000 shares of restricted stock and an aggregate of approximately 60,000 restricted stock units at a weighted average fair value of $3.35, $8.97 and $8.94, respectively, which will be recognized on a straight-line basis over the requisite service period, which, for the substantial majority of these grants, is four years. As of March 30, 2008, we had options to purchase an aggregate of 10.6 million shares of our common stock outstanding, of which options to purchase an aggregate of 6.1 million shares were exercisable as of such date, 1.2 million shares of restricted stock and 275,000 restricted stock units outstanding.
We had $51.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of March 30, 2008. That cost is expected to be recognized over a weighted-average period of 2.6 years. The resignation of our former chairman, president and chief executive officer on April 6, 2008, will result in the recognition of approximately $1.7 million of non-cash stock-based compensation expense which we will record in second quarter 2008 as a result of accelerated vesting of certain stock options and awards and the extension of the exercise period on certain stock options.

5. FoxHollow Acquisition
On October 4, 2007, we acquired FoxHollow Technologies, Inc., a medical device company that designs, develops, manufacturers and sells medical devices primarily for the treatment of peripheral artery disease. FoxHollow is also engaged in a collaborative research project with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease.
We paid $857.1 million to acquire FoxHollow through a combination of common stock, cash and fully vested and partially vested stock options and awards. Changes to goodwill during the first quarter 2008 were significantly attributable to finalization of our plan to rationalize the acquired FoxHollow workforce as discussed in Note 6. The purchase price allocation is subject to change pending finalization of our plan to consolidate our Redwood City, California facility as discussed in Note 6 and the valuation of certain liabilities and contingencies assumed. We expect to substantially complete and finalize the purchase price allocation during the second quarter 2008.
The following table summarizes the preliminary estimate of fair value (in thousands) of the identifiable intangibles assets, goodwill and tangible assets, net of liabilities assumed, that were acquired as part of the acquisition with FoxHollow:

October 4,
2007
Intangible assets	$199,500
Acquired in-process research and development	70,700
Tangible assets acquired, net of liabilities assumed	151,975
Goodwill	434,877

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilities assumed	$857,052

Pro Forma Results of Operations
The unaudited pro forma combined consolidated statement of operations for the three months ended April 1, 2007 combines the unaudited historical results of ev3 for the three months ended April 1, 2007 and the unaudited pro forma combined results of FoxHollow for the three months ended March 31, 2007 and gives effect to the acquisition as if it occurred on January 1, 2007. Pro forma adjustments have been made related to amortization of identified intangible assets. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies. The pro forma financial results below include the results of continuing operations of FoxHollow in its entirety during this period.
The following table contains unaudited pro forma results (in thousands except per share data) for the three months ended April 1, 2007, as if the acquisition had occurred at January 1, 2007:

	Three Months Ended
	April 1, 2007
	Reported	Pro forma
Net sales	$61,499	$110,716
Net loss	$(9,494)	$(15,986)
Net loss per share:
Basic and diluted	$(0.17)	$(0.16)
6. Restructuring
In conjunction with the acquisition of FoxHollow, our management began to assess and formulate a plan to restructure certain activities of FoxHollow and to terminate certain contractual agreements assumed in the acquisition. A significant portion of these costs are related to management’s plan to reduce the workforce and include costs for severance and change of control provisions provided for under certain FoxHollow employment contracts. We have reduced the

FoxHollow workforce by approximately 130 employees during the fourth quarter 2007 and we plan to substantially complete the reductions by the fourth quarter 2008. During the first quarter 2008, we adjusted our restructuring reserves in conjunction with our plans to consolidate our manufacturing and other operations including the closure of our facility located in Redwood City, California, which we acquired in connection with our acquisition of FoxHollow, based on updated best estimates. We intend to relocate the sales, manufacturing and research and development activities performed in Redwood City to our existing facilities located in Plymouth, Minnesota and Irvine, California. We expect to finalize the plan for consolidation of our Redwood City facility in the second quarter 2008 and we expect the closure of the Redwood City facility to be completed in the third quarter 2008. Provisions with respect to the restructuring activities of FoxHollow are recognized under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and are recorded when incurred as purchase price adjustments to the opening FoxHollow balance sheet. For additional discussion of the purchase price allocation, see Note 5.
The following table represents a summary of activity (in thousands) associated with the FoxHollow restructuring program that occurred from the date of acquisition through March 30, 2008 and the unpaid portion of these costs are included in accrued compensation and benefits and accrued liabilities for the periods presented:

	Purchase Price Adjustments (EITF 95-3)
		Adjustments to
	Balance at	Purchase Price		Balance at
	December 31, 2007	Allocation	Amounts Paid	March 30, 2008
Workforce reductions	$7,605	$2,141	$(3,605)	$6,141
Termination of contractual commitments	2,476	807	—	3,283

Total	$10,081	$2,948	$(3,605)	$9,424

As part of our restructuring plan, we also have incurred costs related to workforce reductions of the ev3 legacy workforce of approximately 40 employees in the fourth quarter 2007, which are accounted for under FASB Statement 112, “Employers’ Accounting for Postemployment Benefits,” and were recognized in the fourth quarter 2007 when the amounts became probable and estimable.
The following table represents a summary of activity (in thousands) associated with the ev3 legacy restructuring program that occurred from the date of acquisition through March 30, 2008 and the unpaid portion of these costs are included in accrued compensation and benefits for the periods presented:

	ev3 Legacy Expensed (FAS 112)
		Amounts
	Balance at	Charged to		Balance at
	December 31, 2007	Expense	Amounts Paid	March 30, 2008
Workforce reductions	$999	$—	$(546)	$453

Total	$999	$—	$(546)	$453

7. Inventories
Inventory consists of the following (in thousands):

	March 30, 2008	December 31, 2007
Raw materials	$14,154	$18,003
Work in-progress	5,941	3,946
Finished goods	56,672	53,063

	76,767	75,012
Inventory reserve	(10,188)	(10,968)

Inventory, net	$66,579	$64,044

8. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	March 30, 2008	December 31, 2007
Machinery and equipment	$29,370	$27,405
Office furniture and equipment	18,107	16,897
Leasehold improvements	15,640	14,656
Construction in progress	5,862	6,957

	68,979	65,915

Less:
Accumulated depreciation and amortization	(30,893)	(27,930)

Property and equipment, net	$38,086	$37,985

Total depreciation expense for property and equipment was $3.0 million and $1.8 million for the three months ended March 30, 2008 and April 1, 2007, respectively.
9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the three months ended March 30, 2008 are as follows (in thousands):

	Peripheral
	Vascular	Neurovascular	Total
Balance as of December 31, 2007	$501,394	$85,254	$586,648
Adjustment to goodwill related to acquisition of FoxHollow	4,790	—	4,790

Balance as of March 30, 2008	$506,184	$85,254	$591,438

The changes in the carrying amount of goodwill are primarily as a result of refinements of the costs associated with our plan to rationalize our acquired FoxHollow workforce (see Note 6) and costs related to terminated contracts and adjustments to the acquired deferred revenue associated with our Amended and Restated Collaboration and License Agreement with Merck & Co. Inc.
Other intangible assets consist of the following (in thousands):

	Weighted	March 30, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and licenses	5.0	$14,339	$(5,193)	$9,146	$13,802	$(4,890)	$8,912
Developed technology	10.0	202,416	(54,580)	147,836	202,416	(50,213)	152,203
Trademarks and tradenames	9.0	12,222	(3,792)	8,430	12,222	(3,454)	8,768
Customer relationships	10.0	56,094	(14,313)	41,781	56,094	(13,094)	43,000
Distribution rights	2.5	9,274	(4,637)	4,637	9,274	(3,710)	5,564
Merck exclusivity	3.3	13,600	(2,094)	11,506	13,600	(1,047)	12,553

Other intangible assets		$307,945	$(84,609)	$223,336	$307,408	$(76,408)	$231,000

Total amortization of other intangible assets was $8.2 million and $4.1 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The estimated amortization expense (inclusive of amortization expense already recorded for the three months ended March 30, 2008) for the next five years ending December 31 is as follows (in thousands):

2008	$31,290
2009	26,704
2010	23,695
2011	18,104
2012	18,047
10. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 30, 2008	December 31, 2007
Equipment term loan	$9,107	$10,000
Less: current portion	(3,571)	(3,571)

Total long-term debt	$5,536	$6,429

Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. (collectively, the “Borrowers”), are parties to a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), consisting of a $30.0 million revolving line of credit and a $12.5 million equipment financing advance. On March 15, 2007, we entered into an amendment to the Loan Agreement, which increased the original $7.5 million equipment financing advance (“Equipment Advance A”) by an additional $5.0 million (“Equipment Advance B”), increasing the total available equipment advances to $12.5 million. After repayment, neither Equipment Advance A nor Equipment Advance B may be reborrowed. The revolving line of credit expires in June 2008 and, Equipment Advance A matures in June 2010 while Equipment Advance B matures on the last day of March 2011.
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
Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the equipment advances bear interest at a variable rate equal to SVB’s prime rate plus 1.0%. The prime rate at March 30, 2008 was 5.25%. Accrued interest on any outstanding balance under the revolving line and the equipment financing advances is payable monthly in arrears. Amounts that were outstanding under the Equipment Advance A as of December 31, 2006 are payable in 42 consecutive equal monthly installments of principal, beginning on January 31, 2007. Amounts that were outstanding under the Equipment Advance B are payable in 42 equal monthly payments of principal, commencing on the last day of the seventh month following the date that the Equipment Advance B was made and continuing on the last day of each month thereafter until the last day of the 48th month following the date of such advance. As of March 30, 2008, we had $4.8 million in outstanding borrowings under the Equipment Advance A and $4.3 million in outstanding borrowings under the Equipment Advance B and no outstanding borrowings under the revolving line of credit; however, we had approximately $2.6 million of outstanding letters of credit issued by SVB, which reduces the maximum amount available under our revolving line of credit to approximately $27.4 million.
Both the revolving line of credit and equipment financing are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries. The Loan Agreement requires the Borrowers to maintain a specified liquidity ratio. The Loan Agreement imposes certain limitations on the Borrowers, their subsidiaries and ev3 Inc., including without limitation, on their ability to: (i) transfer all or any part of their business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens with respect to any of their properties; (vi) pay dividends or make any other distribution on or purchase of, any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations. The Loan Agreement requires us to maintain on deposit or invest with SVB or its affiliates the lesser of $15.0 million or 50% of our aggregate cash and cash equivalents. The Borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line of credit.
The Loan Agreement contains customary loan covenants and events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and during the continuation of an event of default, amounts due under the Loan Agreement may be accelerated. We were in compliance with the covenants at March 30, 2008 and expect to be in compliance with the covenants for the foreseeable future.
Annual maturities of our long-term debt are as follows (in thousands):

Remaining 2008	$2,679
2009	3,571
2010	2,500
2011	357

Total	$9,107

11. Other Comprehensive Loss
The following table provides a reconciliation of net loss to comprehensive loss (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net loss	$(9,770)	$(9,494)
Changes in unrealized losses on investments	(407)	—
Changes in foreign currency translation	(121)	(72)

Total comprehensive loss	$(10,298)	$(9,566)

12. Commitments and Contingencies
Letters of Credit
As of March 30, 2008, we had $3.4 million of outstanding letters of credit, of which approximately $823,000 was collateralized by restricted cash and $2.6 million was backed by our revolving line of credit.
Earn-Out Contingencies
Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron in September 2000, we are required to make additional payments which are contingent upon Dendron products achieving certain revenue targets between 2003 and 2008. In 2003, the $4.0 million revenue target for sales of Dendron products during 2003 was met. Accordingly, an additional payment to the former Dendron stockholders of $3.75 million was made in 2004. In 2004, the $5.0 million revenue target for sales of Dendron products during 2004 was met. Accordingly, a payment to the former Dendron stockholders of $3.75 million was accrued in 2004 and was paid in 2005. A final payment of $7.5 million was earned in 2007 as Dendron products achieved annual revenues of $25 million. Accordingly, a payment to the former Dendron stockholders of $7.5 million was accrued in 2007 and paid in April 2008.
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
Global Coil Patent Litigation
In October 2007, we reached agreements in principle with The Regent of the University of California and Boston Scientific Corporation to settle on a worldwide basis, the Global Coil Patent Litigation. The terms of the agreements in principle included the following: all claims by all parties will be dismissed; we will continue to be able to sell all involved product lines with no future royalty obligation; and we will make a one-time payment of approximately $11.7 million to the University of California and a one-time payment of approximately $3.7 million to Boston Scientific. As a result of the agreements in principle, we incurred a $19.1 million special charge in the third quarter 2007. All parties executed final, definitive settlement agreements as of March 27, 2008 on terms consistent with the agreements in principle and we made payment of the settlement amounts to The Regent of the University of California and Boston Scientific Corporation in April 2008.
Embolic Protection Patent Litigation
In October 2007, in connection with the Global Coil Patent Litigation, we reached an agreement in principle with Boston Scientific Corporation to settle the Embolic Protection Patent Litigation. The terms of the agreement included the following: all claims by all parties will be dismissed; we will continue to be able to sell all involved product lines with no future royalty obligation; and we will make a one-time payment of approximately $3.7 million to Boston Scientific. All parties executed a final definitive settlement agreement as of March 27, 2008 on terms consistent with the agreement in principle and we made payment of the settlement amount to Boston Scientific Corporation in April 2008. The $3.7 million one-time payment was included in the $19.1 million special charge recorded in 2007. See additional discussion in the “Global Coil Patent Litigation” section above.
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
In July 2006, a shareholder derivative complaint was filed against FoxHollow’s directors and certain of its officers in the Superior Court of the State of California, San Mateo County. The complaint is based on substantially similar facts and circumstances as the class action complaints described above and generally alleges that the named individuals breached their fiduciary duties to FoxHollow. The original complaint sought unspecified monetary damages. A demurrer was sustained with leave to amend on May 31, 2007. Any recovery in this derivative suit would be to the benefit of FoxHollow.
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
On August 31, 2007, Scion Cardio-Vascular, Inc., a/k/a Scion CV, Inc., filed an action against FoxHollow in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleged breach of fiduciary duty, breach of an August 2, 2006 distribution agreement between Scion and FoxHollow concerning the Scion Sci-Pro embolic protection device, and fraud. The complaint claimed compensatory damages “in excess of $50 million” and punitive damages. In January 2008, the parties reached a settlement pursuant to which Scion agreed to dismiss all claims with prejudice.

13. Segment and Geographic Information
Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular operating segment contains products that are used primarily in peripheral vascular and cardiovascular procedures by radiologists, vascular surgeons and cardiologists. Our neurovascular operating segment contains products that are used primarily by neuroradiologists and neurosurgeons.
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
The following is segment information (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales
Peripheral vascular:
Atherectomy	$22,700	$—
Stents	24,032	19,806
Thrombectomy and embolic protection	5,955	6,218
Procedural support and other	11,426	10,467

Total Peripheral vascular	$64,113	$36,491

Neurovascular:
Embolic products	$17,864	$12,926
Neuro access and delivery products and other	13,073	12,082

Total Neurovascular	$30,937	$25,008

Research collaboration	$6,207	$—

Total net sales	$101,257	$61,499

Gross profit
Peripheral vascular	$40,408	$21,962
Neurovascular	22,672	19,080
Research collaboration	4,559	—

Total	$67,639	$41,042

Operating expense	113,415	50,686

Loss from operations	$(12,158)	$(9,644)

	March 30, 2008	December 31, 2007
Total assets
Peripheral vascular	$912,351	$936,348
Neurovascular	152,050	150,758

Total	$1,064,401	$1,087,106

The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Geographic Data
Net sales
United States	$66,452	$35,140
International	34,805	26,359

Total net sales	$101,257	$61,499

	March 30, 2008	December 31, 2007
Long-lived assets
United States	$37,077	$37,015
International	1,009	970

Total long-lived assets	$38,086	$37,985

14. Related Party Transaction
During the second quarter 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two-year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), who collectively owned over 50% of our outstanding common stock at that time and together with Vertical Group, L.P. (“Vertical”) have two designees on our board of directors, owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. During the three months ended March 30, 2008, Lepu purchased peripheral vascular products from us totaling approximately $1.1 million that we recognized as revenue during such period and, as of March 30, 2008, owed us approximately $756,000 that is included in accounts receivable.
15. Loss Per Share
The following outstanding options were excluded from the computation of diluted loss per share as they had an antidilutive effect:

	March 30, 2008	April 1, 2007
Options	10,577,312	5,784,807

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings “Forward-Looking Statements” below. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.
Business Overview
We are a leading global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders. Within the endovascular market, we have targeted our business strategy efforts on the peripheral vascular and neurovascular markets, which we believe offer higher growth potential with fewer entrenched competitors than other markets. We are focused on emerging and under-innovated opportunities which treat peripheral and neurovascular patients around the world, a strategy that we believe allows us to compete with smaller companies that have narrow product lines and lack an international sales force and infrastructure, yet also compete with larger companies that do not have our focus and agility.
We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. We intend to capitalize on this market opportunity by the continued introduction of new products. We expect to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with acquisitions or other external collaborations. In October 2007, we acquired FoxHollow Technologies, Inc. FoxHollow’s principal product is the SilverHawk Plaque Excision System, which is a minimally invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. Additionally, our growth has been, and will continue to be, impacted by our expansion into new geographic markets and the expansion of our direct sales organization in existing geographic markets.
Our product portfolio includes a broad spectrum of over 100 products consisting of over 1,000 SKUs to treat vascular disease in both the peripheral vascular and neurovascular markets, including stents, atherectomy and thrombectomy products, PTA balloons, embolic protection devices, infusion catheters/wires, embolic coils and liquid embolics. As a result of our FoxHollow acquisition, we also are engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease.
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
We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships in the United States, Canada and selected international markets. Our corporate headquarters and our principal manufacturing, research and development, and U.S. sales operations for our peripheral vascular product line are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Our FoxHollow atherectomy and thrombectomy products are currently manufactured in Redwood City, California. However, in order to streamline our operations and improve efficiencies, we plan to relocate the sales, manufacturing and research and development activities performed in Redwood City to our existing facilities located in Plymouth, Minnesota and Irvine, California. We expect the closure of the Redwood City facility to be completed in the third quarter 2008. Outside of the United States, our primary office is in Paris, France.
We sell our products in more than 60 countries and have dedicated substantial resources to building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 385 sales professionals as of March 30, 2008 in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 86% of our net sales during the first quarter 2008, with the balance generated by independent distributors.
Since our acquisition of FoxHollow, we have spent considerable time and resources integrating our two operations, including in particular, our U.S. peripheral vascular sales force, and training our combined sales force on our combined product offering and cross-selling opportunities. We reduced the number of our U.S. peripheral vascular sales representatives from approximately 328 at the time of our acquisition of FoxHollow to approximately 190 as of March 30, 2008.
We also have focused on our international strategy for SilverHawk by training physicians, establishing key opinion leaders, conducting European clinical research and developing specific product and procedure reimbursement strategies to support the broad dissemination of the atherectomy procedure and our products. In April 2008, we received European CE Mark approval for the RockHawk device. This approval gives us the ability to market the device in the EU for both surgical and endovascular indications.
In order to drive sales growth, we have invested heavily throughout our history in not only the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals. A significant portion of our net sales has historically been, and we expect to continue to be, attributable to new and enhanced products. During 2007, we launched our Protégé RX Carotid Stents, additional lengths in our EverFlex family of stents and our SilverHawk LS-M and MS-M products in the United States for the peripheral vascular market and our Axium coil for the neurovascular market. To date, in 2008, we have launched the SilverHawk LX-M device in the United States and received FDA clearance for our RockHawk Atherectomy System for surgical use and the 5mm diameter Protégé EverFlex Self-Expanding Stent System for use in the biliary. During the remainder of 2008, we expect to continue our focus to further validate the clinical and competitive benefits of our technology platforms to drive new and enhanced products.
Summary of First Fiscal Quarter 2008 Financial Results and Outlook
Our financial results of the first fiscal quarter 2008 continued to be substantially and adversely affected by the completion of our FoxHollow acquisition and difficulties in integrating the combined businesses. Our U.S. peripheral vascular business in particular was negatively impacted by greater than anticipated sales force integration challenges related to the FoxHollow acquisition and elevated customer inventory levels of SilverHawk products. Although we believe that certain actions we have taken, including eliminating a layer of sales management and optimizing the size of our U.S. peripheral vascular sales organization, will enable us to overcome the integration challenges and support our future growth objectives, no assurance can be provided that such actions will do so and we still expect such challenges and factors to continue to adversely affect our net sales into the second half of 2008.
We remain confident in the strategic and financial rationale for our FoxHollow acquisition. One of the key benefits of the acquisition was the opportunity to combine two experienced sales forces with well-established physician relationships and to leverage the combined company’s expanded product portfolio to increase sales through cross-selling opportunities. During the remainder of 2008, we intend to focus on expanding our position in the peripheral vascular market by offering a full complement of innovative products through our large direct sales organization, taking advantage of cross-selling opportunities and leveraging our agreements with Novation to gain access to new customers, continuing our expansion in international markets, investing in development of next generation products, such as the RockHawk, and supporting the necessary clinical trial initiatives to drive broader product and procedure adoption and to bring new products to market. We also intend to focus on improving sales execution and operational efficiency.
Our first fiscal quarter 2008 results and financial condition included the following items of significance, some of which we expect may also affect our results and financial condition during the remainder of 2008:
•	Our net sales increased 65% to $101.3 million in the three months ended March 30, 2008 compared to the three months ended April 1, 2007 reflecting sales growth in each of our reportable business segments and geographic markets. In particular, our sales growth was positively affected by our acquisition of FoxHollow, an increase in sales of our neurovascular products and EverFlex self-expanding stents and increased market penetration of products introduced during the past two years. Our net sales in the three months ended March 30, 2008 included $22.7 million of net sales from our FoxHollow products and $6.2 million from our research collaboration activities with Merck.

•	Net sales of our peripheral vascular products increased 76% to $64.1 million in the three months ended March 30, 2008 compared to the three months ended April 1, 2007 primarily as a result of our acquisition of FoxHollow and increased market penetration of our EverFlex, and to a lesser extent, partially offset by sales declines in older generation products. We expect our peripheral vascular sales to increase during the remainder of 2008 as compared to the same period last year primarily as a result of our FoxHollow acquisition, increased cross-selling opportunities as a result of our acquisition of FoxHollow, the introduction of our atherectomy products into international markets, additional market penetration of products launched during the past two years and new product introductions anticipated in 2008.

•	Net sales of our neurovascular products increased 24% to $30.9 million in the three months ended March 30, 2008 compared to the three months ended April 1, 2007 primarily as a result of the launch of our Axium coil and continued market penetration of our Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, or AVMs. We expect our neurovascular net sales to increase during the remainder of 2008 as compared to the same period in 2007 due to market growth, developing new customer accounts, additional market penetration of products launched during the past two years, and new product introductions anticipated in 2008, including our Solitaire Flow Restoration stent which we have started to selectively commercialize in Europe.

•	As a result of our FoxHollow acquisition, we recognize research collaboration revenue and incur research collaboration expense from our collaboration and license agreement with Merck. Research collaboration revenue was $6.2 million and research collaboration expense was $1.6 million in the three months ended March 30, 2008. As a result of Dr. Simpson’s resignation from our board of directors in February 2008, Merck has the right to terminate the collaboration and license agreement at any time within six months of Dr. Simpson’s resignation. We expect that research collaboration expense will fluctuate in absolute dollars and as a percentage of our research collaboration revenue as the amount of services we perform under the agreement will vary from period to period.

•	Approximately 34% of our net sales during the three months ended March 30, 2008 were generated outside of the United States compared to 43% during the three months ended April 1, 2007. This decrease was due primarily to our increased U.S. net sales as a result of the FoxHollow acquisition. International growth was driven by an increase in market penetration of the EverFlex family of stents and by the launch of the Axium coil. Changes in foreign currency exchange rates had a positive impact of $2.6 million on our first fiscal quarter 2008 net sales as compared to a positive impact of $1.4 million on our first fiscal quarter 2007 net sales, principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.

•	In our peripheral vascular segment, product cost of goods sold as a percentage of product sales decreased to 37% in the three months ended March 30, 2008 compared to 40% in the three months ended April 1, 2007 primarily attributable to increased sales volume and to a lesser extent, improved manufacturing efficiencies. In our neurovascular segment, product cost of goods sold as a percentage of product sales increased to 27% in the three months ended March 30, 2008 compared to 24% in the three months ended April 1, 2007 primarily attributable to higher manufacturing costs related to new product introductions.

•	Our operating expenses increased 59% in the three months ended March 30, 2008 compared to the three months ended April 1, 2007 primarily as a result of our acquisition of FoxHollow. We expect our sales, general and administrative expenses, research and development expense and amortization of intangible assets to increase in absolute dollars in the remainder of 2008 as compared to the same period in 2007. We expect sales, general and administrative expenses and research and development expense to decline as a percentage of net sales. The resignation of our former chairman, president and chief executive officer in April 2008, will result in the recognition of approximately $1.7 million of non-cash stock-based compensation expense which will be recorded as sales, general and administrative expense in second quarter 2008 as a result of accelerated vesting of certain stock options and awards and the extension of the exercise period on certain stock options.

•	Our net loss for 2008 increased to $9.8 million, or $0.09 per share, in the three months ended March 30, 2008 compared to $9.5 million, or $0.17 per share, in the three months ended April 1, 2007. Our focus for the remainder of 2008 is to improve our profitability.

•	Our cash, cash equivalents and short-term investments available to fund our current operations were $57.0 million at March 30, 2008. We believe our cash, cash equivalents, short-term investments and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended		Percent
	March 30, 2008	April 1, 2007	Change
Results of Operations:
Sales
Product sales	$95,050	$61,499	54.6%
Research collaboration	6,207	—	NM

Net sales	101,257	61,499	64.6%
Operating expenses:
Product cost of goods sold (a)	31,970	20,457	56.3%
Research collaboration	1,648	—	NM
Sales, general and administrative (a)	59,828	39,137	52.9%
Research and development (a)	11,726	7,433	57.8%
Amortization of intangible assets	8,243	4,100	101.0%
Loss on sale of assets, net	—	16	NM

Total operating expenses	113,415	71,143	59.4%
Loss from operations	(12,158)	(9,644)	26.1%
Other income:
Interest income, net	(441)	(109)	NM
Other income, net	(2,432)	(317)	NM

Loss before income taxes	(9,285)	(9,218)	0.7%
Income tax expense	485	276	NM

Net loss	$(9,770)	$(9,494)	2.9%

Net loss per common share (basic and diluted)	$(0.09)	$(0.17)

Weighted average shares outstanding	104,094,790	57,514,255

(a) Includes stock-based compensation charges of:

Product cost of goods sold	$297	$158
Sales, general and administrative	3,594	1,859
Research and development	840	182

	$4,731	$2,199

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended		Percent
	March 30, 2008	April 1, 2007	Change
NET SALES BY SEGMENT:
Peripheral vascular:
Atherectomy	$22,700	$—	NM
Stents	24,032	19,806	21.3%
Thrombectomy and embolic protection	5,955	6,218	(4.2)%
Procedural support and other	11,426	10,467	9.2%

Total Peripheral vascular	$64,113	$36,491	75.7%
Neurovascular:
Embolic products	17,864	12,926	38.2%
Neuro access and delivery products and other	13,073	12,082	8.2%

Total Neurovascular	$30,937	$25,008	23.7%

Research collaboration:	$6,207	$—	NM

Total net sales	$101,257	$61,499	64.6%

	Three Months Ended		Percent
	March 30, 2008	April 1, 2007	Change
NET SALES BY GEOGRAPHY:
United States	$66,452	$35,140	89.1%
International
Before foreign exchange impact	32,166	26,359	22.0%
Foreign exchange impact	2,639	—	NM

Total	34,805	26,359	32.0%

Total net sales	$101,257	$61,499	64.6%

Comparison of the Three Months Ended March 30, 2008 to the Three Months Ended April 1, 2007
Net sales. Net sales increased 65% to $101.3 million in the three months ended March 30, 2008 compared to $61.5 million in the three months ended April 1, 2007, reflecting sales growth in each of our reportable business segments and geographic markets. In particular, our sales growth was positively affected by our FoxHollow acquisition, an increase in sales of our neurovascular products and EverFlex self-expanding stents and increased market penetration of products introduced during the past two years. Our net sales in the three months ended March 30, 2008 included $22.7 million of net sales from our FoxHollow products and $6.2 million from our research collaboration activities with Merck.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 76% to $64.1 million in the three months ended March 30, 2008 compared to $36.5 million in the three months ended April 1, 2007. This sales growth was primarily the result of our FoxHollow acquisition, and to a lesser extent, increased market penetration of our EverFlex stent. First fiscal quarter 2008 net sales included $22.7 million of FoxHollow product sales. Net sales in our stent product line increased 21% to $24.0 million in the three months ended March 30, 2008 compared to $19.8 million in the three months ended April 1, 2007. This increase was attributable to increased market penetration of our EverFlex stent partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices decreased 4% to $6.0 million in the three months ended March 30, 2008 compared to $6.2 million in the same period of 2007 largely due to declines in sales of our SpiderFX Embolic Protection Device and older generation products, partially offset by sales of the Rinspirator product as a result of the acquisition of FoxHollow. Net sales of our procedural support and other products increased 9% to $11.4 million in the three months ended March 30, 2008 compared to $10.5 million in the three months ended April 1, 2007 largely due to the increased market penetration of PTA balloon catheters in the United States, partially offset by declines in older generation products.
Net sales of neurovascular products. Net sales of our neurovascular products increased 24% to $30.9 million in the three months ended March 30, 2008 compared to $25.0 million in the three months ended April 1, 2007, primarily as a result of the launch of the Axium coil and continued market penetration of the Onyx Liquid Embolic System for the treatment of brain AVMs. Net sales of our embolic products increased 38% to $17.9 million in the three months ended March 30, 2008 compared to $12.9 million in the same period of 2007 primarily due to the launch of the Axium coil and increased market penetration of the Onyx Liquid Embolic System, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 8% to $13.1 million in the three months ended March 30, 2008 compared to $12.1 million in the same period in 2007 largely as a result of volume increases across multiple product lines including our guidewires, catheters and neuro balloons.
Research collaboration (revenue). Revenue from our research collaboration with Merck was $6.2 million for the three months ended March 30, 2008.
Net sales by geography. Net sales in the United States increased 89% to $66.5 million in the three months ended March 30, 2008 compared to $35.1 million in the three months ended April 1, 2007 and was driven mainly by the acquisition of FoxHollow. International net sales increased 32% to $34.8 million in the three months ended March 30, 2008 compared to $26.4 million in the three months ended April 1, 2007 and represented 34% and 43% of our total net sales during the three months ended March 30, 2008 and April 1, 2007, respectively. International growth was driven by an increase in market penetration of the EverFlex family of stents and by the launch of the Axium coil. Our international net sales in the three months ended March 30, 2008 included a favorable currency impact of approximately $2.6 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.
Product cost of goods sold. As a percentage of net sales, product cost of goods sold slightly increased to 34% of net sales in the three months ended March 30, 2008 compared to 33% of net sales in the three months ended April 1, 2007. This increase was primarily attributable to higher manufacturing costs related to new product introductions partially offset by increased sales volume and to a lesser extent, improved manufacturing efficiencies. In our peripheral vascular segment, product cost of goods sold as a percent of net sales decreased to 37% in the three months ended March 30, 2008 compared to 40% in the three months ended April 1, 2007 primarily attributable to increased sales volume and to a lesser extent, improved manufacturing efficiencies. In our neurovascular segment, product cost of goods sold as a percent of net sales increased to 27% in the three months ended March 30, 2008 compared to 24% in the three months ended April 1, 2007 primarily attributable to higher manufacturing costs related to new product introductions.
Sales, general and administrative expense. Sales, general and administrative expenses increased 53% to $59.8 million in the three months ended March 30, 2008 compared to $39.1 million in the three months ended April 1, 2007 primarily as a result of our acquisition of FoxHollow. Included in the increase was higher personnel and travel costs of $13.1 million due to increases in ev3 legacy staffing levels and the consolidated sales force as a result of our acquisition of FoxHollow, an additional $3.9 million of other costs related to FoxHollow not present in the same quarter of prior year, and a $1.7 million increase in non-cash stock-based compensation costs. Sales, general and administrative expenses as a percentage of net sales declined to 59% of net sales in the three months ended March 30, 2008 compared to 64% of net sales in the three months ended April 1, 2007 as a result of cost synergies implemented in the fourth quarter 2007 and increased net sales.
Research and development. Research and development expense increased 58% to $11.7 million in the three months ended March 30, 2008 compared to $7.4 million in the three months ended April 1, 2007. This increase was primarily due to the acquisition of FoxHollow and to a lesser extent, increases in personnel costs to support higher levels of research and development and clinical study activities. Research and development expense was 12% of net sales in each of the three months ended March 30, 2008 and April 1, 2007.
Amortization of intangible assets. Amortization of intangible assets increased 101% to $8.2 million in the three months ended March 30, 2008 compared to $4.1 million in the three months ended April 1, 2007 primarily as a result of the amortization of intangible assets purchased in connection with our acquisition of FoxHollow and the amortization of our Invatec distribution rights which we received in February 2007. See Note 9 to our consolidated financial statements contained elsewhere in this report.
Interest income, net. Interest income, net was $441,000 in the three months ended March 30, 2008 compared to $109,000 in the three months ended April 1, 2007. This increase was due primarily to interest earned on higher average cash and short-term investment balances. We expect interest income, net to decline over the remainder of 2008 as a result of declining interest rates.
Other income, net. Other income, net was $2.4 million in the three months ended March 30, 2008 compared to $317,000 in the three months ended April 1, 2007. The other income, net in each of the three months ended March 30, 2008 and April 1, 2007 was primarily due to net foreign currency exchange rate gains.

Income tax expense. We incurred modest levels of income tax expense in each of the three months ended March 30, 2008 and April 1, 2007 related to certain of our European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the three months ended March 30, 2008 or April 1, 2007 due to our history of operating losses.
Liquidity and Capital Resources

	March 30,	December 31,
Balance Sheet Data	2008	2007
	(in thousands)
Cash and cash equivalents	$49,300	$81,060
Short-term investments	7,700	9,744
Total current assets	208,710	228,370
Total assets	1,064,401	1,087,106
Total current liabilities	100,919	119,159
Total liabilities	110,174	128,625
Total stockholders’ equity	954,227	958,481
Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund our current operations were $57.0 million and $90.8 million at March 30, 2008 and December 31, 2007, respectively. We believe our cash, cash equivalents, short-term investments and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.
Operating activities. Cash used in operations during the three months ended March 30, 2008 was $31.0 million compared to $10.8 million during the three months ended April 1, 2007, reflecting primarily our net loss and increased working capital requirements during the periods. During the three months ended March 30, 2008, our net loss included approximately $15.9 million of non-cash charges for depreciation and amortization and non-cash stock-based compensation expense as compared with $8.1 million during the first quarter 2007. As a result of our acquisition of FoxHollow, non-cash charges increased $5.1 million and $1.7 million related to the amortization of acquired intangible assets and non-cash stock-based compensation expense, respectively. Working capital decreased approximately $29.5 million in first quarter 2008 as compared to the first quarter 2007. Certain non-recurring items contributed to the decrease in working capital and included an increase in deferred revenue of $6.2 million associated with our research collaboration agreement with Merck, an increase in accrued litigation of $15.4 million as a result of our coil litigation settlement and an increase in the restructuring accrual of $2.9 million which was related to our acquisition of FoxHollow offset by reductions in various other miscellaneous accruals. Subsequent to the end of first quarter 2008, we paid approximately $15.4 million related to the coil litigation settlements and $7.5 million related to the Dendron earn-out contingency. See Note 12 to our consolidated financial statements included elsewhere in this report. We expect that our operations will continue to use cash during the remainder of 2008.
Investing activities. Cash used in investing activities was $1.7 million and $1.5 million during the three months ended March 30, 2008 and April 1, 2007, respectively. During the three months ended March 30, 2008, we purchased $3.1 million of property and equipment. We also received $2.0 million in proceeds from the sale of short-term investments. During the three months ended April 1, 2007, we purchased $1.9 million of property and equipment and $6.5 million of distribution rights related to our agreement with Invatec. We also received $6.8 million in proceeds from the sale of short-term investments. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment during the balance of 2008.
Financing activities. Cash provided by financing activities was $382,000 during the three months ended March 30, 2008, generated primarily from proceeds from stock option exercises and employee stock purchases and offset by payments on our term loan with Silicon Valley Bank. During the three months ended April 1, 2007, cash provided by financing activities was $7.0 million and was generated primarily from proceeds of borrowings under our amended increased equipment term loan with Silicon Valley Bank and from stock option exercises.
Contractual cash obligations. Our contractual cash obligations as of December 31, 2007 are set forth in our annual report on Form 10-K for the year ended December 31, 2007. There were no material changes in our contractual cash obligations since that date through March 31, 2008.
Financing history. We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $199.4 million, have resulted in an accumulated deficit of $790.8 million as of March 30, 2008. Historically, our liquidity needs have been met through a series of preferred investments, demand notes payable issued to two of our principal shareholders, our June 2005 initial public offering, our April 2007 secondary public offering and our bank financing with Silicon Valley Bank.
Credit facility. Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. (collectively, the “Borrowers”), are parties to a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), consisting of a $30.0 million revolving line of credit and a $12.5 million equipment financing advance. As of March 30, 2008, we had $4.8 million in outstanding borrowing under the Equipment Advance A and $4.3 million in outstanding borrowing under the Equipment Advance B and no outstanding borrowings under the revolving line of credit; however, we had approximately $2.6 million of outstanding letters of credit issued by SVB, which reduces the maximum amount available under our revolving line of credit to approximately $27.4 million. The revolving line of credit expires in June 2008, and Equipment Advance A matures in June 2010 while Equipment Advance B matures on the last day of March 2011. We refer you to the information contained in Note 10 to our consolidated financial statements for further discussion of our existing financing arrangements.
Other liquidity information. We refer you to the information contained in Note 12 to our consolidated financial statements for further discussion of earn-out contingencies as a result of our acquisition of Dendron and contingencies as a result of our acquisitions of Appriva and FoxHollow. We are currently in litigation regarding certain matters relating to our acquisitions of Appriva and FoxHollow. The outcome of such litigation may materially affect our future liquidity.
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of pending and threatened litigation. We believe that our cash, cash equivalents, short-term investments and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. However, there is no assurance that additional funding will not be needed prior to such time. In the event that we require additional working capital to fund future operations and any future acquisitions, we may sell shares of our common stock or other equity securities, sell debt securities, enter into additional credit and financing arrangements with one or more independent institutional lenders. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately complement our existing product portfolio.
Credit risk. At March 30, 2008, our accounts receivable balance was $77.9 million, compared to $66.2 million at December 31, 2007. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of March 30, 2008, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce our cash flow from operations. Subsequent to our initial public offering in June 2005, we have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.

Related Party Transactions
We refer you to the information contained in Note 14 to our consolidated financial statements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our annual report on Form 10-K for the year ended December 31, 2007.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (SFAS No. 141(R)) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2009 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.
SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 was effective for us beginning in 2008. Based upon our assessment of our financial assets and liabilities, we did not elect to implement the provisions of SFAS 159 and therefore the adoption of SFAS 159 did not have an impact on our results of operations and financial condition.
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
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	History of operating losses, negative cash flow and failure to achieve future profitability;

•	Continued difficulties in integrating FoxHollow’s operations and failure to realize anticipated cost savings, net sales and other potential benefits of the acquisition in a timely manner or at all;

•	Continued elevated customer inventory levels of our SilverHawk product which have adversely affected our sales;

•	Potential loss of revenue if Merck exercises its option to terminate our collaboration and license agreement as a result of John B. Simpson, M.D. Ph.D. resigning from our board of directors in February 2008;

•	Changes in and failure to retain or replace senior management or other key employees and the avoidance of business disruption and employee distraction as we execute our restructuring activities, including the closing of our Redwood City, California facility and our recent previous reductions in sales personnel;

•	Ability to implement, fund and achieve sustainable cost savings measures that will better align our operating expenses with our anticipated net sales levels and reallocate resources to better support growth initiatives;

•	Failure to renew our revolving line of credit which matures in June 2008 or obtain additional capital when needed or on acceptable terms;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Lack of market acceptance of new products;

•	Decreased demand for our SilverHawk product;

•	Delays in product introduction;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Disruption in our ability to manufacture our products, especially as we transition manufacturing capabilities from our Redwood City, California facility to our Plymouth, Minnesota and Irvine, California facilities;

•	Ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•	Failure to integrate effectively newly acquired operations, including most recently FoxHollow’s operations;

•	Incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Failure to comply with applicable laws and regulations, to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all and to market our products in an appropriate manner;

•	Adverse changes in applicable laws or regulations;

•	Exposure to adverse side effects from our products and product liability claims;

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Fluctuations in quarterly operating results as a result of seasonality and other items, such as the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; changes in average selling prices; the number and mix of products sold in the quarter; the availability and cost of components and materials; and costs, benefits and timing of new product introductions;

•	Obligation to make significant milestone payments not currently reflected in our financial statements;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain countries;

•	Loss of customers;

•	Expiration or termination of our distribution agreement with Invatec S.r.l. and our inability to commercially launch on a timely basis our own products to replace the Invatec products we distribute or any disruption in the supply of products of Invatec S.r.l. that we distribute or our relationship with Invatec;

•	Dependence upon a few of our products to generate a large portion of our net sales and exposure if drug-eluting stents become a dominant therapy in the peripheral vascular stent market and we are not able to develop or acquire a drug-eluting stent to market and sell;

•	Failure to develop innovative and successful new products and technologies;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Inability to meet performance enhancement objectives, including efficiency and cost reduction strategies;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Absence of expected returns from the amount of intangible assets we have recorded;

•	Changes in generally accepted accounting principles and changes resulting from the application of the purchase method of accounting relating to our acquisition of FoxHollow;

•	Effects of pending and threatened litigation;

•	Conditions and changes in medical device industry or in general economic and business conditions;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A. Risk Factors” on pages 31 through 55 of such report and “Part II – Item 1A. Risk Factors contained in this report.
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
Interest Rate Risk
Borrowings under our revolving line of credit bear interest at a variable rate equal to Silicon Valley Bank’s prime rate. Borrowings under the equipment line bear interest at a variable rate equal to Silicon Valley Bank’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of March 30, 2008, we had no borrowings under our revolving line of credit and had $9.1 million in borrowings under the equipment line. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $57,000 on an annual basis.
At March 30, 2008, cash and short-term investments were $57.0 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $219,000 on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 23% of our net sales were denominated in foreign currencies in the three ended March 30, 2008. Although we expect the percentage of net sales denominated in foreign currencies to decrease during the remainder of 2008 compared to the same period of 2007 as a result of our acquisition of FoxHollow, we currently expect that net sales denominated in foreign currencies will continue to represent a significant percentage of our net sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.
Approximately 76% of our net sales denominated in foreign currencies in the three months ended March 30, 2008, were derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen. Our principal foreign currency exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded foreign currency transaction gains of $2.4 million and $336,000 in the three months ended March 30, 2008 and April 1, 2007, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings in Note 12 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A. Risk Factors,’ which could materially adversely affect our business, financial condition or operating results. There has been no material change in those risk factors, other than the fact that we subsequently have entered into written agreements to settle patent infringement and other litigation with The Regents of the University of California and Boston Scientific Corporation and other than the revised risk factor below:
We manufacture our products at single locations. Any disruption in these manufacturing facilities, any patent infringement claims with respect to our manufacturing process or otherwise any inability to manufacture a sufficient number of our products to meet demand could adversely affect our business and operating results.
We rely on our manufacturing facilities in Plymouth, Minnesota and in Irvine, California. We plan to relocate the sales, manufacturing and research and development activities performed in our Redwood City facility to our existing facilities located in Plymouth, Minnesota and Irvine, California. We expect the closure of the Redwood City facility to be completed in the third quarter 2008. During this transition, we may experience difficulties that could impact our ability to meet the demand for our FoxHollow products, which could adversely affect our operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the three months ended March 30, 2008, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of ev3 or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of our common stock during the three months ended March 30, 2008.

	Total Number		Total Number of Shares	Maximum Number of
	of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced Plans or	Purchased Under the
Period	Purchased (1)	Per Share	Programs (2)	Plans or Programs (2)
Month # 1	—	N/A	N/A	N/A
(January 1, 2008 – February 3, 2008)
Month # 2	1,697	$8.35	N/A	N/A
(February 4, 2008 – March 2, 2008)
Month # 3	—	N/A	N/A	N/A
March 3, 2008 – March 30, 2008)

Total:	1,697	$8.35	N/A	N/A

(1)	Consists of shares repurchased from employees in connection with the required payment of withholding or employment-related tax obligations due in connection with the vesting of restricted stock awards.

(2)	Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than an indefinite number of shares in connection with the cashless exercise of outstanding stock options and the surrender of shares of common stock upon the issuance or vesting of stock grants to satisfy any required withholding or employment-related tax obligations.
Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 30, 2008.
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

May 7, 2008	ev3 Inc.
	By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

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