Form 10-Q
period 2008-06-29
ev3 Inc.
filed 2008-08-06
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
As of August 1, 2008, there were 105,781,799 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended June 29, 2008

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
In this report, references to “ev3,” the “company,” “we,” “our” or “us” in this report, unless the context otherwise requires, refer to ev3 Inc. and its subsidiaries.
All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 29,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$38,749	$81,060
Short-term investments	—	9,744
Accounts receivable, less allowances of $7,826 and $6,783, respectively	73,726	66,170
Inventories, net	65,356	64,044
Prepaid expenses and other assets	4,096	6,371
Other receivables	1,726	981

Total current assets	183,653	228,370
Restricted cash	1,736	2,204
Property and equipment, net	34,840	37,985
Goodwill	594,238	586,648
Other intangible assets, net	205,616	231,000
Other assets	536	899

Total assets	$1,020,619	$1,087,106

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,214	$21,511
Accrued compensation and benefits	30,704	35,301
Accrued liabilities	23,752	49,429
Deferred revenue	4,128	9,347
Current portion of long-term debt	3,571	3,571

Total current liabilities	80,369	119,159
Long-term debt	4,643	6,429
Other long-term liabilities	4,488	3,037

Total liabilities	89,500	128,625

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued and outstanding: 105,633,613 shares at June 29, 2008 and 105,078,769 at December 31, 2007	1,056	1,051
Additional paid in capital	1,748,911	1,739,064
Accumulated deficit	(818,231)	(781,039)
Accumulated other comprehensive loss	(617)	(595)

Total stockholders’ equity	931,119	958,481

Total liabilities and stockholders’ equity	$1,020,619	$1,087,106

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Sales

Product sales	$101,509	$65,396	$196,559	$126,895
Research collaboration	6,208	—	12,415	—

Net sales	107,717	65,396	208,974	126,895

Operating expenses:
Product cost of goods sold	34,290	22,362	66,260	42,819
Research collaboration	1,899	—	3,547	—
Sales, general and administrative	65,936	40,882	125,764	80,019
Research and development	14,054	11,323	25,780	18,756
Amortization of intangible assets	7,941	3,864	16,184	7,964
Intangible asset impairment	10,459	—	10,459	—
Gain on sale or disposal of assets, net	—	(1,004)	—	(988)

Total operating expenses	134,579	77,427	247,994	148,570
Loss from operations	(26,862)	(12,031)	(39,020)	(21,675)

Other (income) expense:
Realized and unrealized gains on investments, net	(400)	—	(400)	—
Interest (income) expense, net	85	(297)	(356)	(406)
Other (income) expense, net	345	(195)	(2,087)	(512)

Loss before income taxes	(26,892)	(11,539)	(36,177)	(20,757)

Income tax expense	530	332	1,015	608

Net loss	$(27,422)	$(11,871)	$(37,192)	$(21,365)

Earnings per share:
Net loss per common share (basic and diluted)	$(0.26)	$(0.20)	$(0.36)	$(0.37)

Weighted average shares outstanding (basic and diluted)	104,247,782	59,543,827	104,176,206	58,529,041

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
Operating activities
Net loss	$(37,192)	$(21,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,044	11,574
Provision for bad debts and sales returns	2,304	661
Provision for inventory obsolescence	5,367	2,175
Patent rights impairment charge	595	—
Gain on disposal of assets	(49)	(988)
Gain on sale of investment	(351)	—
Stock compensation expense	8,623	4,859
Intangible asset impairment	10,459	—
Change in operating assets and liabilities:
Accounts receivable	(9,064)	(11,587)
Inventories	(7,798)	(4,349)
Prepaid expenses and other assets	2,380	646
Accounts payable	(3,714)	(2,365)
Accrued expenses and other liabilities	(32,975)	3,520
Deferred revenue	(4,915)	—

Net cash used in operating activities	(44,286)	(17,219)

Investing activities
Proceeds from sale of short-term investments	9,744	6,900
Purchase of property and equipment	(6,443)	(3,519)
Purchase of patents and licenses	(1,853)	(1,079)
Purchase of distribution rights	—	(6,500)
Proceeds from sale of assets	49	2,005
Payments for acquisition of FoxHollow, net of cash acquired	(127)	—
Change in restricted cash	524	722

Net cash provided by (used in) investing activities	1,894	(1,471)
Financing activities
Proceeds from issuance of common stock	—	44,653
Proceeds from issuance of debt	—	5,000
Payments on long-term debt	(1,786)	(1,072)
Payments on capital lease obligations	(77)	(68)
Debt issuance costs	203	—
Proceeds from exercise of stock options	682	4,043
Proceeds from employee stock purchase plan	859	—
Other	(312)	—

Net cash provided by (used in ) financing activities	(431)	52,556

Effect of exchange rate changes on cash	512	—

Net increase (decrease) in cash and cash equivalents	(42,311)	33,866
Cash and cash equivalents, beginning of period	81,060	24,053

Cash and cash equivalents, end of period	$38,749	$57,919

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
ev3 Inc. (“we,” “our” or “us”) is a global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders. We develop, manufacture and/or market a wide range of products that include stents, atherectomy and thrombectomy products, balloon angioplasty catheters, microcatheters and occlusion balloon systems, embolic protection devices, infusion catheters/wires, embolic coils and liquid embolics. We market our products in the United States, Europe, Canada and other countries through a direct sales force and through distributors in certain other international markets and in the United States. As a result of our acquisition of FoxHollow Technologies, Inc. (“FoxHollow”) in October 2007 (see Notes 2 and 5), we develop, manufacture and market atherectomy and thrombectomy products and until recently were engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease (see Note 10).
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
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the second fiscal quarters of 2008 and 2007 ended on June 29 and July 1, respectively.
FoxHollow
The acquisition of FoxHollow was completed on October 4, 2007. The consolidated interim financial statements for the three and six months ended June 29, 2008 included herein include results from our FoxHollow subsidiary. The consolidated interim financial statements for the three and six months ended July 1, 2007 included herein do not include results from FoxHollow since the acquisition occurred after the end of the second fiscal quarter 2007.
Accounting Changes
On January 1, 2008, we adopted Statement Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. See Note 3 for further discussion of the impact the adoption of SFAS 157 had on our results of operations and financial condition for the three and six months ended June 29, 2008. SFAS 157 for non-financial assets is effective for fiscal years beginning after November 15, 2008 and we are currently evaluating the impact the application of SFAS 157 will have on our consolidated financial statements as it relates to our non-financial assets and liabilities.
On January 1, 2008, we adopted Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”) that provides guidance on the accounting for upfront payments related to goods and services purchased for research and development activities. The implementation of EITF 07-3 did not have a material impact on our results of operations and financial condition based on existing arrangements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 29, 2008, we did not hold any short-term investments measured at fair value on a recurring basis. As of December 31, 2007, our short-term investments consisted of U.S. Government securities as well as floating rate taxable municipal and corporate bonds. We had the option to put the bonds to the remarketing agent who was obligated to repurchase the bonds at par. The guaranteed put option was equivalent to a level two input, as the remarketing agent was required to repurchase the bonds at par and as such par represented the exit price in the principal market in which we would transact. The remarketing agent was a leading, international middle-market investment bank and institutional securities firm with demonstrated credit worthiness and as such we believed the remarketing agent would have had the ability to repurchase the bonds if and when we would have elected to exercise our put option. The adoption of SFAS 157 resulted in no impact to any of our financial assets or liabilities which were previously measured at fair value.
4. Stock-Based Compensation
The following table presents the stock-based compensation (in thousands) recorded in our unaudited consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Stock-Based Compensation Charges:

Product cost of goods sold	$179	$187	$476	$345
Sales, general and administrative	3,443	2,207	7,036	4,066
Research and development	270	266	1,111	448

	$3,892	$2,660	$8,623	$4,859

In the six months ended June 29, 2008, we granted options to purchase an aggregate of approximately 1.4 million shares of our common stock, an aggregate of approximately 569,000 shares of restricted stock and an aggregate of approximately 93,000 restricted stock units at a weighted average fair value of $3.24, $8.73 and $8.71, respectively, which will be recognized on a straight-line basis over the requisite service period, which, for the substantial majority of these grants, is four years. As of June 29, 2008, we had options to purchase an aggregate of 10.8 million shares of our common stock outstanding, of which options to purchase an aggregate of 6.5 million shares were exercisable as of such date, 1.3 million shares of restricted stock and 270,000 restricted stock units outstanding.
We had $49.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of June 29, 2008. That cost is expected to be recognized over a weighted-average period of 2.2 years. The resignation of our former chairman, president and chief executive officer on April 6, 2008, resulted in the recognition of approximately $1.5 million of non-cash stock-based compensation expense which we recorded in second quarter 2008 as a result of accelerated vesting of certain stock options and restricted stock awards and the extension of the exercise period on certain stock options. In addition, the forfeiture rates for options and restricted stock units increased from the first quarter which reduced second quarter non-cash stock-based compensation expense by approximately $1.2 million.
5. FoxHollow Acquisition
On October 4, 2007, we acquired FoxHollow Technologies, Inc., a medical device company that designs, develops, manufacturers and sells medical devices primarily for the treatment of peripheral artery disease. FoxHollow was also engaged in a collaborative research project with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease (see Note 10).
We paid $857.0 million to acquire FoxHollow through a combination of common stock, cash and fully vested and partially vested stock options and stock based awards. Changes to goodwill during the second quarter 2008 resulted from finalizing our plan to consolidate our Redwood City, California facility, acquired in the acquisition of FoxHollow, as discussed in Note 6. In accordance with FASB Statement 141, “Business Combinations,” we are required to finalize the purchase price allocation one year from the date of acquisition. In cases where we are waiting on information to establish final fair values of certain assets and liabilities those adjustments to the purchase price allocation will be finalized in the third quarter 2008.
The following table summarizes the preliminary estimate of fair value (in thousands) of the identifiable intangibles assets, goodwill and tangible assets, net of liabilities assumed, that were acquired as part of our acquisition of FoxHollow:

October 4,
2007
Intangible assets	$199,500
Acquired in-process research and development	70,700
Tangible assets acquired, net of liabilities assumed	149,166
Goodwill	437,677

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilities assumed	$857,043

Pro Forma Results of Operations
The unaudited pro forma combined consolidated statement of operations for the three and six months ended July 1, 2007 set forth below combines the unaudited historical results of ev3 for the three and six months ended July 1, 2007, respectively, and the unaudited pro forma results of ev3 and FoxHollow for the three and six months ended July 1, 2007 and gives effect to the acquisition as if it occurred on January 1, 2007. Pro forma adjustments have been made related to amortization of identified intangible assets and interest income to reflect the use of acquired cash at the time of the acquisition. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies. The pro forma financial results below include the results of continuing operations of FoxHollow in its entirety during the periods presented.
The following table contains unaudited pro forma results (in thousands except per share data) for the three and six months ended July 1, 2007, as if the acquisition had occurred at January 1, 2007:

	Three Months Ended		Six Months Ended
	July 1, 2007		July 1, 2007
	Reported	Pro forma	Reported	Pro forma
Net sales	$65,396	$116,016	$126,895	$226,732
Net loss	$(11,871)	$(14,434)	$(21,365)	$(30,420)
Net loss per share:
Basic and diluted	$(0.20)	$(0.14)	$(0.37)	$(0.30)

6. Restructuring
In conjunction with the acquisition of FoxHollow, our management began to assess and formulate a plan to restructure certain activities of FoxHollow and to terminate certain contractual agreements assumed in the acquisition. A significant portion of these costs were related to management’s plan to reduce the workforce and included costs for severance and change of control provisions provided for under certain FoxHollow employment contracts. We reduced the FoxHollow workforce by approximately 130 employees during the fourth quarter 2007 and we plan to substantially complete the reductions by the fourth quarter 2008. Total purchase price adjustments related to restructuring activities were $3.6 million for the six months ended June 29, 2008. Based on updated estimates of related costs we adjusted our restructuring reserves in conjunction with our plans to consolidate our manufacturing and other operations including the closure of our facility located in Redwood City, California, which we acquired in connection with our acquisition of FoxHollow. We have substantially completed the relocation of the sales, manufacturing and research and development activities performed in our Redwood City, California facility to our existing facilities located in Plymouth, Minnesota and Irvine, California. Provisions with respect to the restructuring activities of FoxHollow are recognized under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and are recorded when incurred as purchase price adjustments to the opening FoxHollow balance sheet. For additional discussion of the purchase price allocation, see Note 5.
The following table represents a summary of activity (in thousands) associated with the FoxHollow restructuring accruals that occurred during the six months ended June 29, 2008. The unpaid portions of these costs are included in accrued compensation and benefits and accrued liabilities for the periods presented:

	Purchase Price Adjustments (EITF 95-3)
		Adjustments to
	Balance at	Purchase Price		Balance at
	December 31, 2007	Allocation	Amounts Paid	June 29, 2008
Workforce reductions	$7,605	$1,825	$(5,322)	$4,108
Termination of contractual commitments	2,476	1,777	(60)	4,193

Total	$10,081	$3,602	$(5,382)	$8,301

As part of our restructuring plan, we have also incurred costs related to workforce reductions of the ev3 legacy workforce of approximately 40 employees in the fourth quarter 2007, which are accounted for under FASB Statement 112, “Employers’ Accounting for Postemployment Benefits,” and were recognized in the fourth quarter 2007 when the amounts became probable and estimable.
The following table represents a summary of activity (in thousands) associated with the ev3 legacy restructuring accruals that occurred during the six months ended June 29, 2008. The unpaid portions of these costs are included in accrued compensation and benefits for the periods presented:

	ev3 Legacy Expensed (FAS 112)
		Amounts
	Balance at	Charged to		Balance at
	December 31, 2007	Expense	Amounts Paid	June 29, 2008
Workforce reductions	$999	$—	$(800)	$199

Total	$999	$—	$(800)	$199

7. Inventories
Inventories consist of the following (in thousands):

	June 29, 2008	December 31, 2007
Raw materials	$13,309	$18,003
Work in-progress	5,717	3,946
Finished goods	59,359	53,063

	78,385	75,012
Inventory reserve	(13,029)	(10,968)

Inventory, net	$65,356	$64,044

8. Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 29, 2008	December 31, 2007
Machinery and equipment	$29,006	$27,405
Office furniture and equipment	17,649	16,897
Leasehold improvements	13,828	14,656
Construction in progress	7,389	6,957

	67,872	65,915
Less:
Accumulated depreciation and amortization	(33,032)	(27,930)

Property and equipment, net	$34,840	$37,985

Total depreciation expense for property and equipment was $2.9 million and $5.9 million for the three and six months ended June 29, 2008, respectively, and $1.8 million and $3.6 million for the three and six months ended July 1, 2007, respectively.
9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the six months ended June 29, 2008 are as follows (in thousands):

	Peripheral
	Vascular	Neurovascular	Total
Balance as of December 31, 2007	$501,394	$85,254	$586,648
Adjustment to goodwill related to acquisition of FoxHollow	7,590	—	7,590

Balance as of June 29, 2008	$508,984	$85,254	$594,238

The changes in the carrying amount of goodwill in the six months ended June 29, 2008 were primarily a result of refinements of the costs associated with our plan to rationalize our acquired FoxHollow workforce (see Note 6) and increases in the reserves for the abandonment of property and equipment and leasehold improvements, and the termination of certain leases as a result of the consolidation of the FoxHollow operations.
Other intangible assets consist of the following (in thousands):

	Weighted	June 29, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and licenses	5.0	$14,060	$(5,559)	$8,501	$13,802	$(4,890)	$8,912
Developed technology	10.0	203,416	(58,840)	144,576	202,416	(50,213)	152,203
Trademarks and tradenames	9.0	12,222	(3,956)	8,266	12,222	(3,454)	8,768
Customer relationships	10.0	56,094	(15,531)	40,563	56,094	(13,094)	43,000
Distribution rights	2.5	9,274	(5,564)	3,710	9,274	(3,710)	5,564
Merck exclusivity (see Note 10)	3.3	—	—	—	13,600	(1,047)	12,553

Other intangible assets		$295,066	$(89,450)	$205,616	$307,408	$(76,408)	$231,000

Total amortization of other intangible assets was $7.9 million and $16.1 million for the three and six months ended June 29, 2008, respectively, and $3.9 million and $8.0 million for the three and six months ended July 1, 2007, respectively. The estimated amortization expense (inclusive of amortization expense already recorded for the six months ended June 29, 2008) for the next five years ending December 31 is as follows (in thousands):

2008	$29,196
2009	22,516
2010	19,518
2011	18,104
2012	18,047
10. Intangible Asset Impairment
Merck & Co., Inc. notified us that it was exercising its right to terminate the amended and restated collaboration and license agreement, dated September 26, 2006, between Merck and FoxHollow, effective July 22, 2008. Under the terms of the agreement, which was amended in July 2007 in connection with our acquisition of FoxHollow, Merck had the right to terminate the agreement if John B. Simpson, Ph.D., M.D., FoxHollow’s founder and former chief executive officer, was no longer a director of our company other than in the event of his death or disability. As a result of Dr. Simpson’s resignation from our board of directors in February 2008, Merck had the right to terminate the agreement at any time during the six-month period thereafter. Based upon the status of the ongoing negotiations with Merck, an impairment indicator existed at June 29, 2008. FoxHollow’s agreement to collaborate exclusively with Merck will remain through November 9, 2008, at which time Merck will have an option to extend the exclusivity upon additional payments to FoxHollow. As a result of the termination of the Merck collaboration and license agreement, we recorded an asset impairment charge of $10.5 million during the second quarter 2008 to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow.
11. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 29, 2008	December 31, 2007
Term loan	$8,214	$10,000
Less: current portion	(3,571)	(3,571)

Total long-term debt	$4,643	$6,429

On June 24, 2008, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. (collectively, the “Borrowers”), entered into an amendment (“Amended Facility”) to the existing Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  The Amended Facility consists of a revolving line of credit of $50.0 million with a maturity date of June 25, 2010.  In addition, amounts outstanding under the line of equipment financing were refinanced and consolidated into a $10.0 million term loan with a maturity date of June 23, 2010. We incurred $203,000 of debt issuance costs which will be amortized over the term of the loan. On July 1, 2008, subsequent to the end of the second quarter 2008, the $10.0 million term loan was funded.
Pursuant to the terms of the Loan Agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $10.0 million. As of June 29, 2008, we had approximately $8.2 million in outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit.
Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate.  Borrowings under the term loan bear interest at a variable rate equal to SVB’s prime rate plus 0.5%.   SVB’s prime rate at June 29, 2008 was 5.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears.  Principal amounts outstanding under the term loan will be payable in 48 consecutive equal monthly installments on the last day of each month, commencing August 31, 2008.

Both the revolving line of credit and term loan are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries. When and if borrowings under the revolving line of credit exceed $25.0 million, we are required to move our primary domestic operating accounts, including any lockbox accounts, to SVB.  The Loan Agreement requires us to maintain a specified liquidity ratio, a tangible net worth level (through December 31, 2008) and an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) level (after December 31, 2008). The Loan Agreement contains customary covenants which impose certain limitations on the Borrowers, their subsidiaries and ev3 Inc., including limitations on their ability to: (i) transfer business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens; (vi) pay dividends or make any other distribution on or purchase of any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations. The Borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line of credit.
The Loan Agreement contains customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and during the continuation of an event of default, amounts due under the Loan Agreement may be accelerated. We were in compliance with the covenants at June 29, 2008 and expect to be in compliance with the covenants for the foreseeable future.
Annual maturities of our long-term debt are as follows (in thousands):

Remaining 2008	$1,786
2009	3,571
2010	2,500
2011	357

Total	$8,214

12. Other Comprehensive Loss
The following table provides a reconciliation of net loss to comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss	$(27,422)	$(11,871)	$(37,192)	$(21,365)
Changes in unrealized losses on investments	407	—	—	—
Changes in foreign currency translation	99	(48)	(22)	(121)

Total comprehensive loss	$(26,916)	$(11,919)	$(37,214)	$(21,486)

13. Commitments and Contingencies
Letters of Credit
As of June 29, 2008, we had $3.7 million of outstanding letters of credit, of which approximately $293,000 was collateralized by restricted cash and $3.4 million was backed by our revolving line of credit.
Earn-Out Contingencies
Under the terms of the stock purchase agreement we entered into in connection with our acquisition of Dendron in September 2000, we were required to make additional payments which were contingent upon Dendron products achieving certain annual revenue targets. A final payment of $7.5 million was earned in 2007 as Dendron products achieved annual revenues of $25 million. The $7.5 million payment was accrued in 2007 and paid in April 2008.

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
In July 2006, August 2006 and February 2007, three separate shareholder class action complaints were filed against FoxHollow and two of its officers in the U.S. District Court for the Northern District of California. These cases were subsequently consolidated into a single matter. The plaintiffs are seeking to represent a class of purchasers of FoxHollow’s common stock from May 13, 2005 to January 26, 2006. The complaints generally allege that false or misleading statements were made concerning FoxHollow’s management and seek unspecified monetary damages. A motion to dismiss was granted with leave to amend on September 5, 2007, and the plaintiffs filed an amended complaint on October 19, 2007. On May 27, 2008, the U.S. District Court dismissed this case without leave to amend the complaint and judgment was enforced that day against the plaintiffs. The plaintiffs subsequently filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on June 20, 2008. Because these matters are in early stages and because of the complexity of the cases, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.
In July 2006, a shareholder derivative complaint was filed against FoxHollow’s directors and certain of its officers in the Superior Court of the State of California, San Mateo County. The complaint is based on substantially similar facts and circumstances as the class action complaints described above and generally alleges that the named individuals breached their fiduciary duties to FoxHollow. The original complaint sought unspecified monetary damages. A demurrer was sustained with leave to amend on May 31, 2007. This case was dismissed by the Superior Court on May 12, 2008. Any recovery in this derivative suit would be to the benefit of FoxHollow.
In August 2006, a shareholder derivative complaint was filed against FoxHollow’s directors and certain of its officers in the U.S. District Court for the Northern District of California, San Jose division. In January 2007, the plaintiffs filed an amended complaint adding a former executive and directors as defendants. The complaint is based on substantially similar facts and circumstances as the class action complaints described above and generally alleges that the named individuals breached their fiduciary duties to the company. The complaint sought unspecified monetary damages. This case was dismissed by the U.S. District Court on May 14, 2008.
In February 2007, David Martin, FoxHollow’s former chief operating officer, filed a wrongful termination and defamation suit against FoxHollow and one of its officers in the Superior Court of the State of California, San Mateo County. In March 2007, the Superior Court granted Martin’s petition to compel arbitration of his claims and arbitration is currently in its initial stages. The complaint is based on substantially similar facts and circumstances as the class action complaints and derivative actions described above. Martin generally alleges that he was terminated from his employment in violation of the covenant of good faith and fair dealing and in retaliation for actions he had the legal right to take. Martin seeks economic damages in excess of $10 million, plus non-economic and exemplary damages. On May 1, 2007, the Court granted Martin’s petition to compel arbitration. Because this matter is in an early stage and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.
14. Segment and Geographic Information
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
We sell our products through a direct sales force in the United States, Canada, Europe and other countries as well as through distributors in other international markets and in the United States. Our customers include a broad physician base consisting of vascular surgeons, neuro surgeons, other endovascular specialists, radiologists, neuroradiologists and cardiologists.

The following is segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales
Peripheral Vascular:
Atherectomy	$24,932	$—	$47,632	$—
Stents	27,128	22,153	51,160	41,959
Thrombectomy and embolic protection	7,097	8,443	13,052	14,661
Procedural support and other	11,633	10,035	23,059	20,502

Total peripheral vascular	$70,790	$40,631	$134,903	$77,122

Neurovascular:
Embolic products	17,431	12,827	35,295	25,753
Neuro access and delivery products and other	13,288	11,938	26,361	24,020

Total neurovascular	$30,719	$24,765	$61,656	$49,773

Research collaboration:	$6,208	$—	$12,415	$—

Total net sales	$107,717	$65,396	$208,974	$126,895

Gross profit
Peripheral vascular	$44,554	$24,119	$84,962	$46,081
Neurovascular	22,665	18,915	45,337	37,995
Research collaboration	4,309	—	8,868	—

Total	$71,528	$43,034	$139,167	$84,076

Operating expense	98,390	55,065	178,187	105,751

Loss from operations	$(26,862)	$(12,031)	$(39,020)	$(21,675)

	June 29,	December 31,
	2008	2007

Total assets
Peripheral vascular	$877,777	$936,348
Neurovascular	142,842	150,758

Total	$1,020,619	$1,087,106

The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Geographic Data
Net Sales
United States	$71,869	$39,576	$138,321	$74,716
International	35,848	25,820	70,653	52,179

Total net sales	$107,717	$65,396	$208,974	$126,895

	June 29,	December 31,
	2008	2007
Long-lived Assets
United States	$33,667	$37,015
International	1,173	970

Total long-lived assets	$34,840	$37,985

15. Related Party Transaction
During the second quarter 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two-year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. Warburg Pincus collectively owned over 50% of our outstanding common stock at the time we entered into the distribution agreement with Lepu and Warburg Pincus, together with Vertical Group, L.P. (“Vertical”), have two designees on our board of directors. During the three and six months ended June 29, 2008, Lepu purchased peripheral vascular products from us totaling approximately $400,000 and $1.5 million, respectively. As of June 29, 2008, Lepu owed us approximately $280,000 that is included in accounts receivable.
16. Loss Per Share
The following outstanding options were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	Three and Six Months Ended
	June 29, 2008	July 1, 2007
Options	10,826,361	5,653,315

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
We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. We intend to capitalize on this market opportunity by the continued introduction of new products. We expect to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with acquisitions or other external collaborations. In October 2007, we acquired FoxHollow Technologies, Inc. FoxHollow’s principal product is the SilverHawk Plaque Excision System, which is a minimally invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. Additionally, our growth has been, and will continue to be, impacted by our expansion into new geographic markets, the expansion of our direct sales organization in existing geographic markets and increased efficiency of our existing direct sales organization.
Our product portfolio includes a broad spectrum of over 100 products consisting of over 1,000 SKUs to treat vascular disease in both the peripheral vascular and neurovascular markets, including stents, atherectomy and thrombectomy products, PTA balloons, embolic protection devices, infusion catheters/wires, embolic coils and liquid embolics. As a result of our FoxHollow acquisition, until recently, we also were engaged in a research collaboration with Merck & Co., Inc. (Merck) for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease. Dr. Simpson’s resignation from our board of directors in February 2008 gave rise to a right of termination by Merck at any time during the six-month period thereafter. Merck exercised the termination right and our amended and restated collaboration and license agreement terminated effective July 22, 2008. Our agreement to collaborate exclusively with Merck will remain through November 9, 2008 at which time Merck will have an option to extend the exclusivity upon additional payments to FoxHollow.
Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular segment, which was formerly referred to as our cardio peripheral segment, contains products that are used primarily in peripheral vascular procedures by radiologists, vascular surgeons and cardiologists and in targeted cardiovascular procedures. Our neurovascular segment contains products that are used primarily by neuroradiologists and neurosurgeons. Our sales activities and operations are aligned closely with our business segments. We generally have dedicated peripheral vascular sales teams in the United States, Canada, Europe and other international countries that target customers who perform primarily peripheral vascular procedures and separate, dedicated neurovascular sales teams in such countries that are specifically focused on our neurovascular business customer base.
We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships in the United States, Canada and selected international markets. Our corporate headquarters and our principal manufacturing, research and development, and U.S. sales operations for our peripheral vascular product line are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Our FoxHollow atherectomy and thrombectomy products were manufactured in Redwood City, California. However, in order to streamline our operations and improve efficiencies, we have substantially relocated the sales, manufacturing and research and development activities
It is our understanding that certain biliary stent manufacturers recently have received subpoenas from the United States Department of Justice. Based on publicly available information, we believe that these subpoenas requested information regarding the sales and marketing activities of these manufacturers’ biliary stent products and that the Department of Justice is seeking to determine whether any of these activities violated civil and /or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties. As of the date of this report, we have not received a subpoena from the Department of Justice relating to this investigation. No assurance can be provided, however, that we will not receive such a subpoena or become the subject of such an investigation, which could adversely affect our business and stock price.

performed in Redwood City, facility to our existing facilities located in Plymouth, Minnesota and Irvine, California. We expect the closure of the Redwood City facility to be substantially complete in the third quarter 2008. Outside of the United States, our primary office is in Paris, France.
We sell our products in more than 60 countries and have dedicated substantial resources to building our U.S. and international direct sales and marketing infrastructure that includes a worldwide sales force of approximately 380 sales professionals as of June 29, 2008 in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 90% and 88% of our net sales during the three and six months ended June 29, 2008, respectively, with the balance generated by independent distributors. We announced recently that Pascal E.R. Girin became Executive Vice President and President, Worldwide Neurovascular and International of ev3. In this new role, Mr. Girin will lead our worldwide neurovascular business in addition to his current responsibilities as president of ev3’s international business.
Since our acquisition of FoxHollow, we have spent considerable time and resources integrating our two operations, including in particular, our U.S. peripheral vascular sales force, and training our combined sales force on our combined product offering and cross-selling opportunities. We reduced the number of our U.S. peripheral vascular sales representatives from approximately 328 at the time of our acquisition of FoxHollow to approximately 180 as of June 29, 2008. We have continued to strive to increase productivity from our U.S. peripheral vascular sales representatives.
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
In order to drive sales growth, we have invested heavily throughout our history in not only the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals. A significant portion of our net sales has historically been, and we expect to continue to be, attributable to new and enhanced products. During 2007, we launched our Protégé RX Carotid Stents, additional lengths in our EverFlex family of stents and our SilverHawk LS-M and MS-M products in the United States for the peripheral vascular market and our Axium coil for the neurovascular market, all of which, to date, have contributed to our net sales in 2008. To date, in 2008, we have launched the SilverHawk LX-M device in the United States and received FDA clearance for our RockHawk Atherectomy System for surgical use and the 5mm diameter Protégé EverFlex Self-Expanding Stent System for use in the biliary. During the remainder of 2008, we expect to continue our focus to further validate the clinical and competitive benefits of our technology platforms to drive new and enhanced products. Since our distribution agreement with Invatec expires on December 31, 2008, we are also working during the remainder of 2008 to launch our own PTA balloon catheters in the beginning of 2009. The Invatec products we distribute include the Sailor Plus, Submarine Plus, Admiral Xtreme and Amphirion Deep PTA catheters and the Diver C.E. Thrombus Aspiration Catheter. Under the distribution agreement, we are permitted to continue to sell our inventory of Invatec products for a period of up to six months after the expiration of the distribution agreement.
Summary of Second Fiscal Quarter 2008 Financial Results and Outlook
Our net sales increased 65% in second quarter 2008 compared to second quarter 2007. We attribute this increase to increased productivity from our U.S. peripheral vascular sales organization, the addition of atherectomy product sales as a result of our acquisition of FoxHollow and expansion in our neurovascular and international businesses. During the remainder of 2008, we intend to remain focused on expanding our global position in the peripheral vascular and neurovascular markets by increasing procedural penetration, driving growth and expansion in international markets, investing in the development of our next generation of products and advancing our clinical trial programs. We also intend to remain focused on improving sales execution and operational efficiency.
Our second fiscal quarter 2008 results and financial condition included the following items of significance, some of which we expect may also affect our results and financial condition during the remainder of 2008:
•	Our net sales of $107.7 million for the second quarter 2008 included product net sales of $70.8 million in our peripheral vascular segment, $30.7 million in our neurovascular segment and $6.2 million of research collaboration revenue. We expect our peripheral vascular net sales to increase during the remainder of 2008 as compared to the same period in 2007 primarily as a result of our FoxHollow acquisition, increased cross-selling opportunities as a result of the FoxHollow acquisition, the introduction of our atherectomy products into international markets, additional market penetration of products launched during the past two years and new product introductions anticipated in 2008. We expect our neurovascular net sales to increase during the remainder of 2008 as compared to the same period in 2007 due to market growth, developing new customer accounts, additional market penetration of products launched during the past two years and new product introductions anticipated in 2008, including our Solitaire Flow Restoration stent which we have begun to selectively commercialize in Europe.
•	As a result of Dr. Simpson’s resignation from our board of directors in February 2008 Merck became entitled to terminate our collaboration and license agreement within six months of Dr. Simpson’s resignation. Merck exercised its right to terminate our collaboration and license agreement effective July 22, 2008. We incurred a one-time asset impairment charge of $10.5 million relating to the contract termination in the second quarter 2008. We expect that research collaboration revenue will be $4.1 million in the third quarter 2008 and there will be no research collaboration revenue recognized in the fourth quarter 2008. Additionally, we expect amortization expense to be reduced for the last half of 2008 as a result of the one-time asset impairment.

•	On a geographic basis, 67% of our net sales for the second quarter 2008 were generated in the United States and 33% were generated outside the United States. Our international net sales included a favorable foreign currency exchange rate impact of approximately $3.4 million, principally resulting from the relationship of the Euro to the U.S. dollar. We expect our international net sales to increase during the remainder of 2008 as compared to the same period last year primarily as a result of increased market penetration of the Axium coil and EverFlex family of stents, our FoxHollow acquisition and introduction of atherectomy products into international markets, and new product introductions anticipated in 2008.

•	Our operating expenses were $134.6 million in the second quarter 2008. Although our sales, general and administrative expenses and research and development expenses each increased in absolute dollars in the second quarter 2008 compared to second quarter 2007, each decreased as a percentage of net sales. We expect our sales, general and administrative expenses, research and development expense and amortization of intangible assets to increase in absolute dollars in the remainder of 2008 as compared to the same period in 2007. We expect sales, general and administrative expenses and research and development expense to continue to decline as a percentage of net sales.

•	Our net loss for the second quarter 2008 was $27.4 million, or $0.26 per share, reflecting the impact of the asset impairment charge of $10.5 million dollars as a result of the termination of our Merck agreement, the consolidation of our Redwood City manufacturing operations into our Irvine and Plymouth facilities and our recent chief executive officer transition. Our focus for the remainder of 2008 is to improve our profitability.

•	Our cash and cash equivalents were $38.7 million at June 29, 2008, reflecting payments we made during the second quarter 2008 related to the coil litigation settlements of $15.4 million and the Dendron earn-out contingency of $7.5 million, as well as improvements in our working capital through a reduction in both of our days sales outstanding and our inventory days on hand. In June 2008, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. entered into an amendment to our existing loan and security agreement with Silicon Valley Bank. The amended facility consists of a revolving line of credit of $50.0 million with a maturity date in June 2010. In addition, amounts outstanding under the line of equipment financing were refinanced and consolidated into a $10.0 million term loan with a maturity date in June 2010. We believe our cash and cash equivalents and current financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
Results of Operations:
Sales
Product sales	$101,509	$65,396	55.2%	$196,559	$126,895	54.9%
Research collaboration	6,208	—	NM	12,415	—	NM

Net sales	$107,717	$65,396	64.7%	$208,974	$126,895	64.7%
Operating expenses:
Product cost of goods sold (a)	34,290	22,362	53.3%	66,260	42,819	54.7%
Research collaboration	1,899	—	NM	3,547	—	NM
Sales, general and administrative (a)	65,936	40,882	61.3%	125,764	80,019	57.2%
Research and development (a)	14,054	11,323	24.1%	25,780	18,756	37.4%
Amortization of intangible assets	7,941	3,864	105.5%	16,184	7,964	103.2%
Intangible asset impairment	10,459	—	NM	10,459	—	NM
Gain on sale or disposal of assets, net	—	(1,004)	NM	—	(988)	NM

Total operating expenses	134,579	77,427	73.8%	247,994	148,570	66.9%
Loss from operations	(26,862)	(12,031)	123.3%	(39,020)	(21,675)	80.0%
Other (income) expense:
Realized and unrealized gains on investments, net	(400)	—	NM	(400)	—	NM
Interest (income) expense, net	85	(297)	NM	(356)	(406)	NM
Other (income) expense, net	345	(195)	NM	(2,087)	(512)	NM

Loss before income taxes	(26,892)	(11,539)	133.1%	(36,177)	(20,757)	74.3%
Income tax expense	530	332	NM	1,015	608	NM

Net loss	$(27,422)	$(11,871)	131.0%	$(37,192)	$(21,365)	74.1%

Net loss per common share (basic and diluted)	$(0.26)	$(0.20)		$(0.36)	$(0.37)

Weighted average shares outstanding (basic and diluted)	104,247,782	59,543,827		104,176,206	58,529,041

(a) Includes stock-based compensation charges of:

Product cost of goods sold	$179	$187		$476	$345
Sales, general and administrative	3,443	2,207		7,036	4,066
Research and development	270	266		1,111	448

	$3,892	$2,660		$8,623	$4,859

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
NET SALES BY SEGMENT:

Peripheral Vascular:
Atherectomy	$24,932	$—	NM	$47,632	$—	NM
Stents	27,128	22,153	22.5%	51,160	41,959	21.9%
Thrombectomy and embolic protection	7,097	8,443	-15.9%	13,052	14,661	-11.0%
Procedural support and other	11,633	10,035	15.9%	23,059	20,502	12.5%

Total peripheral vascular	$70,790	$40,631	74.2%	$134,903	$77,122	74.9%

Neurovascular:
Embolic products	17,431	12,827	35.9%	35,295	25,753	37.1%
Neuro access and delivery products and other	13,288	11,938	11.3%	26,361	24,020	9.7%

Total neurovascular	$30,719	$24,765	24.0%	$61,656	$49,773	23.9%

Research collaboration:	$6,208	$—	NM	$12,415	$—	NM

Total net sales	$107,717	$65,396	64.7%	$208,974	$126,895	64.7%

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
NET SALES BY GEOGRAPHY:

United States	$71,869	$39,576	81.6%	$138,321	$74,716	85.1%
International
Before foreign exchange impact	32,488	25,820	25.8%	64,654	52,179	23.9%
Foreign exchange impact	3,360	—	—	5,999	—	—

Total	35,848	25,820	38.8%	70,653	52,179	35.4%

Total net sales	$107,717	$65,396	64.7%	$208,974	$126,895	64.7%

Comparison of the Three Months Ended June 29, 2008 to the Three Months Ended July 1, 2007
Net sales. Net sales increased 65% to $107.7 million in the three months ended June 29, 2008 compared to $65.4 million in the three months ended July 1, 2007, reflecting sales growth in each of our reportable business segments and geographic markets. In particular, our sales growth was positively affected by our FoxHollow acquisition, an increase in sales of our neurovascular products and EverFlex self-expanding stents and increased market penetration of products introduced during the past two years. Our net sales in the three months ended June 29, 2008 included $24.9 million of net sales from our FoxHollow products and $6.2 million from our research collaboration activities with Merck.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 74% to $70.8 million in the three months ended June 29, 2008 compared to $40.6 million in the three months ended July 1, 2007. This sales growth was primarily the result of our FoxHollow acquisition, and to a lesser extent, increased market penetration of our EverFlex stents. Second fiscal quarter 2008 net sales included $24.9 million of FoxHollow product sales. Net sales in our stent product line increased 22% to $27.1 million in the three months ended June 29, 2008 compared to $22.2 million in the three months ended July 1, 2007. This increase was attributable to increased market penetration of our EverFlex stents partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices decreased 16% to $7.1 million in the three months ended June 29, 2008 compared to $8.4 million in the same period of 2007. The decline in net sales for our thrombectomy and embolic protection devices during the second quarter 2008 was a result of the shift in our strategic focus from the cardiovascular market to the peripheral vascular market. Net sales of our procedural support and other products increased 16% to $11.7 million in the three months ended June 29,

2008 compared to $10.0 million in the three months ended July 1, 2007 largely due to the increased market penetration of PTA balloon catheters in the United States.
Net sales of neurovascular products. Net sales of our neurovascular products increased 24% to $30.7 million in the three months ended June 29, 2008 compared to $24.8 million in the three months ended July 1, 2007, primarily as a result of the launch of the Axium coil and continued market penetration of the Onyx Liquid Embolic System for the treatment of brain AVMs. Net sales of our embolic products increased 36% to $17.4 million in the three months ended June 29, 2008 compared to $12.8 million in the same period of 2007 primarily due to the launch of the Axium coil and increased market penetration of the Onyx Liquid Embolic System, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 11% to $13.3 million in the three months ended June 29, 2008 compared to $12.0 million in the same period in 2007 largely as a result of volume increases across multiple product lines including our catheters and neuro balloons.
Research collaboration (revenue). Revenue from our research collaboration with Merck was $6.2 million for the three months ended June 29, 2008.
Net sales by geography. Net sales in the United States increased 82% to $71.8 million in the three months ended June 29, 2008 compared to $39.6 million in the three months ended July 1, 2007 and was driven mainly by the acquisition of FoxHollow. International net sales increased 39% to $35.9 million in the three months ended June 29, 2008 compared to $25.8 million in the three months ended July 1, 2007 and represented 33% and 39% of our total net sales during the three months ended June 29, 2008 and July 1, 2007, respectively. International growth was driven by the launch of the Axium coil and increased market penetration of the EverFlex family of stents. Our international net sales in the three months ended June 29, 2008 included a favorable foreign currency exchange rate impact of approximately $3.4 million, principally resulting from the relationship of the Euro to the U.S. dollar.
Product cost of goods sold. As a percentage of product sales, product cost of goods sold was 34% of product sales in the three months ended June 29, 2008 and July 1, 2007. In our peripheral vascular segment, product cost of goods sold as a percent of product sales decreased to 37% in the three months ended June 29, 2008 compared to 40% in the three months ended July 1, 2007 primarily attributable to increased sales volume and to a lesser extent, improved manufacturing efficiencies. In our neurovascular segment, product cost of goods sold as a percent of product sales increased to 26% in the three months ended June 29, 2008 compared to 24% in the three months ended July 1, 2007 primarily attributable to higher manufacturing costs related to new product introductions and excess and obsolete inventory reserves related to our planned product transitions to next generation devices.
Sales, general and administrative. Sales, general and administrative expenses increased 61% to $65.9 million in the three months ended June 29, 2008 compared to $40.9 million in the three months ended July 1, 2007 primarily as a result of our acquisition of FoxHollow. Included in the increase were higher personnel costs of $13.2 million due to increases in overall staffing levels including the consolidated sales force as a result of our acquisition of FoxHollow, an additional $3.4 million of other costs related to FoxHollow not present in the same quarter of prior year, and a $1.2 million increase in non-cash stock-based compensation costs. In connection with the resignation of our former chairman, president and chief executive officer, we made and expensed a lump sum cash payment of $1.3 million and incurred $1.5 million of non-cash stock-based compensation expense in second quarter 2008. Sales, general and administrative expenses as a percentage of net sales declined to 61% of net sales in the three months ended June 29, 2008 compared to 63% of net sales in the three months ended July 1, 2007 as a result of cost synergies implemented in the fourth quarter 2007 and increased net sales.
Research and development. Research and development expense increased 24% to $14.1 million in the three months ended June 29, 2008 compared to $11.3 million in the three months ended July 1, 2007. This increase was primarily due to the acquisition of FoxHollow and to a lesser extent, increases in personnel costs to support higher levels of research and development and clinical study activities. Research and development expense decreased to 13% of net sales in the three months ended June 29, 2008 compared to 17% of net sales in the three months ended July 1, 2007.
Amortization of intangible assets. Amortization of intangible assets increased 106% to $7.9 million in the three months ended June 29, 2008 compared to $3.9 million in the three months ended July 1, 2007 primarily as a result of the amortization of intangible assets purchased in connection with our acquisition of FoxHollow and the amortization of our Invatec distribution rights. See Note 9 to our consolidated financial statements contained elsewhere in this report for further information regarding intangible assets.

Intangible asset impairment. We recognized an intangible asset impairment of $10.5 million in the three months ended June 29, 2008 which was a result of the termination of the Merck collaboration and license agreement. See Note 10 to our consolidated financial statements contained elsewhere in this report for further information regarding intangible asset impairment.
Realized and unrealized gains on investments, net. Net realized and unrealized gains on investments totaled $400,000 for the three months ended June 29, 2008. We recorded a gain of $830,000 as a result the sale of an investment which had no carrying value as of June 29, 2008. Additionally, we recorded a $479,000 charge related to the other-than-temporary impairment of an investment to reflect the fair market value as of June 29, 2008.
Interest (income) expense, net. Interest (income) expense, net was an expense of $85,000 in the three months ended June 29, 2008 compared to income of $297,000 in the three months ended July 1, 2007. This decrease was due primarily to lower average cash balances and declining interest rates in the second quarter 2008 compared to the second quarter 2007. We expect interest income to decline over the remainder of 2008 as a result of declining interest rates, lower average cash balances and an increase in interest expense associated with our Silicon Valley Bank term loan.
Other (income) expense, net. Other (income) expense, net was an expense of $345,000 in the three months ended June 29, 2008 compared to income of $195,000 in the three months ended July 1, 2007. The other (income) expense, net in each of the three months ended June 29, 2008 and July 1, 2007 was primarily due to net foreign currency exchange rate
Income tax expense. We incurred modest levels of income tax expense in each of the three months ended June 29, 2008 and July 1, 2007 related to certain of our European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the three months ended June 29, 2008 or July 1, 2007 due to our history of operating losses.
Comparison of the Six Months Ended June 29, 2008 to the Six Months Ended July 1, 2007
Net sales. Net sales increased 65% to $209.0 million in the six months ended June 29, 2008 compared to $126.9 million in the six months ended July 1, 2007, reflecting sales growth in each of our reportable business segments and geographic markets. In particular, our sales growth was positively affected by our FoxHollow acquisition, an increase in sales of our neurovascular products and EverFlex self-expanding stents and increased market penetration of products introduced during the past two years. Our net sales in the six months ended June 29, 2008 included $47.6 million of net sales from our FoxHollow products and $12.4 million from our research collaboration activities with Merck.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 75% to $134.9 million in the six months ended June 29, 2008 compared to $77.1 million in the six months ended July 1, 2007. This sales growth was primarily the result of our FoxHollow acquisition, and to a lesser extent, increased market penetration of our EverFlex stents. Net sales in our atherectomy product line included $47.6 million of FoxHollow product sales. Net sales in our stent product line increased 22% to $51.2 million in the six months ended June 29, 2008 compared to $42.0 million in the six months ended July 1, 2007. This increase was attributable to increased market penetration of our EverFlex stents, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices decreased 11% to $13.1 million in the six months ended June 29, 2008 compared to $14.6 million in the same period of 2007. The decline in net sales for our thrombectomy and embolic protection devices during the six months ended June 29, 2008 was a result of the shift in our strategic focus from the cardiovascular market to the peripheral vascular market. Net sales of our procedural support and other products increased 13% to $23.1 million in the six months ended June 29, 2008 compared to $20.5 million in the six months ended July 1, 2007, largely due to the increased market penetration of PTA balloon catheters in the United States.
Net sales of neurovascular products. Net sales of our neurovascular products increased 24% to $61.7 million in the six months ended June 29, 2008 compared to $49.8 million in the six months ended July 1, 2007, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 37% to $35.3 million in the six months ended June 29, 2008 compared to $25.8 million in the same period of 2007 primarily due to the launch of the Axium coil and increased market penetration of the Onyx Liquid Embolic System for the treatment of brain AVMs, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 10% to $26.4 million in the six months ended June 29, 2008 compared to $24.1 million in the same period in 2007 largely as a result of volume increases across virtually all neurovascular product lines.

Research collaboration (revenue). Revenue from our research collaboration with Merck was $12.4 million for the six months ended June 29, 2008.
Net sales by geography. Net sales in the United States increased 85% to $138.3 million in the six months ended June 29, 2008 compared to $74.7 million in the six months ended July 1, 2007 and was driven mainly by the acquisition of FoxHollow. International net sales increased 35% to $70.7 million in the six months ended June 29, 2008 compared to $52.2 million in the six months ended July 1, 2007 and represented 34% and 41% of our total net sales during the six months ended June 29, 2008 and July 1, 2007, respectively. International growth was driven by the launch of the Axium coil and increased market penetration of the EverFlex family of stents . Our international net sales in the six months ended June 29, 2008 and July 1, 2007 included a favorable foreign currency exchange rate impact of approximately $6.0 million and $2.5 million, respectively, principally resulting from the relationship of the Euro to the U.S. dollar.
Product cost of goods sold. As a percentage of product sales, product cost of goods sold was 34% of product sales in the six months ended June 29, 2008 and July 1, 2007. In our peripheral vascular segment, product cost of goods sold as a percent of product sales decreased to 37% in the six months ended June 29, 2008 compared to 40% in the six months ended July 1, 2007 primarily attributable to increased sales volume and manufacturing efficiencies. In our neurovascular segment, product cost of goods sold as a percent of product sales increased to 26% in the six months ended June 29, 2008 compared to 24% in the six months ended July 1, 2007 primarily attributable to higher manufacturing costs related to new product introductions and excess and obsolete inventory reserves related to our planned product transitions to next generation devices.
Sales, general and administrative. Sales, general and administrative expenses increased 57% to $125.8 million in the six months ended June 29, 2008 compared to $80.0 million in the six months ended July 1, 2007 primarily as a result of the acquisition of FoxHollow. Included in the increase were higher personnel costs of $25.8 million due to increases in overall staffing levels including the consolidated sales force as a result of our acquisition of FoxHollow, an additional $7.2 million of other costs related to FoxHollow not present in the same period of prior year, and a $3.0 million increase in non-cash stock-based compensation costs. In connection with the resignation of our former chairman, president and chief executive officer, we made and expensed a lump sum cash payment of $1.3 million and incurred $1.5 million of non-cash stock-based compensation expense in second quarter 2008. Although sales, general and administrative expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 60% of net sales in the six months ended June 29, 2008 compared to 63% of net sales in the six months ended July 1, 2007 as a result of cost synergies implemented in the fourth quarter 2007 and increased net sales.
Research and development. Research and development expense increased 37% to $25.8 million in the six months ended June 29, 2008 compared to $18.8 million in the six months ended July 1, 2007. This increase was primarily due to the acquisition of FoxHollow and to a lesser extent, increases in personnel costs to support higher levels of research and development and clinical study activities. Research and development expense decreased to 12% of net sales in the six months ended June 29, 2008 compared to 15% of net sales in the six months ended July 1, 2007.
Amortization of intangible assets. Amortization of intangible assets increased 103% to $16.2 million in the six months ended June 29, 2008 compared to $8.0 million in the six months ended July 1, 2007 primarily as a result of the amortization of intangible assets purchased in connection with our acquisition of FoxHollow and the amortization of our Invatec distribution rights. See Note 9 to our consolidated financial statements contained elsewhere in this report.
Intangible asset impairment. Intangible asset impairment was $10.5 million in the six months ended June 29, 2008 and was a result of the termination of the Merck collaboration and license agreement. See Note 10 to our consolidated financial statements contained elsewhere in this report.
Realized and unrealized gains on investments, net. Net realized and unrealized gains on investments totaled $400,000 for the six months ended June 29, 2008. We recorded a gain of $830,000 as a result of the sale of an investment which had no carrying value as of June 29, 2008. Additionally, we recorded a $479,000 charge related to the other-than-temporary impairment of an investment to reflect the fair market value as of June 29, 2008.
Interest (income) expense, net. Interest (income) expense, net was income of $356,000 in the six months ended June 29, 2008 compared to income of $406,000 in the six months ended July 1, 2007. This decrease was due primarily to lower average cash balances and declining interest rates in the year to date 2008 period compared to the same period last year. We expect interest income to decline over the remainder of 2008 as a result of declining interest rates, lower average cash balances and an increase in interest expense associated with our Silicon Valley Bank term loan.

Other (income) expense, net. Other (income) expense, net was income of $2.1 million in the six months ended June 29, 2008 compared to income of $512,000 in the six months ended July 1, 2007. The other (income) expense, net in each of the six months ended June 29, 2008 and July 1, 2007 was primarily due to foreign currency exchange rate gains and losses.
Income tax expense. We incurred modest levels of income tax expense in each of the six months ended June 29, 2008 and July 1, 2007 related to certain of our European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the six month periods ended June 29, 2008 or July 1, 2007 due to our history of operating losses.
Liquidity and Capital Resources

	June 29,	December 31,
Balance Sheet Data	2008	2007
	(in thousands)
Cash and cash equivalents	$38,749	$81,060
Short-term investments	—	9,744
Total current assets	183,653	228,370
Total assets	1,020,619	1,087,106
Total current liabilities	80,369	119,159
Total liabilities	89,500	128,625
Total stockholders’ equity	931,119	958,481
Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund our current operations were $38.7 million and $90.8 million at June 29, 2008 and December 31, 2007, respectively. We believe our cash, cash equivalents, short-term investments and current financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.
Operating activities. Cash used in operations during the six months ended June 29, 2008 was $44.3 million compared to $17.2 million during the six months ended July 1, 2007, reflecting primarily our net loss in each of the periods and our increased working capital requirements during the most recent period. Increased working capital requirements during the most recent period were primarily a result of payments of approximately $15.4 million for the coil litigation settlements and approximately $7.5 million related to the Dendron earn-out contingency. Additionally, we experienced increased levels of inventory and accounts receivable as a result of higher sales levels as compared to the comparable six month period ended July 1, 2007. During the six months ended June 29, 2008, our net loss included approximately $30.7 million of non-cash charges for depreciation and amortization and non-cash stock-based compensation expense compared with $16.4 million during the six months ended July 1, 2007. As a result of our acquisition of FoxHollow, non-cash charges increased $9.9 million and $2.2 million related to the amortization of acquired intangible assets and non-cash stock-based compensation expense, respectively, and $10.5 million related to the Merck asset impairment. We expect that our operations will continue to use cash during the third quarter 2008 and to generate cash during the fourth quarter 2008.
Investing activities. Cash provided by investing activities was $1.9 million during the six months ended June 29, 2008, generated primarily from $9.7 million in proceeds from the sale of short-term investments, partially offset by $6.4 million in purchases of property and equipment. Cash used by investing activities was $1.5 million during the six months ended July 1, 2007 reflecting primarily purchases of $3.5 million of property and equipment and $6.5 million of distribution rights related to our agreement with Invatec, partially offset by the receipt of $6.9 million in proceeds from the sale of short-term investments. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment during the balance of 2008.
Financing activities. Cash used in financing activities was $431,000 during the six months ended June 29, 2008, reflecting primarily payments on our term loan with Silicon Valley Bank, partially offset by proceeds from stock option exercises and employee stock purchase plan purchases. Cash provided by financing activities was $52.6 million during the six months ended July 1, 2007 and was generated primarily from proceeds from the issuance of our common stock in our April 2007 secondary public offering, borrowings under our equipment term loan with Silicon Valley Bank and from stock option exercises.
Contractual cash obligations. Our contractual cash obligations as of December 31, 2007 are set forth in our annual report on Form 10-K for the year ended December 31, 2007. There were no material changes in our contractual cash obligations since that date through June 29, 2008.

Financing history. We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $199.4 million, have resulted in an accumulated deficit of $818.2 million as of June 29, 2008. Historically, our liquidity needs have been met through a series of preferred investments, demand notes payable issued to two of our principal shareholders, our June 2005 initial public offering, our April 2007 secondary public offering and our bank financing with Silicon Valley Bank.
Credit facility. Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., are parties to a loan and security agreement with Silicon Valley Bank, which was amended most recently in June 2008. The amended facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. As of June 29, 2008, we had $8.2 million in outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $3.4 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit as of June 29, 2008 to approximately $46.6 million. The revolving line of credit expires June 25, 2010 and the term loan matures on June 23, 2010. We refer you to the information contained in Note 11 to our consolidated financial statements for further discussion of our existing financing arrangements.
Other liquidity information. We refer you to the information contained in Note 13 to our consolidated financial statements for further discussion of earn-out contingencies as a result of our acquisition of Dendron and contingencies as a result of our acquisitions of Appriva and FoxHollow. We are currently in litigation regarding certain matters relating to our acquisitions of Appriva and FoxHollow. The outcome of such litigation may materially affect our future liquidity.
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of pending and threatened litigation. We believe that our cash, cash equivalents, short-term investments and current financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. However, there is no assurance that additional funding will not be needed prior to such time. In the event that we require additional working capital to fund our future operations and any future acquisitions, we may sell shares of our common stock or other equity securities, sell debt securities or enter into additional credit and financing arrangements with one or more independent institutional lenders. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations. From time to time, we may also sell a given technology or intellectual property having a development timeline or development cost that is inconsistent with our investment horizon or which does not adequately within our then business strategy.
Credit risk. At June 29, 2008, our accounts receivable balance was $73.7 million, compared to $66.2 million at December 31, 2007. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of June 29, 2008, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce our cash flow from operations. Subsequent to our initial public offering in June 2005, we have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.

Related Party Transactions
We refer you to the information contained in Note 15 to our consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (SFAS No. 141(R)) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2009 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented. We do not anticipate this statement to have an impact on our results of operations and financial condition.
SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, except as it relates to acquired income tax contengencies, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008.
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
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for us as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 is not expected to have an impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” (“SFAS 162”). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have an impact on our consolidated financial statements.
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
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	History of operating losses, negative cash flow and failure to achieve future profitability;

•	Continued difficulties in integrating FoxHollow’s operations and failure to realize anticipated cost savings, net sales and other potential benefits of the acquisition in a timely manner or at all;

•	Continued elevated customer inventory levels of our SilverHawk product which have adversely affected our sales;

•	Unanticipated costs or adverse effects on our business as a result of the termination of our collaboration and license agreement with Merck;

•	Changes in and failure to retain or replace senior management or other key employees and the avoidance of business disruption and employee distraction as we execute our restructuring activities, including the closing of our Redwood City, California facility and our recent previous reductions in sales personnel and as we implement reorganization efforts;

•	Ability to implement, fund and achieve sustainable cost savings measures that will better align our operating expenses with our anticipated net sales levels and reallocate resources to better support growth initiatives;

•	The failure of our atherectomy products to achieve future revenues in amounts historically experienced by FoxHollow prior to our acquisition of FoxHollow;

•	Failure to obtain additional capital when needed or on acceptable terms;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Lack of market acceptance of new products;

•	Decreased demand for our SilverHawk product;

•	Delays in product introduction;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Disruption in our ability to manufacture our products, especially as we transition manufacturing capabilities from our Redwood City, California facility to our Plymouth, Minnesota and Irvine, California facilities;

•	Ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•	Failure to integrate effectively newly acquired operations, including FoxHollow’s operations;

•	Incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Failure to comply with applicable laws and regulations, to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all and to market our products in an appropriate manner, including without limitation failure to comply with the Federal Anti-Kickback Statute and similar healthcare fraud and abuse laws and the Foreign Corrupt Practices Act;

•	Adverse changes in applicable laws or regulations;

•	Exposure to adverse side effects from our products and product liability claims;

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Fluctuations in quarterly operating results as a result of seasonality and other items, such as the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; changes in average selling prices; the number and mix of products sold in the quarter; the availability and cost of components and materials; and costs, benefits and timing of new product introductions;

•	Obligation to make significant milestone payments not currently reflected in our financial statements;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain countries;

•	Loss of customers;

•	Expiration or termination of our distribution agreement with Invatec S.r.l. and our inability to commercially launch on a timely basis our own products to replace the Invatec products we distribute or any disruption in the supply of products of Invatec S.r.l. that we distribute or our relationship with Invatec;

•	Dependence upon a few of our products to generate a large portion of our net sales and exposure if drug-eluting stents become a dominant therapy in the peripheral vascular stent market and we are not able to develop or acquire a drug-eluting stent to market and sell;

•	Failure to develop innovative and successful new products and technologies;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Inability to meet performance enhancement objectives, including efficiency and cost reduction strategies;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Absence of expected returns from the amount of intangible assets we have recorded;

•	Changes in generally accepted accounting principles and changes resulting from the application of the purchase method of accounting relating to our acquisition of FoxHollow;

•	Effects of pending and threatened litigation;

•	Conditions and changes in medical device industry or in general economic and business conditions;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A. Risk Factors” on pages 31 through 55 of such report and “Part II – Item 1A. Risk Factors” contained in our subsequent quarterly reports on Form 10-Q, including this report.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rate fluctuations. We may enter into derivatives or other financial instruments for trading or speculative purposes; however, our policy is to only enter into contracts that can be designated as normal purchases or sales.
Interest Rate Risk
Borrowings under our revolving line of credit bear interest at a variable rate equal to Silicon Valley Bank’s prime rate. Borrowings under the term loan bear interest at a variable rate equal to Silicon Valley Bank’s prime rate plus 0.5%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of June 29, 2008, we had no borrowings under our revolving line of credit and had $8.2 million in borrowings under the term loan. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $45,000 on an annual basis.
At June 29, 2008, our cash and cash equivalent balance was $38.7 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $79,000 on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Approximately 25% and 24% of our net sales were denominated in foreign currencies in the three and six months ended June 29, 2008, respectively. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.
Approximately 77% of our net sales denominated in foreign currencies in the three and six months ended June 29, 2008, were derived from European Union countries and were denominated in the Euro. Additionally, we have significant intercompany receivables from our foreign subsidiaries, which are denominated in foreign currencies, principally the Euro and the Yen. Our principal foreign currency exchange rate risks therefore exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded a foreign currency transaction loss of $345,000 and a foreign currency transaction gain of $2.1 million in the three and six months ended June 29, 2008, respectively, compared to foreign currency transaction gains of $194,000 and $512,000 in the three and six months ended July 1, 2007, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings in Note 13 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I — Item 1A. Risk Factors” and “Part II - Item 1A. Risk Factors” contained in our subsequent quarterly reports on Form 10-Q, which could materially adversely affect our business, financial condition or operating results. There has been no material change in those risk factors, except as described below:
The termination by Merck of the collaboration and license agreement with us will result in a loss of revenue to us and otherwise could adversely affect our business and operating results.
Merck & Co., Inc. notified us that Merck was exercising its right to terminate the amended and restated collaboration and license agreement, dated September 26, 2006, between Merck and FoxHollow Technologies, Inc., a wholly owned subsidiary of us, effective July 22, 2008. Under the terms of the agreement, which was amended in July 2007 in connection with our acquisition of FoxHollow, Merck had the right to terminate the agreement if John B. Simpson, Ph.D., M.D., FoxHollow’s founder and former chief executive officer, was no longer a director of our company other than in the event of his death or disability. As a result of Dr. Simpson’s resignation from our board of directors in February 2008, Merck had the right to terminate the agreement at any time during the six-month period thereafter. FoxHollow’s agreement to collaborate exclusively with Merck will remain through November 9, 2008 at which time Merck will have an option to extend the exclusivity upon additional payments to FoxHollow. As a result of the termination of the Merck collaboration and license agreement, we incurred a one-time asset impairment charge of $10.5 million during the second quarter 2008 and will lose future revenue from the arrangement. It is also possible that the termination otherwise could adversely affect our business and operating results.
We have experienced recently certain changes in our management which could cause certain ev3 key employees to depart because of difficulties with change or a desire not to remain with our company.
In April 2008, we appointed a new President and Chief Executive Officer and non-executive Chairman of the Board. In July 2008, the president of our international business assumed leadership of our worldwide neurovascular business in addition to his current responsibilities. Also in 2008, four of our directors have resigned or chosen not to stand for re-election. Our future success depends, in large part, upon our ability to retain and motivate our management team and key employees. Key employees may depart because of difficulties with change or a desire not to remain with our company. Any unanticipated loss or interruption of services of our management team and our key employees could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the three months ended June 29, 2008, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of ev3 or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of our common stock during the three months ended June 29, 2008.

	Total Number		Total Number of Shares	Maximum Number of
	of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced Plans or	Purchased Under the
Period	Purchased (1)	Per Share	Programs (2)	Plans or Programs (2)
Month # 1	33,555	$8.64	N/A	N/A
(March 31, 2008 - May 4, 2008)
Month # 2	934	$8.55	N/A	N/A
(May 5, 2008 - June 1, 2008)
Month # 3	812	$9.40	N/A	N/A
June 2, 2008 - June 29, 2008)

Total:	35,301	$8.66	N/A	N/A

(1)	Consists of shares repurchased from employees in connection with the required payment of withholding or employment-related tax obligations due in connection with the vesting of restricted stock awards.

(2)	Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than an indefinite number of shares in connection with the cashless exercise of outstanding stock options and the surrender of shares of common stock upon the issuance or vesting of stock grants to satisfy any required withholding or employment-related tax obligations.
Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 29, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) Our Annual Meeting of Stockholders was held on May 20, 2008.
(b) The results of the stockholder votes were as follows:

				Broker
	For	Against/Withhold	Abstain	Non-Votes
1. Election of Directors - for terms expiring at the 2011 Annual Meeting of Stockholders

Robert J. Palmisano	99,307,343	822,158	—	—
Daniel J. Levangie	98,226,903	1,902,598	—	—
Elizabeth H. Weatherman	88,950,176	11,179,325	—	—

2. Ratification of Independent Registered Public Accounting Firm	99,887,985	189,570	51,946	—
Jeffrey B. Child and Thomas E. Timbie will continue to serve as directors of ev3 for terms expiring at our 2009 Annual Meeting of Stockholders. If he had not resigned on July 25, 2008, Richard N. Kender would have continued to serve as a director of ev3 for a term expiring at our 2009 Annual Meeting of Stockholders.
John K. Bakewell and Richard B. Emmitt will continue to serve as directors of ev3 for terms expiring at our 2010 Annual Meeting of Stockholders.
On July 31, 2008, the board of directors of ev3 Inc., upon recommendation of the nominating, corporate governance and compliance committee, elected Douglas W. Kohrs as a director of ev3 effective as ofAugust 1, 2008. Mr. Kohrs’ term will expire upon election and qualification of a successor director at the 2010 Annual Meeting of Stockholders.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1	ev3 Inc. Second Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.1	Employment and Change in Control Agreement, dated as of April 6, 2008, between ev3 Inc. and Robert J. Palmisano (Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.2	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated as of April 6, 2008, between ev3 Inc. and Robert J. Palmisano (Incorporated by reference to Exhibit 10.2 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.3	Indemnification Agreement, dated as of April 6, 2008, between ev3 Inc. and Robert J. Palmisano (Incorporated by reference to Exhibit 10.3 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.4	ev3 Inc. 2005 Incentive Stock Plan Non-Incentive Stock Option Certificate, dated April 6, 2008, issued to Robert J. Palmisano (Incorporated by reference to Exhibit 10.4 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.5	Robert J. Palmisano Inducement Grant Non-Incentive Stock Option Certificate, dated April 6, 2008 (Incorporated by reference to Exhibit 10.5 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.6	Separation Agreement and Release of Claims, dated as of April 6, 2008, between ev3 Endovascular, Inc. and James M. Corbett (Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K/A (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.7	Amendment to Stock Option and Stock Award Agreements, made as of April 6, 2008 by ev3 Inc. (Incorporated by reference to Exhibit 10.2 to ev3 Inc.’s Current Report on Form 8-K/A (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.8	Amendment to Stock Option Agreements, made as of April 6, 2008 by ev3 Inc. (Incorporated by reference to Exhibit 10.3 to ev3 Inc.’s Current Report on Form 8-K/A (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.9	Consulting Agreement, dated as of April 6, 2008, between ev3 Endovascular, Inc. and James M. Corbett (Incorporated by reference to Exhibit 10.4 to ev3 Inc.’s Current Report on Form 8-K/A (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348))

10.10	Fifth Amendment to Loan and Security Agreement, dated June 24, 2008, between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008 (File No. 000-51348))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 6, 2008	ev3 Inc.
	By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (principal executive officer)

By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	ev3 Inc. Second Amended and Restated By-laws	Incorporated by reference to Exhibit 3.1 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008
(File No. 000-51348)

10.1	Employment and Change in Control Agreement, dated as of April 6, 2008, between ev3 Inc. and Robert J. Palmisano	Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008
(File No. 000-51348)

10.2	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated as of April 6, 2008, between ev3 Inc. and Robert J. Palmisano	Incorporated by reference to Exhibit 10.2 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008
(File No. 000-51348)

10.3	Indemnification Agreement, dated as of April 6, 2008, between ev3 Inc. and Robert J. Palmisano	Incorporated by reference to Exhibit 10.3 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on April 7, 2008
(File No. 000-51348)

10.4	ev3 Inc. 2005 Incentive Stock Plan Non-Incentive Stock Option Certificate, dated April 6, 2008, issued to Robert J. Palmisano	Incorporated by reference to Exhibit 10.4 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on
April 7, 2008
(File No. 000-51348)

10.5	Robert J. Palmisano Inducement Grant Non-Incentive Stock Option Certificate, dated April 6, 2008	Incorporated by reference to Exhibit 10.5 to ev3 Inc.’s Current Report on Form 8-K (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on
April 7, 2008
(File No. 000-51348)

10.6	Separation Agreement and Release of Claims, dated as of April 6, 2008, between ev3 Endovascular, Inc. and James M. Corbett	Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K/A (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on
April 7, 2008
(File No. 000-51348)

Exhibit No.	Description	Method of Filing
10.7	Amendment to Stock Option and Stock Award Agreements, made as of April 6, 2008 by ev3 Inc.	Incorporated by reference to Exhibit 10.2 to ev3 Inc.’s Current Report on Form 8-K/A (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on
April 7, 2008
(File No. 000-51348)

10.8	Amendment to Stock Option Agreements, made as of April 6, 2008 by ev3 Inc.	Incorporated by reference to Exhibit 10.3 to ev3 Inc.’s Current Report on Form 8-K/A (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on
April 7, 2008
(File No. 000-51348)

10.9	Consulting Agreement, dated as of April 6, 2008, between ev3 Endovascular, Inc. and James M. Corbett	Incorporated by reference to Exhibit 10.4 to ev3 Inc.’s Current Report on Form 8-K/A (Items 1.01, 5.02, 5.03 and 9.01) filed with the Securities and Exchange Commission on
April 7, 2008
(File No. 000-51348)

10.10	Fifth Amendment to Loan and Security Agreement, dated June 24, 2008, between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2008 (SEC File No. 000-51348)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith