Form 10-Q
period 2008-09-28
ev3 Inc.
filed 2008-11-06
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 1, 2008, there were 105,911,315 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended September 28, 2008

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 28,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,947	$81,060
Short-term investments	—	9,744
Accounts receivable, less allowances of $7,536 and $6,783, respectively	73,593	66,170
Inventories, net	56,269	64,044
Prepaid expenses and other assets	6,773	6,371
Other receivables	695	981

Total current assets	183,277	228,370
Restricted cash	1,442	2,204
Property and equipment, net	33,643	37,985
Goodwill	598,448	586,648
Other intangible assets, net	198,506	231,000
Other assets	467	899

Total assets	$1,015,783	$1,087,106

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,366	$21,511
Accrued compensation and benefits	28,388	35,301
Accrued liabilities	25,455	49,429
Deferred revenue	—	9,347
Current portion of long-term debt	2,500	3,571

Total current liabilities	74,709	119,159
Long-term debt	7,083	6,429
Other long-term liabilities	5,381	3,037

Total liabilities	87,173	128,625

Stockholders’ equity
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued and outstanding: 105,896,421 shares at September 28, 2008 and 105,078,769 at December 31, 2007	1,059	1,051
Additional paid in capital	1,753,572	1,739,064
Accumulated deficit	(825,541)	(781,039)
Accumulated other comprehensive loss	(480)	(595)

Total stockholders’ equity	928,610	958,481

Total liabilities and stockholders’ equity	$1,015,783	$1,087,106

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Sales
Product sales	$100,018	$65,060	$296,577	$191,955
Research collaboration	7,011	—	19,426	—

Net sales	107,029	65,060	316,003	191,955
Operating expenses:
Product cost of goods sold	36,182	23,097	102,442	65,916
Research collaboration	2,100	—	5,647	—
Sales, general and administrative	53,005	45,353	178,769	125,372
Research and development	12,133	10,708	37,913	29,464
Amortization of intangible assets	8,101	3,952	24,285	11,916
Intangible asset impairment	—	—	10,459	—
Loss (gain) on sale or disposal of assets, net	116	—	116	(988)
Special charges	—	20,183	—	20,183

Total operating expenses	111,637	103,293	359,631	251,863
Loss from operations	(4,608)	(38,233)	(43,628)	(59,908)
Other (income) expense:
Realized and unrealized gains on investments, net	(142)	—	(542)	—
Interest (income) expense, net	49	(417)	(307)	(823)
Other (income) expense, net	2,279	(1,554)	192	(2,066)

Loss before income taxes	(6,794)	(36,262)	(42,971)	(57,019)
Income tax expense	516	250	1,531	858

Net loss	$(7,310)	$(36,512)	$(44,502)	$(57,877)

Earnings per share:
Net loss per common share (basic and diluted)	$(0.07)	$(0.60)	$(0.43)	$(0.98)

Weighted average shares outstanding (basic and diluted)	104,474,600	60,365,027	104,276,029	59,141,035

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
Operating activities
Net loss	$(44,502)	$(57,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,016	17,403
Provision for bad debts and sales returns	1,840	1,005
Provision for inventory obsolescence	7,304	3,072
Loss (gain) on sale or disposal of assets	116	(988)
Gain on sale of investment	(542)	—
Stock compensation expense	11,682	7,329
Intangible asset impairment	10,459	—
Change in operating assets and liabilities:
Accounts receivable	(8,550)	(14,330)
Inventories	(832)	(5,372)
Prepaid expenses and other assets	(194)	(312)
Accounts payable	(3,431)	2,010
Accrued expenses and other liabilities	(27,822)	27,729
Deferred revenue	(9,043)	—

Net cash used in operating activities	(30,499)	(20,331)

Investing activities
Proceeds from sale of short-term investments	9,744	6,900
Purchase of property and equipment	(9,032)	(6,518)
Purchase of patents and licenses	(2,250)	(1,866)
Purchase of distribution rights	—	(6,500)
Proceeds from sale of assets	1,061	2,005
Acquisitions, net of cash acquired	(7,500)	—
Payments for the acquisition of FoxHollow, net of cash acquired	(127)	(2,793)
Change in restricted cash	771	687

Net cash used in investing activities	(7,333)	(8,085)
Financing activities
Proceeds from issuance of common stock	—	44,542
Proceeds from issuance of debt	10,000	5,000
Payments on long-term debt	(10,417)	(1,607)
Payments on capital lease obligations	(117)	(103)
Debt issuance costs	180	—
Proceeds from exercise of stock options	1,272	4,831
Proceeds from employee stock purchase plan	1,903	869
Other	(341)	(14)

Net cash provided by financing activities	2,480	53,518
Effect of exchange rate changes on cash	237	181

Net (decrease) increase in cash and cash equivalents	(35,113)	25,283
Cash and cash equivalents, beginning of period	81,060	24,053

Cash and cash equivalents, end of period	$45,947	$49,336

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
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the third fiscal quarters of 2008 and 2007 ended on September 28 and September 30, respectively.
FoxHollow
The acquisition of FoxHollow was completed on October 4, 2007. The consolidated interim financial statements for the three and nine months ended September 28, 2008 included herein include results from our FoxHollow subsidiary. The consolidated interim financial statements for the three and nine months ended September 30, 2007 included herein do not include results from FoxHollow since the acquisition occurred after the end of the third fiscal quarter 2007.
Accounting Changes
On January 1, 2008, we adopted Statement Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. See Note 3 for further discussion of the impact the adoption of SFAS 157 had on our results of operations and financial condition for the three and nine months ended September 28, 2008. The implementation of SFAS 157 did not have a material impact on our consolidated financial statements.
In February 2008, FASB issued Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of FAS 157-2 is not expected to have an impact on our consolidated financial statements.
In October 2008, the FASB issued Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008. The implementation of FAS 157-3 did not have a material impact on our consolidated financial statements.
Other Recently Issued Accounting Principles
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
SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, except as it relates to acquired income tax contingencies, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 28, 2008, we did not hold any short-term investments measured at fair value on a recurring basis. As of December 31, 2007, our short-term investments consisted of U.S. Government securities as well as floating rate taxable municipal and corporate bonds. We had the option to put the bonds to the remarketing agent who was obligated to repurchase the bonds at par. The guaranteed put option was equivalent to a level two input as the remarketing agent was required to repurchase the bonds at par and as such par represented the exit price in the principal market in which we would transact. The remarketing agent was a leading, international middle-market investment bank and institutional securities firm with demonstrated credit worthiness and as such we believed the remarketing agent would have had the ability to repurchase the bonds if and when we would have elected to exercise our put option. In addition, as of September 28, 2008, we held approximately $27.1 million in money market accounts measured at fair value on a recurring basis using level one inputs. The adoption of SFAS 157 resulted in no impact to any of our financial assets or liabilities which were previously measured at fair value.
4. Stock-Based Compensation
The following table presents the stock-based compensation (in thousands) recorded in our unaudited consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
Stock-Based Compensation Charges:	2008	2007	2008	2007
Product cost of goods sold	$121	$101	$596	$446
Sales, general and administrative	2,572	2,100	9,608	6,166
Research and development	366	269	1,478	717

	$3,059	$2,470	$11,682	$7,329

In the nine months ended September 28, 2008, we granted options to purchase an aggregate of approximately 2.0 million shares of our common stock, an aggregate of approximately 693,000 shares of restricted stock and an aggregate of approximately 140,000 restricted stock units at a weighted average fair value of $3.43, $8.92 and $9.77 per share, respectively, which will be recognized on a straight-line basis over the requisite service period, which, for the substantial majority of these grants, is four years. As of September 28, 2008, we had options outstanding to purchase an aggregate of 10.4 million shares of our common stock, of which options to purchase an aggregate of 6.2 million shares were exercisable as of such date. In addition, we have 1.4 million shares of restricted stock and 308,000 restricted stock units.
We had $30.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of September 28, 2008. That cost is expected to be recognized over a weighted-average period of 2.4 years.
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
We paid $857.0 million to acquire FoxHollow through a combination of common stock, cash and fully vested and partially vested stock options and stock based awards. Changes to goodwill during the third quarter 2008 were based upon receiving the updated information necessary to finalize our estimates of the costs to complete our plan to consolidate our Redwood City, California facilities, acquired in the acquisition of FoxHollow, into our existing facilities located in Irvine, California and Plymouth, Minnesota, as discussed in Note 6. We finalized the purchase price allocation during the third quarter 2008.

The following table summarizes the fair value (in thousands) of the identifiable intangibles assets, goodwill and tangible assets, net of liabilities assumed, that were acquired as part of our acquisition of FoxHollow:

October 4,
2007
Intangible assets	$199,500
Acquired in-process research and development	70,700
Tangible assets acquired, net of liabilities assumed	144,956
Goodwill	441,887

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilities assumed	$857,043

Pro Forma Results of Operations
The unaudited pro forma combined consolidated statements of operations for the three and nine months ended September 30, 2007 set forth below combines the unaudited historical results of ev3 for the three and nine months ended September 30, 2007, respectively, and the unaudited pro forma results of ev3 and FoxHollow for the three and nine months ended September 30, 2007 and gives effect to the acquisition as if it occurred on January 1, 2007. Pro forma adjustments have been made related to amortization of identified intangible assets and interest income to reflect the use of acquired cash at the time of the acquisition. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies. The pro forma financial results below include the results of continuing operations of FoxHollow in its entirety during the periods presented.
The following table contains unaudited pro forma results (in thousands except per share data) for the three and nine months ended September 30, 2007, as if the acquisition had occurred at January 1, 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Reported	Pro forma	Reported	Pro forma
Net sales	$65,060	$117,057	$191,955		$343,789
Net loss	$(36,512)	$(53,221)	$(57,877)		$(83,641)
Net loss per common share:
Basic and diluted	$(0.60)	$(0.51)	$(0.98)	$	(0.82)
6. Restructuring
In conjunction with the acquisition of FoxHollow, our management began to assess and formulate a plan to restructure certain activities of FoxHollow and to terminate certain contractual agreements assumed in the acquisition. A significant portion of these costs were related to management’s plan to reduce the workforce and included costs for severance and change of control provisions provided for under certain FoxHollow employment contracts. We reduced the FoxHollow workforce by approximately 130 employees during the fourth quarter 2007 and we have completed the planned reductions by the end of the third quarter 2008. The unpaid portion of the workforce reductions represents salary continuance which will be paid over future periods. Total purchase price adjustments related to restructuring activities were $7.9 million for the nine months ended September 28, 2008. We finalized our restructuring costs in conjunction with our plans to consolidate our manufacturing and other operations including the closure of our facilities located in Redwood City, California, which we acquired in connection with our acquisition of FoxHollow. We have completed the relocation of the sales, manufacturing and research and development activities performed in our Redwood City, California facilities to our existing facilities located in Irvine, California and Plymouth, Minnesota. Provisions with respect to the restructuring activities of FoxHollow are recognized under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. For additional discussion of the purchase price allocation, see Note 5.

The following table represents a summary of activity (in thousands) associated with the FoxHollow restructuring accruals that occurred during the nine months ended September 28, 2008. The unpaid portions of these costs are included in accrued compensation and benefits, accrued liabilities, and other long-term liabilities for the periods presented:

	Purchase Price Adjustments (EITF 95-3)
		Adjustments to
	Balance at	Purchase Price		Balance at
	December 31, 2007	Allocation	Amounts Paid	September 28, 2008
Workforce reductions	$7,605	$1,574	$(7,048)	$2,131
Termination of contractual commitments	2,476	6,294	(712)	8,058

Total	$10,081	$7,868	$(7,760)	$10,189

As part of our restructuring plan, we have also incurred costs related to workforce reductions of the ev3 pre-acquisition workforce of approximately 40 employees in the fourth quarter 2007, which are accounted for under FASB Statement 112, “Employers’ Accounting for Postemployment Benefits,” and were recognized in the fourth quarter 2007 when the amounts became probable and estimable.
The following table represents a summary of activity (in thousands) associated with the ev3 pre-acquisition workforce restructuring accruals that occurred during the nine months ended September 28, 2008. The unpaid portions of these costs are included in accrued compensation and benefits for the periods presented:

	Expensed (FAS 112)
		Amounts
	Balance at	Charged to		Balance at
	December 31, 2007	Expense	Amounts Paid	September 28, 2008
Workforce reductions	$999	$(120)	$(879)	$—

Total	$999	$(120)	$(879)	$—

7. Inventories
Inventories consist of the following (in thousands):

	September 28, 2008	December 31, 2007
Raw materials	$11,781	$18,003
Work in-progress	6,453	3,946
Finished goods	49,724	53,063

	67,958	75,012
Inventory reserve	(11,689)	(10,968)

Inventory, net	$56,269	$64,044

8. Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 28, 2008	December 31, 2007
Machinery and equipment	$28,646	$27,405
Office furniture and equipment	18,456	16,897
Leasehold improvements	16,293	14,656
Construction in progress	5,540	6,957

	68,935	65,915

Less:
Accumulated depreciation and amortization	(35,292)	(27,930)

Property and equipment, net	$33,643	$37,985

Total depreciation expense for property and equipment was $2.8 million and $8.7 million for the three and nine months ended September 28, 2008, respectively, and $1.9 million and $5.5 million for the three and nine months ended September 30, 2007, respectively.
9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 28, 2008 are as follows (in thousands):

	Peripheral
	Vascular	Neurovascular	Total
Balance as of December 31, 2007	$501,394	$85,254	$586,648
Adjustment to goodwill related to acquisition of FoxHollow	11,800	—	11,800

Balance as of September 28, 2008	$513,194	$85,254	$598,448

The changes in the carrying amount of goodwill in the nine months ended September 28, 2008 were primarily a result of finalizing the costs associated with our plan to rationalize our acquired FoxHollow workforce (see Note 6) and increases in the reserves for the abandonment of property and equipment and leasehold improvements, and the termination of certain leases as a result of the consolidation of the FoxHollow operations. During the third quarter 2008, we received updated estimated costs necessary to finalize the purchase price allocation and the resulting goodwill.
Other intangible assets consist of the following (in thousands):

	Weighted	September 28, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and licenses	5.0	$13,989	$(5,905)	$8,084	$13,802	$(4,890)	$8,912
Developed technology	10.0	203,416	(63,137)	140,279	202,416	(50,213)	152,203
Trademarks and tradenames	9.0	12,222	(4,206)	8,016	12,222	(3,454)	8,768
Customer relationships	10.0	56,094	(16,749)	39,345	56,094	(13,094)	43,000
Distribution rights	2.5	9,274	(6,492)	2,782	9,274	(3,710)	5,564
Merck exclusivity (see Note 10)	3.3	—	—	—	13,600	(1,047)	12,553

Other intangible assets		$294,995	$(96,489)	$198,506	$307,408	$(76,408)	$231,000

Total amortization of other intangible assets was $8.2 million and $24.3 million for the three and nine months ended September 28, 2008, respectively, and $4.0 million and $11.9 million for the three and nine months ended September 30, 2007, respectively. The estimated amortization expense (inclusive of amortization expense already recorded for the nine months ended September 28, 2008) for the next five years ending December 31 is as follows (in thousands):

2008	$29,196
2009	22,516
2010	19,518
2011	18,104
2012	18,047
10. Intangible Asset Impairment
Merck & Co., Inc. notified us that it was exercising its right to terminate the amended and restated collaboration and license agreement, dated September 26, 2006, between Merck and FoxHollow, effective July 22, 2008. Under the terms of the agreement, which was amended in July 2007 in connection with our acquisition of FoxHollow, Merck had the right to terminate the agreement if FoxHollow’s founder and former chief executive officer, was no longer a director of our company other than in the event of his death or disability. As a result of this individual’s resignation from our board of directors in February 2008, Merck had the right to terminate the agreement at any time during the six-month period thereafter. Based upon the status of the ongoing negotiations with Merck, an impairment indicator existed at June 29, 2008. As a result of the termination of the Merck collaboration and license agreement, we recorded an asset impairment charge of $10.5 million during the second quarter 2008 to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow.
During the third quarter 2008, we recognized $7.0 million in research collaboration revenue. Of this amount, $2.0 million was a result of our agreement to accomplish an orderly wind-down of our research collaboration activities.
11. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 28, 2008	December 31, 2007
Term loan	$9,583	$10,000
Less: current portion	(2,500)	(3,571)

Total long-term debt	$7,083	$6,429

On June 24, 2008, our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. (collectively, the “Borrowers”), entered into an amendment (“Amended Facility”) to the existing Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amended Facility consists of a revolving line of credit of $50.0 million with a maturity date of June 25, 2010. In addition, amounts outstanding under the equipment financing line were refinanced into a $10.0 million term loan with a maturity date of June 23, 2012. We incurred $150,000 of debt issuance costs which are being amortized over the term of the revolving line of credit.
Pursuant to the terms of the Loan Agreement, we may borrow under the revolving line of credit subject to specified reserves, up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $10.0 million. As of September 28, 2008, we had approximately $9.6 million in outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit.
Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the term loan bear interest at a variable rate equal to SVB’s prime rate plus 0.5%. SVB’s prime rate at September 28, 2008 was 5.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears. Principal amounts outstanding under the term loan are payable in 48 consecutive equal monthly installments on the last day of each month, commencing August 31, 2008.
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
The loan agreement requires us to maintain a specified liquidity ratio, a tangible net worth level (through November 30, 2008) and an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) level (after November 30, 2008). The Loan Agreement contains customary events of default, including, among others, the failure to comply with certain covenants or other agreements. Upon the occurrence and during the continuation of an event of default, amounts due under the Loan Agreement may be accelerated by SVB. Although we were in compliance with the covenants at September 28, 2008, toward the end of October 2008, we determined that it was possible that we may not be in compliance with the monthly liquidity ratio covenant at the end of October, which under the terms of the Loan Agreement increased in October from a 0.75 to 1.00 ratio to a 1.00 to 1.00 ratio. We received a written waiver of the monthly liquidity ratio covenant measured as of October 31, 2008. The waiver does not extend beyond October 31, 2008.
Annual maturities of our long-term debt are as follows (in thousands):

Remaining 2008	$625
2009	2,500
2010	2,500
2011	2,500
2012	1,458

Total	$9,583

12. Other Comprehensive Loss
The following table provides a reconciliation of net loss to comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(7,310)	$(36,512)	$(44,502)	$(57,877)
Changes in foreign currency translation	137	(213)	115	(334)

Total comprehensive loss	$(7,173)	$(36,725)	$(44,387)	$(58,211)

13. Commitments and Contingencies
Letters of Credit
As of September 28, 2008, we had $5.0 million of outstanding letters of credit and other financial guarantees, of which approximately $1.4 million was collateralized by restricted cash and $3.6 million was backed by our revolving line of credit. The letters of credit and other financial guarantees support various obligations, such as operating leases, tender arrangements with customers and automobile leases.
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
On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff is Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. The complaint alleges that Erik van der Burg and three unidentified institutional investors have assigned their claims as former shareholders of Appriva to Appriva Shareholder Litigation Company, LLC. The complaint alleges specified damages in the form of the second milestone payment ($25 million), which is claimed to be due and payable, and further alleges unspecified damages to be proven at trial. The complaint alleges the following claims: misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. We believe these allegations and claims are without merit and intend to vigorously defend this action. We filed a motion to dismiss the complaint. On August 24, 2006, the trial court converted our motion to dismiss into a motion for summary judgment, which motion was granted. The trial court ruled that Appriva Shareholder Litigation Company, LLC did not have standing. The trial court did not address the merits of the claims. Appriva Shareholder Litigation Company, LLC has appealed the trial court’s ruling. The Lesh appeal and the Appriva Shareholder Litigation Company, LLC appeal were consolidated for purposes of appeal. By decision dated November 1, 2007, the Delaware Supreme Court reversed and remanded the trial court’s ruling. The Delaware Supreme Court held, among other things, that Appriva Shareholder Litigation Company was entitled to submit extrinsic evidence in support of its position on standing, and that the trial court on remand should allow the submission of such evidence, if any exist. Subsequently, the parties have completed limited discovery regarding the existence of extrinsic evidence on the standing issue and have submitted supplemental briefs to the trial court limited to that issue. The trial court has yet to issue a ruling on the standing issue. Because both of these Appriva acquisition related matters are in early stages, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.
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

The following is segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net sales

Net product sales:

Peripheral vascular:
Atherectomy	$20,992	$—	$68,624	$—
Stents	26,772	23,105	77,932	65,064
Thrombectomy and embolic protection	6,938	5,368	19,990	20,029
Procedural support and other	12,184	10,240	35,243	30,742

Total peripheral vascular	66,886	38,713	201,789	115,835

Neurovascular:
Embolic products	18,174	14,698	53,469	40,451
Neuro access and delivery products and other	14,958	11,649	41,319	35,669

Total neurovascular	33,132	26,347	94,788	76,120

Total net product sales	100,018	65,060	296,577	191,955

Research collaboration:	7,011	—	19,426	—

Total net sales	$107,029	$65,060	$316,003	$191,955

Gross profit
Peripheral vascular	$39,480	$23,421	$124,442	$69,502
Neurovascular	24,356	18,542	69,693	56,537
Research collaboration	4,911	—	13,779	—

Total	$68,747	$41,963	$207,914	$126,039

Operating expense	73,355	80,196	251,542	185,947

Loss from operations	$(4,608)	$(38,233)	$(43,628)	$(59,908)

	September 28,	December 31,
	2008	2007

Total assets
Peripheral vascular	$879,114	$936,348
Neurovascular	136,669	150,758

Total	$1,015,783	$1,087,106

The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Geographic Data
Net Sales
United States	$70,452	$38,312	$208,773	$113,028
International	36,577	26,748	107,230	78,927

Total net sales	$107,029	$65,060	$316,003	$191,955

	September 28,	December 31,
	2008	2007
Long-lived Assets
United States	$32,503	$37,015
International	1,140	970

Total long-lived assets	$33,643	$37,985

15. Related Party Transaction
During the second quarter 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two-year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”) owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. Warburg Pincus collectively owned over 50% of our outstanding common stock at the time we entered into the distribution agreement with Lepu and Warburg Pincus, together with Vertical Group, L.P. (“Vertical”), have two designees on our board of directors. During the three and nine months ended September 28, 2008, Lepu purchased peripheral vascular products from us totaling approximately $260,000 and $1.7 million, respectively. As of September 28, 2008, Lepu owed us approximately $182,000 that is included in accounts receivable.
16. Loss Per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares. In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding.
Outstanding options of 10.4 million and 5.6 million were excluded from the computation of basic and diluted net loss per common share for the three and nine months ended September 28, 2008 and September 30, 2007, respectively, as they had an antidilutive effect.

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
We believe the overall market for endovascular devices will, in the long term, grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. We intend to capitalize on this market opportunity by the continued introduction of new products. We expect to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with acquisitions or other external collaborations. In October 2007, we acquired FoxHollow Technologies, Inc. FoxHollow’s principal product is the SilverHawk Plaque Excision System, which is a minimally invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. Additionally, our growth has been, and will continue to be, impacted by our expansion into new geographic markets, the expansion of our direct sales organization in existing geographic markets and increased efficiency of our existing direct sales organization.
Our product portfolio includes a broad spectrum of over 100 products consisting of over 1,500 SKUs to treat vascular disease in both the peripheral vascular and neurovascular markets, including stents, atherectomy and thrombectomy products, PTA balloons, embolic protection devices, infusion catheters/wires, embolic coils and liquid embolics. As a result of our FoxHollow acquisition, until recently, we also were engaged in a research collaboration with Merck & Co., Inc. (Merck) for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease. Dr. Simpson’s resignation from our board of directors in February 2008 gave rise to a right of termination by Merck at any time during the six-month period thereafter. Merck exercised the termination right and our amended and restated collaboration and license agreement terminated effective July 22, 2008. During the third quarter 2008, we negotiated an agreement with Merck to accomplish an orderly wind-down of activities. Under the agreement Merck will reimburse us for costs directly associated with the wind-down of our research collaboration activities, plus an agreed upon markup.
Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular segment, which was formerly referred to as our cardio peripheral segment, contains products that are used primarily in peripheral vascular procedures by radiologists, vascular surgeons and cardiologists and in targeted endovascular procedures. Our neurovascular segment contains products that are used primarily by neuroradiologists and neurosurgeons. Our sales activities and operations are aligned closely with our business segments. We generally have dedicated peripheral vascular sales teams in the United States, Canada, Europe and other international countries that target customers who perform primarily peripheral vascular procedures and separate, dedicated neurovascular sales teams in such countries that are specifically focused on our neurovascular business customer base.
We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships primarily in selected international markets. Our corporate headquarters and our principal manufacturing, research and development, and U.S. sales operations for our peripheral vascular product line are located in Plymouth, Minnesota. Our manufacturing, research and development, and U.S. sales operations for our neurovascular product lines are located in Irvine, California. Our FoxHollow atherectomy and thrombectomy products were manufactured in Redwood City, California. However, in order to streamline our operations and improve efficiencies, we have relocated the sales, manufacturing and research and development activities performed in Redwood City, facility to our existing facilities located in Plymouth, Minnesota and Irvine, California. Outside of the United States, our primary office is in Paris, France.
We sell our products through a direct sales force and independent distributors in more than 60 countries. Our direct sales and marketing infrastructure includes a worldwide sales force of approximately 385 sales professionals as of September 28, 2008 in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 86% and 87% of our net sales during the three and nine months ended September 28, 2008, respectively, with the balance generated by independent distributors.
Since our acquisition of FoxHollow, we have spent considerable time and resources integrating our two operations, including in particular, our U.S. peripheral vascular sales force, and training our combined sales force on our combined product offering and cross-selling opportunities. We reduced the number of our U.S. peripheral vascular sales representatives from approximately 328 at the time of our acquisition of FoxHollow to approximately 175 as of September 28, 2008. We have continued to strive to increase productivity from our U.S. peripheral vascular sales representatives.
We also have focused on our international strategy for SilverHawk by training physicians, establishing key opinion leaders, conducting European clinical research and developing specific product and procedure reimbursement strategies to support the broad dissemination of the atherectomy procedure and our products.
In order to drive sales growth, we have invested heavily throughout our history in not only the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals. A significant portion of our net sales has historically been, and we expect to continue to be, attributable to new and enhanced products. During 2007, we launched our Protégé RX Carotid Stents, additional lengths in our EverFlex family of stents and our SilverHawk LS-M and MS-M products in the United States for the peripheral vascular market and our Axium coil for the neurovascular market, all of which have contributed to our net sales in the first nine months of 2008. To date, in 2008, we have launched the SilverHawk LX-M device in the United States and received FDA clearance for our RockHawk Atherectomy System for surgical use and the 5mm diameter Protégé EverFlex Self-Expanding Stent System for use in the biliary. We expect to continue our focus to further validate the clinical and competitive benefits of our technology platforms to drive new and enhanced products. During third quarter 2008, we reported positive 12-month follow-up results for our European DURABILITY I clinical study, a peripheral stent study covering long lesion lengths in a challenging patient population, and we announced our DEFINITIVE clinical trial series to expand the clinical evidence supporting the value of our SilverHawk and RockHawk Plaque Excision Systems to drive increased procedure adoption, expand clinical indications and support the use of atherectomy as a front-line therapy. We also recently enrolled our first patient in DEFINITIVE Ca++ U.S. investigational device exemption (IDE) trial to evaluate RockHawk Plaque Excision System when used in conjunction with the SpiderFX Embolic Protection Device in the treatment of moderate to heavily calcified peripheral artery lesions.
Since our distribution agreement with Invatec expires on December 31, 2008, we have been working during 2008 to launch our own PTA balloon catheters in the beginning of 2009. The Invatec products we distribute include the Sailor Plus, Submarine Plus, Admiral Xtreme and Amphirion Deep PTA catheters and the Diver C.E. Thrombus Aspiration Catheter. Under the distribution agreement, we are permitted to continue to sell our inventory of Invatec products for a period of up to six months after the expiration of the distribution agreement. During third quarter 2008, we submitted 510(k) applications to the FDA for our EverCross and NanoCross PTA balloons.
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
Summary of Third Fiscal Quarter 2008 Financial Results and Outlook
Our net sales increased 65% in third quarter 2008 compared to third quarter 2007. We attribute this increase primarily to the addition of atherectomy product sales as a result of our acquisition of FoxHollow, expansion in our neurovascular and international businesses and increased sales of our other peripheral vascular products. Third quarter 2008 sales included

$21.0 million of atherectomy product sales, which we believe were hampered due to heightened competitive pressures and the related physician trialing of competitive devices.
During the remainder of 2008, we intend to remain focused on expanding our global position in the peripheral vascular and neurovascular markets by increasing procedural penetration, driving growth and expansion in international markets, investing in the development of our next generation of products and advancing our clinical trial programs. We also intend to remain focused on improving sales execution and operational efficiency. We are mindful, however, of general worldwide economic conditions, to which our business is not immune. We believe the current worldwide economic crisis has resulted and may continue to result in reduced procedures using our products. Many of the procedures that use our products are, to some extent, elective and therefore can be deferred by patients. In light of the current economic conditions, patients may not be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. In particular, patients that have high-deductible health plans and health savings accounts and thus require the patients to incur significant out-of-pocket costs are especially more apt to defer procedures at time when cash is tight. The worldwide economic crisis also may have other adverse implications on our business, operating results and financial position as described in more detail under the heading “Part II. Item 1.A. Risk Factors.”
Our third fiscal quarter 2008 results and financial condition included the following items of significance, some of which we expect may also affect our results and financial condition during the remainder of 2008:
•	Our net sales of $107.0 million for the third quarter 2008 included product net sales of $66.9 million in our peripheral vascular segment, $33.1 million in our neurovascular segment and $7.0 million of research collaboration revenue. Our atherectomy business is still under some pressure due to heightened competitive pressures and the related physician trialing of competitive devices. We expect our peripheral vascular net sales to increase during the remainder of 2008 as compared to the same period in 2007 due to market growth, specifically in our international markets, including the continued penetration of our atherectomy products into international markets, and increased market penetration of the EverFlex family of stents. We expect our neurovascular net sales to increase during the remainder of 2008 as compared to the same period in 2007 due to continued penetration of our Axium coil and neuro access and delivery products, and increased market growth internationally.

•	On a geographic basis, 66% of our net sales for the third quarter 2008 were generated in the United States and 34% were generated outside the United States. Changes in foreign currency rates had a positive impact of approximately $1.7 million on third quarter 2008 net sales compared to third quarter 2007, principally resulting from the strength of the U.S. dollar as compared to the Euro. We expect our international net sales to increase during the remainder of 2008 as compared to the same period last year primarily as a result of increased market penetration of the Axium coil and the EverFlex family of stents and the continued penetration of atherectomy products into international markets.

•	During the third quarter 2008, we recognized $7.0 million in research collaboration revenue. Of this amount, $2.0 million was a result of our agreement to accomplish an orderly wind-down of our research collaboration activities. We expect to recognize additional revenue of approximately $800,000 from wind-down activities in the fourth quarter 2008.

•	Our operating expenses were $111.6 million in the third quarter 2008. Although our sales, general and administrative expenses and research and development expenses each increased in absolute dollars in the third quarter 2008 compared to third quarter 2007, each decreased as a percentage of net sales. We expect our sales, general and administrative expenses, research and development expense and amortization of intangible assets to decrease in absolute dollars in the remainder of 2008 as compared to the same period in 2007. We expect sales, general and administrative expenses and research and development expense each to continue to decline as a percentage of net sales.

•	Other (income) expense, net was an expense of $2.3 million in the third quarter 2008 compared to income of $1.6 million in the same period of 2007. The stronger U.S. dollar compared to the Euro negatively impacted our Euro designated accounts receivable in the third quarter 2008 and the continued volatility of foreign currency exchange rates may continue to impact our operating results in future periods.

•	Our net loss for the third quarter 2008 was $7.3 million, or $0.07 per common share. Our focus for the remainder of 2008 is to improve our profitability.

•	Our cash and cash equivalents were $45.9 million at September 28, 2008, an increase of $7.2 million compared to the end of the second quarter 2008. This increase was primarily due to cash provided by operating activities during the third quarter 2008. We believe our cash and cash equivalents and current financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. We will continue to focus our efforts on improving our cash position during the remainder of 2008 however, the strength of the U.S. Dollar against various foreign currencies and the general downtown of worldwide economic conditions may place pressure on certain of our international customers and distributors which could delay cash flows corresponding to those accounts receivable.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,	Percent	September 28,	September 30,	Percent
	2008	2007	Change	2008	2007	Change
Results of Operations:
Sales
Product sales	$100,018	$65,060	53.7%	$296,577	$191,955	54.5%
Research collaboration	7,011	—	NM	19,426	—	NM

Net sales	$107,029	$65,060	64.5%	$316,003	$191,955	64.6%
Operating expenses:
Product cost of goods sold (a)	36,182	23,097	56.7%	102,442	65,916	55.4%
Research collaboration	2,100	—	NM	5,647	—	NM
Sales, general and administrative (a)	53,005	45,353	16.9%	178,769	125,372	42.6%
Research and development (a)	12,133	10,708	13.3%	37,913	29,464	28.7%
Amortization of intangible assets	8,101	3,952	105.0%	24,285	11,916	103.8%
Intangible asset impairment	—	—	NM	10,459	—	NM
Loss (gain) on sale or disposal of assets, net	116	—	NM	116	(988)	NM
Special charges	—	20,183	NM	—	20,183	NM

Total operating expenses	111,637	103,293	8.1%	359,631	251,863	42.8%
Loss from operations	(4,608)	(38,233)	(87.9)%	(43,628)	(59,908)	(27.2)%
Other (income) expense:
Realized and unrealized gains on investments, net	(142)	—	NM	(542)	—	NM
Interest (income) expense, net	49	(417)	NM	(307)	(823)	NM
Other (income) expense, net	2,279	(1,554)	NM	192	(2,066)	NM

Loss before income taxes	(6,794)	(36,262)	(81.3)%	(42,971)	(57,019)	(24.6)%
Income tax expense	516	250	NM	1,531	858	NM

Net loss	$(7,310)	$(36,512)	(80.0)%	$(44,502)	$(57,877)	(23.1)%

Net loss per common share (basic and diluted)	$(0.07)	$(0.60)		$(0.43)	$(0.98)

Weighted average shares outstanding (basic and diluted)	104,474,600	60,365,027		104,276,029	59,141,035

(a)	Includes stock-based compensation charges of:

Product cost of goods sold	$121	$101	$596	$446
Sales, general and administrative	2,572	2,100	9,608	6,166
Research and development	366	269	1,478	717

	$3,059	$2,470	$11,682	$7,329

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,	Percent	September 28,	September 30,	Percent
	2008	2007	Change	2008	2007	Change
NET SALES BY SEGMENT:
Net product sales:
Peripheral vascular:
Atherectomy	$20,992	$—	NM	$68,624	$—	NM
Stents	26,772	23,105	15.9%	77,932	65,064	19.8%
Thrombectomy and embolic protection	6,938	5,368	29.2%	19,990	20,029	(0.2)%
Procedural support and other	12,184	10,240	19.0%	35,243	30,742	14.6%

Total peripheral vascular	66,886	38,713	72.8%	201,789	115,835	74.2%

Neurovascular:
Embolic products	18,174	14,698	23.6%	53,469	40,451	32.2%
Neuro access and delivery products and other	14,958	11,649	28.4%	41,319	35,669	15.8%

Total neurovascular	33,132	26,347	25.8%	94,788	76,120	24.5%

Total net product sales	100,018	65,060	53.7%	296,577	191,955	54.5%

Research collaboration:	7,011	—	NM	19,426	—	NM

Total net sales	$107,029	$65,060	64.5%	$316,003	$191,955	64.6%

	Three Months Ended			Nine Months Ended
	September 28,	September 30,	Percent	September 28,	September 30,	Percent
	2008	2007	Change	2008	2007	Change
NET SALES BY GEOGRAPHY:
United States	$70,452	$38,312	83.9%	$208,773	$113,028	84.7%
International
Before foreign exchange impact	34,842	26,748	30.3%	99,496	78,927	26.1%
Foreign exchange impact	1,735	—	—	7,734	—	—

Total	36,577	26,748	36.7%	107,230	78,927	35.9%

Total net sales	$107,029	$65,060	64.5%	$316,003	$191,955	64.6%

Comparison of the Three Months Ended September 28, 2008 to the Three Months Ended September 30, 2007
Net sales. Net sales increased 65% to $107.0 million in the three months ended September 28, 2008 compared to $65.1 million in the three months ended September 30, 2007, reflecting sales growth in each of our reportable business segments and geographic markets. In particular, our sales growth was positively affected by our FoxHollow acquisition, the launch of our Axium coil during the fourth quarter 2007 and continued market penetration of the EverFlex family of stents and the Onyx Liquid Embolic System. Our net sales in the three months ended September 28, 2008 included $21.0 million of net sales from our atherectomy products and $7.0 million in research collaboration revenue.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 73% to $66.9 million in the three months ended September 28, 2008 compared to $38.7 million in the three months ended September 30, 2007. This sales growth was primarily the result of our FoxHollow acquisition and increased market penetration of our EverFlex family of stents. Third fiscal quarter 2008 net sales included $21.0 million of atherectomy product sales. Net sales in our stent product line increased 16% to $26.8 million in the three months ended September 28, 2008 compared to $23.1 million in the three months ended September 30, 2007. This increase was attributable to increased market penetration of our EverFlex family of stents. Net sales of our thrombectomy and embolic protection devices increased 29% to $6.9 million in the three months ended September 28, 2008 compared to $5.4 million in the same period of 2007. Net sales of our procedural support and other products increased 19% to $12.2 million in the three months ended September 28, 2008 compared to $10.2 million in the three months ended September 30, 2007 largely due to the increased market penetration of PTA balloon catheters in the United States.

Net sales of neurovascular products. Net sales of our neurovascular products increased 26% to $33.1 million in the three months ended September 28, 2008 compared to $26.4 million in the three months ended September 30, 2007 due to increases in both our embolic and neuro access and delivery product lines. Net sales of our embolic products increased 24% to $18.2 million in the three months ended September 28, 2008 compared to $14.7 million in the same period of 2007 primarily due to the launch of the Axium coil and increased market penetration of the Onyx Liquid Embolic System, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 28% to $14.9 million in the three months ended September 28, 2008 compared to $11.7 million in the same period in 2007 largely as a result of volume increases across multiple product lines including our catheters and neuro balloons.
Research collaboration (revenue). Revenue from our research collaboration with Merck was $7.0 million for the three months ended September 28, 2008, which included $2.0 million for wind-down activities as negotiated with Merck.
Net sales by geography. Net sales in the United States increased 84% to $70.4 million in the three months ended September 28, 2008 compared to $38.3 million in the three months ended September 30, 2007 and was driven mainly by the acquisition of FoxHollow. International net sales increased 37% to $36.6 million in the three months ended September 28, 2008 compared to $26.8 million in the three months ended September 30, 2007 and represented 34% and 41% of our total net sales during the three months ended September 28, 2008 and September 30, 2007, respectively. International growth was primarily due to the launch of the Axium coil, further market penetration of the EverFlex family of stents and the Onyx Liquid Embolic System and increased penetration of our atherectomy products into international markets. Our international net sales in the three months ended September 28, 2008 included a favorable foreign currency exchange rate impact of approximately $1.7 million, principally resulting from the relationship of the Euro to the U.S. dollar.
Product cost of goods sold. As a percentage of product sales, product cost of goods sold was 36% of product sales in the three months ended September 28, 2008 and September 30, 2007. In our peripheral vascular segment, product cost of goods sold as a percent of product sales increased to 41% in the three months ended September 28, 2008 compared to 40% in the three months ended September 30, 2007 primarily attributable to costs associated with the consolidation of our Redwood City manufacturing operations into our Irvine and Plymouth facilities and additional excess and obsolete inventory reserves related to our planned product transitions to next generation devices, offset by manufacturing efficiencies and increased sales volume. In our neurovascular segment, product cost of goods sold as a percent of product sales decreased to 26% in the three months ended September 28, 2008 compared to 30% in the three months ended September 30, 2007 primarily attributable to lower manufacturing costs partially offset by excess and obsolete inventory reserves related to our planned product transitions to next generation devices.
Sales, general and administrative. Sales, general and administrative expenses increased 17% to $53.0 million in the three months ended September 28, 2008 compared to $45.4 million in the three months ended September 30, 2007 primarily as a result of our acquisition of FoxHollow. Included in the increase were higher personnel costs of $7.6 million due to increases in overall staffing levels including the consolidated sales force as a result of our acquisition of FoxHollow, an additional $1.2 million of other costs related to FoxHollow not present in the same quarter of prior year, and a $472,000 increase in non-cash stock-based compensation costs. The increase was offset by $4.6 million of expenses incurred in preparation for the FoxHollow integration in the three months ended September 30, 2007 and not incurred in the third quarter 2008. Sales, general and administrative expenses as a percentage of net sales declined to 50% of net sales in the three months ended September 28, 2008 compared to 70% of net sales in the three months ended September 30, 2007 as a result of cost synergies implemented in the fourth quarter 2007 and increased net sales.
Research and development. Research and development expense increased 13% to $12.2 million in the three months ended September 28, 2008 compared to $10.7 million in the three months ended September 30, 2007. This increase was primarily due to the acquisition of FoxHollow and to a lesser extent, increases in personnel costs to support higher levels of research and development and clinical study activities. Research and development expense decreased to 11% of net sales in the three months ended September 28, 2008 compared to 16% of net sales in the three months ended September 30, 2007.
Amortization of intangible assets. Amortization of intangible assets increased to $8.1 million in the three months ended September 28, 2008 compared to $4.0 million in the three months ended September 30, 2007 primarily as a result of the amortization of intangible assets purchased in connection with our acquisition of FoxHollow. In the third quarter 2008, we incurred a charge of approximately $468,000 related to patent impairments. See Note 9 to our consolidated financial statements contained elsewhere in this report for further information regarding intangible assets.

Special charges. Special charges of $20.2 million were recorded in third quarter 2007 as a result of agreements in principle to settle certain patent infringement and other litigation between ev3 and its subsidiaries, The Regents of the University of California and Boston Scientific Corporation. The $20.2 million special charge consisted of amounts then expected to be paid by ev3 to the parties and legal fees and expenses associated with the litigation.
Realized and unrealized gains on investments, net. Net realized and unrealized gains on investments totaled $142,000 for the three months ended September 28, 2008. We recorded a gain of $179,000 on the final settlement of escrow related to the 2002 sale of our investment in Enteric Medical Technologies, Inc.
Interest (income) expense, net. Interest (income) expense, net was an expense of $49,000 in the three months ended September 28, 2008 compared to income of $307,000 in the three months ended September 30, 2007. This decrease was due primarily to lower average cash balances and declining interest rates in the third quarter 2008 compared to the third quarter 2007. We expect interest income to decline over the remainder of 2008 as a result of declining interest rates and a decrease in interest expense associated with our Silicon Valley Bank term loan.
Other (income) expense, net. Other (income) expense, net was an expense of $2.3 million in the three months ended September 28, 2008 compared to income of $1.6 million in the three months ended September 30, 2007. The other (income) expense, net in each of the three months ended September 28, 2008 and September 30, 2007 was primarily due to net foreign currency exchange rates. The stronger U.S. dollar compared to the Euro negatively impacted our Euro designated accounts receivable in the third quarter 2008.
Income tax expense. We incurred modest levels of income tax expense in each of the three months ended September 28, 2008 and September 30, 2007 related to certain of our European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the three months ended September 28, 2008 or September 30, 2007 due to our history of operating losses.
Comparison of the Nine Months Ended September 28, 2008 to the Nine Months Ended September 30, 2007
Net sales. Net sales increased 65% to $316.0 million in the nine months ended September 28, 2008 compared to $192.0 million in the nine months ended September 30, 2007, reflecting sales growth in each of our reportable business segments and geographic markets. In particular, our sales growth was positively affected by our FoxHollow acquisition, the launch of our Axium coil during the fourth quarter 2007 and continued market penetration of the EverFlex family of stents and the Onyx Liquid Embolic System. Our net sales in the nine months ended September 28, 2008 included $68.6 million of net sales from our atherectomy products and $19.4 million from research collaboration activities with Merck.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 74% to $201.8 million in the nine months ended September 28, 2008 compared to $115.8 million in the nine months ended September 30, 2007. This sales growth was primarily the result of our FoxHollow acquisition and increased market penetration of our EverFlex family of stents. Net sales in our atherectomy product line were $68.6 million for the nine months ended September 28, 2008. Net sales in our stent product line increased 20% to $77.9 million in the nine months ended September 28, 2008 compared to $65.1 million in the nine months ended September 30, 2007. This increase was attributable to increased market penetration of our EverFlex stents, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices were $20.0 million in the nine months ended September 28, 2008 and 2007. Net sales of our procedural support and other products increased 15% to $35.3 million in the nine months ended September 28, 2008 compared to $30.7 million in the nine months ended September 30, 2007 largely due to the increased market penetration of PTA balloon catheters in the United States.
Net sales of neurovascular products. Net sales of our neurovascular products increased 25% to $94.8 million in the nine months ended September 28, 2008 compared to $76.2 million in the nine months ended September 30, 2007 as a result of increased penetration of new and existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 32% to $53.5 million in the nine months ended September 28, 2008 compared to $40.4 million in the same period of 2007 primarily due to the launch of the Axium coil and increased market penetration of the Onyx Liquid Embolic System, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 16% to $41.3 million in the nine months ended September 28, 2008 compared to $35.8 million in the same period in 2007 largely as a result of volume increases across virtually all neuro access and delivery product lines.

Research collaboration (revenue). Research collaboration revenue was $19.4 million for the nine months ended September 28, 2008.
Net sales by geography. Net sales in the United States increased 85% to $208.7 million in the nine months ended September 28, 2008 compared to $113.0 million in the nine months ended September 30, 2007 and was driven mainly by the acquisition of FoxHollow. International net sales increased 36% to $107.3 million in the nine months ended September 28, 2008 compared to $79.0 million in the nine months ended September 30, 2007 and represented 34% and 41% of our total net sales during the nine months ended September 28, 2008 and September 30, 2007, respectively. International growth was primarily due to the launch of the Axium coil, further market penetration of the EverFlex family of stents and the Onyx Liquid Embolic System, and the continued penetration of our atherectomy products into international markets. Our international net sales in the nine months ended September 28, 2008 included a favorable foreign currency exchange rate impact of approximately $7.7 million, principally resulting from the relationship of the Euro to the U.S. dollar.
Product cost of goods sold. As a percentage of product sales, product cost of goods sold was 35% of product sales in the nine months ended September 28, 2008 compared to 34% in the nine months ended September 30, 2007. In our peripheral vascular segment, product cost of goods sold as a percent of product sales decreased to 38% in the nine months ended September 28, 2008 compared to 40% in the nine months ended September 30, 2007 primarily attributable to costs associated with the consolidation of our Redwood City manufacturing operations into our Irvine and Plymouth facilities and additional excess and obsolete inventory reserves related to our planned product transitions to next generation devices, offset by manufacturing efficiencies and increased sales volume. In our neurovascular segment, product cost of goods sold as a percent of product sales was 26% in the nine months ended September 28, 2008 and September 30, 2007.
Sales, general and administrative. Sales, general and administrative expenses increased 43% to $178.8 million in the nine months ended September 28, 2008 compared to $125.4 million in the nine months ended September 30, 2007 primarily as a result of the acquisition of FoxHollow. Included in the increase were higher personnel costs of $31.2 million due to increases in overall staffing levels including the consolidated sales force as a result of our acquisition of FoxHollow, an additional $10.3 million of other costs related to FoxHollow not present in the same period of prior year, and a $3.4 million increase in non-cash stock-based compensation costs. Although sales, general and administrative expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 57% of net sales in the nine months ended September 28, 2008 compared to 65% of net sales in the nine months ended September 30, 2007 as a result of cost synergies implemented in the fourth quarter 2007 and increased net sales.
Research and development. Research and development expense increased 29% to $37.9 million in the nine months ended September 28, 2008 compared to $29.5 million in the nine months ended September 30, 2007. This increase was primarily due to the acquisition of FoxHollow and to a lesser extent, increases in personnel costs to support higher levels of research and development and clinical study activities. Research and development expense decreased to 12% of net sales in the nine months ended September 28, 2008 compared to 15% of net sales in the nine months ended September 30, 2007.
Amortization of intangible assets. Amortization of intangible assets increased to $24.3 million in the nine months ended September 28, 2008 compared to $11.9 million in the nine months ended September 30, 2007 primarily as a result of the amortization of intangible assets purchased in connection with our acquisition of FoxHollow and the amortization of our Invatec distribution rights. For the nine months ended September 28, 2008, we incurred a charge of approximately $1.1 million related to patent impairments. See Note 9 to our consolidated financial statements contained elsewhere in this report.
Intangible asset impairment. Intangible asset impairment was $10.5 million in the nine months ended September 28, 2008 and was a result of the termination of the Merck collaboration and license agreement. See Note 10 to our consolidated financial statements contained elsewhere in this report.
Realized and unrealized gains on investments, net. Net realized and unrealized gains on investments totaled $542,000 for the nine months ended September 28, 2008. We recorded a gain of $830,000 as a result of the sale of an investment which had no carrying value at the time of sale and a gain of $179,000 on the final settlement of escrow related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. This gain is offset by a $518,000 charge related to the other-than-temporary impairment of an investment to reflect the fair market value as of September 28, 2008.

Interest (income) expense, net. Interest (income) expense, net was income of $307,000 in the nine months ended September 28, 2008 compared to income of $823,000 in the nine months ended September 30, 2007. This decrease was due primarily to lower average cash balances and declining interest rates in the year to date 2008 period compared to the same period last year.
Other (income) expense, net. Other (income) expense, net was an expense of $192,000 in the nine months ended September 28, 2008 compared to income of $2.1 million in the nine months ended September 30, 2007. The other (income) expense, net in each of the nine months ended September 28, 2008 and September 30, 2007 was primarily due to foreign currency exchange rate gains and losses. The stronger U.S. dollar compared to the Euro negatively impacted our Euro designated accounts receivable in the third quarter 2008.
Income tax expense. We incurred modest levels of income tax expense in each of the nine months ended September 28, 2008 and September 30, 2007 related to certain of our European sales offices. We recorded no provision or benefit for U.S. income taxes in either of the nine month periods ended September 28, 2008 or September 30, 2007 due to our history of operating losses.
Liquidity and Capital Resources

	September 30,	December 31,
Balance Sheet Data	2008	2007
	(in thousands)
Cash and cash equivalents	$45,947	$81,060
Short-term investments	—	9,744
Total current assets	183,277	228,370
Total assets	1,015,783	1,087,106
Total current liabilities	74,709	119,159
Total liabilities	87,173	128,625
Total stockholders’ equity	928,610	958,481
Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments available to fund our current operations were $45.9 million and $90.8 million at September 28, 2008 and December 31, 2007, respectively. We believe our cash, cash equivalents, short-term investments and current financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. Our cash is primarily invested in highly liquid prime or treasury money market funds which we believe are not subject to the risks inherent in the capital markets.
Operating activities. Cash used in operations during the nine months ended September 28, 2008 was $30.5 million compared to $20.3 million during the nine months ended September 30, 2007, reflecting primarily our net loss in each of the periods and our increased working capital requirements. Increased working capital requirements during the current year were primarily a result of payments made during the second quarter 2008 of approximately $15.4 million for the coil litigation settlements. Additionally, we experienced increased levels of inventory and accounts receivable as a result of higher sales levels as compared to the comparable nine month period ended September 28, 2007. During the nine months ended September 28, 2008, our net loss included approximately $44.7 million of non-cash charges for depreciation and amortization and non-cash stock-based compensation expense compared with $24.7 million during the nine months ended September 30, 2007. As a result of our acquisition of FoxHollow, non-cash charges increased $13.8 million and $2.5 million related to the amortization of acquired intangible assets and non-cash stock-based compensation expense, respectively, and $10.5 million related to the Merck asset impairment.
Investing activities. Cash used in investing activities was $7.3 million during the nine months ended September 28, 2008, primarily due to 9.0 million in purchases of property and equipment, approximately $7.5 million of payments related to the Dendron earn-out contingency and $2.3 million in purchases of patents and licenses, partially offset by $9.7 million in proceeds from the sale of short-term investments. Cash used in investing activities was $8.1 million during the nine months ended September 30, 2007 reflecting primarily purchases of $6.5 million of property and equipment and $6.5 million of distribution rights related to our agreement with Invatec, partially offset by the receipt of $6.9 million in proceeds from the sale of short-term investments. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment during the balance of 2008.
Financing activities. Cash provided by financing activities was $2.5 million during the nine months ended September 28, 2008, reflecting net proceeds used to refinance our equipment term loan with Silicon Valley Bank and proceeds from stock option exercises and employee stock purchase plan purchases. Cash provided by financing activities was $53.5 million during the nine months ended September 30, 2007 and was generated primarily from proceeds from the issuance of our common stock in our April 2007 secondary public offering, borrowings under our equipment term loan with Silicon Valley Bank and from stock option exercises.
Contractual cash obligations. Our contractual cash obligations as of December 31, 2007 are set forth in our annual report on Form 10-K for the year ended December 31, 2007. There were no material changes in our contractual cash obligations since that date through September 28, 2008.
Financing history. We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $199.4 million, have resulted in an accumulated deficit of $825.5 million as of September 28, 2008. Historically, our liquidity needs have been met through a series of preferred investments, demand notes payable issued to two of our principal shareholders, our June 2005 initial public offering, our April 2007 secondary public offering and our bank financing with Silicon Valley Bank.
Credit facility. Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., are parties to a loan and security agreement with Silicon Valley Bank (“SVB”), which was amended most recently in June 2008. The amended facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit expires June 25, 2010 and the term loan matures on June 23, 2010. Pursuant to the terms of the loan agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will be subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $10.0 million. As of September 28, 2008, we had $9.6 million in outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $3.6 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit as of September 28, 2008 to approximately $46.4 million.
Borrowings under the revolving line bear interest at a variable rate equal to SVB’s prime rate. Borrowings under the term loan bear interest at a variable rate equal to SVB’s prime rate plus 0.5%. SVB’s prime rate at September 28, 2008 was 5.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears. Principal amounts outstanding under the term loan are payable in 48 consecutive equal monthly installments on the last day of each month, commencing August 31, 2008.
Both the revolving line of credit and term loan are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries. The loan agreement requires us to maintain a specified liquidity ratio, a tangible net worth level (through November 30, 2008) and an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) level (after November 30, 2008). The loan agreement contains customary events of default, including, among others, the failure to comply with certain covenants or other agreements. Upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement may be accelerated by SVB. Although we were in compliance with the covenants at September 28, 2008, toward the end of October 2008, we determined that it was possible that we may not be in compliance with the monthly liquidity ratio covenant at the end of October, which under the terms of the loan agreement increased in October from a 0.75 to 1.00 ratio to a 1.00 to 1.00 ratio. We received a written waiver of the monthly liquidity ratio covenant measured as of October 31, 2008. The waiver does not extend beyond October 31, 2008. We refer you to the information contained in Note 11 to our consolidated financial statements for further discussion of our existing financing arrangements.
Other liquidity information. We refer you to the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007 under “Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Liquidity Information” for a discussion of our earnout contingencies as a result of our acquisitions of Appriva Medical, Inc. and Dendron GmbH and FoxHollow’s acquisition of Kerberos Proximal Solutions, Inc. We also refer you to the information contained in Note 13 to our consolidated financial statements for further discussion of certain litigation matters relating to these earnout contingencies. The outcome of such litigation may materially affect our future liquidity.

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
Credit risk. At September 28, 2008, our accounts receivable balance was $73.6 million, compared to $66.2 million at December 31, 2007. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of September 28, 2008, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce our cash flow from operations. Subsequent to our initial public offering in June 2005, we have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.
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
Recently Issued Accounting Pronouncements
On January 1, 2008, we adopted Statement Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. See Note 3 for further discussion of the impact the adoption of SFAS 157 had on our results of operations and financial condition for the three and nine months ended September 28, 2008. The implementation of SFAS 157 did not have a material impact on our consolidated financial statements.
In February 2008, FASB issued Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of FAS 157-2 is not expected to have an impact on our consolidated financial statements.
In October 2008, the FASB issued Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008. The implementation of FAS 157-3 did not have a material impact on our consolidated financial statements.
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
SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, except as it relates to acquired income tax contingencies, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008.
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

Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by us orally from time to time that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies, the outcome of contingencies such as legal proceedings, and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	History of operating losses, negative cash flow and failure to achieve future profitability;

•	Continued difficulties in integrating FoxHollow’s operations and failure to realize anticipated cost savings, net sales and other potential benefits of the acquisition in a timely manner or at all;

•	The failure of our atherectomy products to achieve future revenues in amounts historically experienced by FoxHollow prior to our acquisition of FoxHollow;

•	Changes in and failure to retain or replace senior management or other key employees and the avoidance of business disruption and employee distraction as we execute our restructuring activities, including the closing of our Redwood City, California facility and our recent previous reductions in sales personnel and as we implement reorganization efforts;

•	Ability to implement, fund and achieve sustainable cost savings measures that will better align our operating expenses with our anticipated net sales levels and reallocate resources to better support growth initiatives;

•	Failure to obtain additional capital when needed or on acceptable terms;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Lack of market acceptance of new products;

•	Decreased demand for our SilverHawk product;

•	Fluctuations in foreign currency exchange rates, especially the effect of a stronger U.S. dollar against the Euro, and interest rates;

•	Delays in product introduction;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Disruption in our ability to manufacture our products, especially as we transition manufacturing capabilities from our Redwood City, California facility to our Plymouth, Minnesota and Irvine, California facilities;

•	Ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•	Incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Failure to comply with applicable laws and regulations, to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all and to market our products in an appropriate manner, including without limitation failure to comply with the Federal Anti-Kickback Statute and similar healthcare fraud and abuse laws and the Foreign Corrupt Practices Act;

•	Adverse changes in applicable laws or regulations;

•	Exposure to adverse side effects from our products and product liability claims;

•	Fluctuations in quarterly operating results as a result of seasonality and other items, such as the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; changes in average selling prices; the number and mix of products sold in the quarter; the availability and cost of components and materials; and costs, benefits and timing of new product introductions;

•	Obligation to make significant milestone payments not currently reflected in our financial statements;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain countries;

•	Loss of customers;

•	Expiration or termination of our distribution agreement with Invatec S.r.l. and our inability to commercially launch on a timely basis our own products to replace the Invatec products we distribute or any disruption in the supply of products of Invatec S.r.l. that we distribute or our relationship with Invatec;

•	Dependence upon a few of our products to generate a large portion of our net sales and exposure if drug-eluting stents become a dominant therapy in the peripheral vascular stent market and we are not able to develop or acquire a drug-eluting stent to market and sell;

•	Failure to develop innovative and successful new products and technologies;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Inability to meet performance enhancement objectives, including efficiency and cost reduction strategies;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank or inability to access funds under our revolving line of credit due to borrowing base limitations;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Absence of expected returns from the amount of intangible assets we have recorded and the possibility of recording an impairment charge in the value of our goodwill and other intangible assets due to the recent substantial decline in our market capitalization;

•	Changes in generally accepted accounting principles and changes resulting from the application of the purchase method of accounting relating to our acquisition of FoxHollow;

•	Volatility and uncertainty in the capital markets and the availability of credit to our distributors, customers and suppliers;

•	Effects of pending and threatened litigation;

•	Conditions and changes in medical device industry or in general economic and business conditions, including the effect of current worldwide economic conditions on the number of elective healthcare procedures;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rate fluctuations. We may enter into derivatives or other financial instruments for trading or speculative purposes; however, our policy is to only enter into contracts that can be designated as normal purchases or sales. We believe we are not exposed to a material market risk with respect to our invested cash and cash equivalents.
Interest Rate Risk
Borrowings under our revolving line of credit bear interest at a variable rate equal to Silicon Valley Bank’s prime rate. Borrowings under the term loan bear interest at a variable rate equal to Silicon Valley Bank’s prime rate plus 0.5%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of September 28, 2008, we had no borrowings under our revolving line of credit and had $9.6 million in borrowings under the term loan. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $53,000 on an annual basis.
At September 28, 2008, our cash and cash equivalent balance was $45.9 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $108,000 on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Approximately 23% and 24% of our net sales were denominated in foreign currencies in the three and nine months ended September 28, 2008, respectively. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and when we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.
Approximately 78% and 77% of our net sales denominated in foreign currencies in the three and nine months ended September 28, 2008, respectively, were derived from European Union countries and were denominated in the Euro. Our principal foreign currency exchange rate risks exist between the U.S. dollar and the Euro and between the U.S. dollar and the Yen. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded foreign currency transaction losses of $2.3 million and $193,000 in the three and nine months ended September 28, 2008, respectively, compared to foreign currency transaction gains of $1.6 million and $2.1 million in the three and nine months ended September 30, 2007, respectively, primarily related to the translation of our foreign denominated net receivables into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings in Note 13 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A. Risk Factors” and “Part II – Item 1A. Risk Factors” contained in our subsequent quarterly reports on Form 10-Q, which could materially adversely affect our business, financial condition or operating results. There has been no material change in those risk factors, except as described below:
Current worldwide economic conditions may adversely affect our business, operating results and financial condition, as well as further decrease our stock price.
General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our business is not immune. We believe the current worldwide economic crisis has resulted and may continue to result in reduced procedures using our products. Many of the procedures that use our products are, to some extent, elective and therefore can be deferred by patients. In light of the current economic conditions, patients may not be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. In particular, patients that have high-deductible health plans and health savings accounts and thus require the patients to incur significant out-of-pocket costs are especially more apt to defer procedures at time when cash is tight.
The worldwide economic crisis also may have other adverse implications on our business. For example, our customer’s and distributors’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. In addition, the worldwide economic crisis may adversely impact our suppliers’ ability to provide us with materials and components, which could adversely affect our business and operating results. Like many other stocks, our stock price has decreased substantially recently and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could further decrease.
A substantial portion of our assets consist of goodwill and other intangible assets and an impairment in the value of our goodwill and other intangible assets would have the effect of decreasing our earnings or increasing our losses.
As of September 28, 2008, goodwill represented $598.4 million, or 59%, of our total assets and other net intangible assets represented an additional $198.5 million, or 20%, of our total assets. If we are required to record an impairment charge to earnings relating to goodwill or our other intangible assets, it will have the effect of decreasing our earnings or increasing our losses. The accounting standards on goodwill and other intangible assets require goodwill to be reviewed at least annually for impairment, and do not permit amortization. In the event that impairment is identified, a charge to earnings will be recorded and our stock price may decline as a result. We evaluate the carrying value of our goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that indicate that the carrying amount of goodwill may be impaired. We do not believe a triggering event requiring us to conduct an interim impairment test had occurred as of September 28, 2008 and will perform the annual test during the fourth quarter. We are required to assess goodwill for impairment using a two-step process that begins with an estimation of the fair value of our reporting units. The first step determines whether or not impairment has occurred by estimating the fair value of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. The second step measures the amount of any impairment. We review our other intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss on other intangible assets is recognized when future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Due to a recent substantial decline in our market capitalization subsequent to September 28, 2008, we believe it is reasonably possible that we may incur a non-cash impairment charge to both our goodwill and other intangible assets in our fourth quarter 2008. If we are required to record an impairment charge to earnings relating to goodwill or our other intangible assets, it will have the effect of decreasing our earnings or increasing our losses and may result in a breach of our financial covenants under our loan agreement with Silicon Valley Bank.
We face a risk of non-compliance with certain financial covenants in our loan agreement with Silicon Valley Bank. If we are unable to meet the financial or other covenants under the agreement or negotiate future waivers or amendments of the covenants, we could be in default under the agreement, which would give SVB a range of remedies, including declaring all outstanding debt to be due and payable, foreclosing on the assets securing the loan agreement and/or ceasing to provide additional revolving loans or letters of credit, which could have a material adverse effect on us.
Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., are parties to a loan and security agreement with Silicon Valley Bank (“SVB”). The facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. As of September 28, 2008, we had approximately $9.6 million in outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $3.6 million of outstanding letters of credit issued by Silicon Valley Bank. The loan agreement requires us to maintain a specified liquidity ratio, a tangible net worth level (through November 30, 2008) and an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) level (after November 30, 2008). The loan agreement contains customary events of default, including, among others, the failure to comply with certain covenants or other agreements. Upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement may be accelerated by SVB. Although we were in compliance with the covenants at September 28, 2008, toward the end of October 2008, we determined that it was possible that we may not be in compliance with the monthly liquidity ratio covenant at the end of October, which under the terms of the loan agreement increased in October from a 0.75 to 1.00 ratio to a 1.00 to 1.00 ratio. We received a written waiver of the monthly liquidity ratio covenant measured as of October 31, 2008. The waiver does not extend beyond October 31, 2008. If we are unable to meet the financial or other covenants under the loan agreement or negotiate future waivers or amendments of such covenants, an event of default could occur under the loan agreement. Upon the occurrence and during the continuance of an event of default under the loan agreement, SVB has available a range of remedies customary in these circumstances, including declaring all outstanding debt, together with accrued and unpaid interest thereon, to be due and payable, foreclosing on the assets securing the loan agreement and/or ceasing to provide additional revolving loans or letters of credit, which could have a material adverse effect on us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the three months ended September 28, 2008, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 28, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Offer Letter effective July 18, 2008 between ev3 Inc. and Pascal E.R. Girin (Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348))

10.2	Separation Agreement and Release of Claims dated as of July 18, 2008 between ev3 Endovascular, Inc. and Matthew Jenusaitis (Incorporated by reference to Exhibit 10.2 to ev3 Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348))

10.3	Consulting Agreement dated as of July 18, 2008 between ev3 Endovascular, Inc. and Matthew Jenusaitis (Incorporated by reference to Exhibit 10.3 to ev3 Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348))

10.4	ev3 Inc. Performance Incentive Compensation Plan (Filed herewith)

10.5	Form of Option Certificate under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan (Filed herewith)

10.6	Form of Restricted Stock Grant Certificate under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan (Filed herewith)

10.7	Form of Stock Grant Certificate applicable to French Participants under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

November 6, 2008	ev3 Inc.
	By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (principal executive officer)

By:	/s/ Patrick D. Spangler
Patrick D. Spangler
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Offer Letter effective July 18, 2008 between ev3 Inc. and Pascal E.R. Girin	Incorporated by reference to Exhibit 10.1 to ev3 Inc.’s Current Report on Form 8-K (filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)

10.2	Separation Agreement and Release of Claims dated as of July 18, 2008 between ev3 Endovascular, Inc. and Matthew Jenusaitis	Incorporated by reference to Exhibit 10.2 to ev3 Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)

10.3	Consulting Agreement dated as of July 18, 2008 between ev3 Endovascular, Inc. and Matthew Jenusaitis	Incorporated by reference to Exhibit 10.3 to ev3 Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)

10.4	ev3 Inc. Performance Incentive Compensation Plan	Filed herewith

10.5	Form of Option Certificate under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan	Filed herewith

10.6	Form of Restricted Stock Grant Certificate under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan	Filed herewith

10.7	Form of Stock Grant Certificate applicable to French Participants under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a- 14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a- 14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith