Form 10-K
period 2008-12-31
ev3 Inc.
filed 2009-02-27
CIK 1318310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 27, 2008 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Select Market, was approximately $656.9 million.

As of February 20, 2009, 106,665,790 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this annual report) from the registrant’s proxy statement for its 2009 annual meeting of stockholders.

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

We own or have rights to various trademarks, trade names or service marks, including the following: ev3®, PROTEGE®, EVERFLEXtm, PARAMOUNTtm MINI, PRIMUStm, SPIDERX®, SPIDERFX®, HELIXtm, THE CLOT BUSTER®, GOOSE NECK®, VISI-PROtm, NXTtm, NITREX®, NEXUStm, ONYX®, MORPHEUStm, ECHELONtm, ULTRAFLOWtm, MARATHONtm, HYPERFORMtm, HYPERGLIDEtm, MIRAGEtm, AXIUMtm, SOLITAIREtm, SILVERSPEED®, X-PEDIONtm, X-CELERATORtm, REBARtm, FOXHOLLOW®, SILVERHAWK®, MECtm TECHNOLOGY, RINSPIRATOR®, ROCKHAWKtm, EVERCROSStm, NANCROSStm and BEVEL 360tm. The trademarks PLETAL®, PLAVIX®, SAILORtm Plus, SUBMARINE® Plus, ADMIRAL XTREMEtm, AMPHIRION®, the DIVER® CE, and ACCULINK® referred to in this annual report on Form 10-K are the registered trademarks of others.

i

PART I

ITEM 1.	BUSINESS

Company Overview

ev3 Inc. is a leading global endovascular company focused on identifying and treating peripheral vascular disease, including in particular lower extremity arterial disease, and neurovascular disease. Since our founding in 2000, we have been dedicated to developing innovative, breakthrough and clinically proven technologies and solutions for the treatment of peripheral vascular and neurovascular diseases, a strategy that we believe is uncommon in the medical device industry. We believe our unique approach of focusing on emerging and under-innovated opportunities which treat peripheral vascular and neurovascular disease allows us to compete with smaller companies that have narrow product lines and lack an international sales force and infrastructure, yet also compete with larger companies that do not have our focus and agility.

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

Our product portfolio includes a broad spectrum of over 100 products consisting of over 1,500 stock keeping units (SKUs), including stents, atherectomy plaque excision products, embolic protection and thrombectomy devices, and percutaneous transluminal angioplasty, or PTA balloons and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, micro catheters, flow directional catheters, occlusion balloon systems and neuro stents for the neurovascular market.

Our customers include a broad cross-section of physicians, including interventional radiologists, neuroradiologists, vascular surgeons, neuro surgeons, other endovascular specialists and interventional cardiologists. We sell our products in more than 60 countries through a direct sales force in the United States, Canada, Europe and other countries and distributors in selected other international markets. As of December 31, 2008, our worldwide direct sales organization consisted of 285 sales professionals, including 210 direct sales representatives selling our peripheral vascular products, 57 direct sales representatives selling our neurovascular products and 18 direct sales representatives selling both.

We have organized our company into two business segments: peripheral vascular and neurovascular. We manage our business and report our operations internally and externally on this basis. Our peripheral vascular segment includes products that are used primarily in peripheral vascular procedures by interventional radiologists, vascular surgeons and interventional cardiologists and in targeted cardiovascular procedures. Our neurovascular segment contains products that are used primarily by neuroradiologists, interventional neurologists and neurosurgeons. During fiscal 2008 and fiscal 2007, these combined segments generated net sales of $422.1 million and $284.2 million, respectively. The following represents net sales (in thousands) by our two business segments and revenues from our former research collaboration with Merck & Co. Inc. as well as by geography during the periods indicated:

	For the Year Ended			For the Year Ended
	December 31,		Percent	December 31,		Percent
Net Sales by Segment	2008	2007	Change	2007	2006	Change

Net product sales
Peripheral vascular	$269,929	$173,775	55.3%	$173,775	$121,104	43.5%
Neurovascular	132,304	104,451	26.7%	104,451	81,334	28.4%

Total net product sales	402,233	278,226	44.6%	278,226	202,438	37.4%
Research collaboration(1)	19,895	5,957	234.0%	5,957	—	100.0%

Total	$422,128	$284,183	48.5%	$284,183	$202,438	40.4%

	For the Year Ended			For the Year Ended
	December 31,		Percent	December 31,		Percent
Net Sales by Geography	2008	2007	Change	2007	2006	Change

United States	$275,433	$177,198	55.4%	$177,198	$121,180	46.2%
International	146,695	106,985	37.1%	106,985	81,258	31.7%

Total	$422,128	$284,183	48.5%	$284,183	$202,438	40.4%

(1)	Research collaboration revenue was derived from our collaboration and license agreement with Merck & Co, Inc. (“Merck”), which we assumed as a result of our acquisition of FoxHollow Technologies, Inc. on October 4, 2007. Our collaboration and license agreement with Merck was terminated by Merck effective July 22, 2008. We subsequently reached an arrangement with Merck to accomplish an orderly wind-down of our research collaboration activities during the remainder of 2008. Research collaboration for the year ended December 31, 2007 includes revenue earned from October 4, 2007 through December 31, 2007. For further information see Note 2 to our consolidated financial statements.

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

When the treatment for vascular disease is performed from within a vessel, it is referred to as an endovascular procedure. Endovascular procedures are minimally invasive means of treating the two major problems that can develop within blood vessels: an occlusion, or stenosis, where the vessel is blocked or narrowed, and an aneurysm, or focal expansion of the vessel wall. Endovascular procedures are performed by accessing an easily accessible artery to reach an occlusion or aneurysm and frequently do not require general anesthesia. During most endovascular procedures, a catheter is placed into the femoral artery in the groin. X-ray imaging or fluoroscopy is used to help the physician advance the catheter to the area to be treated. Endovascular procedures are less invasive and require a smaller incision than conventional, open surgery and we believe have a number of distinct benefits over surgery, including:

•	the use of local or regional anesthesia frequently instead of general anesthesia;

•	reduced patient discomfort and shorter recovery times;

•	the reduced need for blood products and transfusions;

•	shorter hospital stays for recovery;

•	lower risks of patient complications related to procedures; and

•	potentially lower costs.

In 2008, we believe that there were more than 12,000 interventional radiologists, neuroradiologists, vascular surgeons, neuro surgeons and cardiologists in the United States who were trained in endovascular techniques.

The endovascular device markets which we serve are conventionally divided into three specialties based on anatomic location. We principally focus and serve the peripheral vascular and neurovascular markets.

•	The peripheral vascular market includes products used to treat arterial and venous disease in the legs, pelvis, neck, kidney and any other vascular anatomy other than that in the brain or the heart. According to the American Heart Association, or AHA, more than eight million people in the United States have peripheral arterial disease. We estimate that more than 100 million people worldwide are affected by peripheral arterial disease.

•	The neurovascular market includes products used to treat vascular disease and disorders in the brain, including arterio-venous malformations, or AVMs, and strokes caused by either vascular occlusion (ischemic) or rupture (hemorrhagic). The World Health Organization, or WHO, estimates that there are approximately 15 million cases of stroke worldwide each year. Of these, the WHO estimates that five million people die from the stroke and an additional five million are left with a permanent disability.

•	The cardiovascular market includes products used to treat coronary artery disease, atrial fibrillation and other disorders in the heart and adjacent vessels. The AHA estimates that 81 million people in the United States have cardiovascular disease. We estimate that more than 850 million people worldwide are affected by cardiovascular disease.

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

Peripheral Vascular Market

According to the AHA, peripheral vascular disease, including peripheral artery disease, affects approximately eight million people in the United States. Primary risk factors associated with peripheral vascular disease are diabetes and smoking. Other significant risk factors include advanced age, high cholesterol, high blood pressure, obesity and physical inactivity. A family history of cardiovascular disease may also put individuals at higher risk for peripheral vascular disease. According to a study in the Journal of American Geriatric Society and a study in the Cardiology Review, greater than 60% of people with peripheral arterial disease also suffer from coronary artery disease.

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

Of the sizeable U.S. peripheral arterial disease population today, only approximately two million people are undergoing treatment with the disease, according to the AHA. Underdiagnosis is due in large part to the fact that over one-half of the peripheral vascular disease population does not display classic symptoms of the disease. In addition, others dismiss their symptoms as part of the normal aging process or attribute them to another cause.

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

Minimally Invasive Endovascular Procedures.  Minimally invasive endovascular procedures for the treatment of peripheral vascular disease consist primarily of angioplasty, stenting and atherectomy, and to a lesser extent, other procedures, such as stents, angioplasty and atherectomy combined with embolic protection devices, laser therapy, drug-eluting stents and vascular cryotherapy. In angioplasty, a catheter with a balloon tip is inserted into the blocked or narrowed part of the artery over a previously positioned guidewire that directs the catheter to the affected area. The balloon is then inflated to compress the plaque and to stretch the artery wall, thereby enlarging, or dilating, the opening of the vessel and restoring blood flow. Stenting is often performed in tandem with angioplasty. Stents are tubular mesh devices typically consisting of interconnected metal struts, which are inserted inside the artery to act as scaffolding in order to hold the vessel open. Atherectomy is a procedure for opening up an artery by removing the plaque that can block arteries throughout the body. It can be performed by various methods of inserting a catheter into the artery. Plaque excision, a form of atherectomy, uses a tiny rotating blade to shave away plaque from inside the artery. The plaque is collected in a reservoir nosecone located at the tip of the device and is subsequently removed from the patient. Laser atherectomy uses a laser beam to reduce the plaque to relatively small particles which are released in the bloodstream. Rotational atherectomy uses a rotating shaver to sand the plaque to relatively small particles which depending on the device are released into the bloodstream or aspirated back into the device.

Other interventional treatments for peripheral vascular disease include:

•	Stents, angioplasty and atherectomy combined with embolic protection systems, which protect against plaque and debris from traveling downstream, blocking off the vessel and disrupting blood flow;

•	drug-eluting stents, where a stent is coated with a slow-to-moderate release drug formulation intended to reduce restenosis, which occurs when the treated vessel becomes blocked again;

•	drug-coated balloons, where an angioplasty balloon is coated with a drug formulation intended to reduce restenosis; and

•	vascular cryotherapy, where an angioplasty balloon is inflated with nitrous oxide in an attempt to reduce inflammation caused by treatment of the lesion.

We estimate that in 2008 over 1.3 million endovascular procedures to treat peripheral vascular disease were performed in the United States.

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

Our Peripheral Vascular Product Portfolio

Our peripheral vascular product portfolio includes products for peripheral vascular procedures which, in some instances, may also be used for selected cardiovascular procedures. Our strategy is to provide a broad portfolio of products for the peripheral vascular market that includes devices used in frequently performed procedures and also innovative devices for use in emerging therapies. We opportunistically pursue selected cardiovascular markets where some of these products can be used by our cardiologist customers. We do not compete in cardiovascular markets in which several large companies are firmly entrenched, such as coronary stents. The increase in the breadth of our portfolio of peripheral vascular devices has significantly expanded our participation in the peripheral markets over the last few years. Our peripheral vascular product portfolio includes atherectomy plaque excision products, stents, embolic protection and thrombectomy products, carotid stenting solutions, PTA balloons and other procedural support products.

Atherectomy Plaque Excision Products

We offer atherectomy plaque excision products, which are designed to remove plaque from artery walls in order to re-establish blood flow. Unlike most treatments for peripheral artery disease that leave the plaque in the artery, atherectomy plaque excision products are designed to remove the plaque from artery walls.

SilverHawk Plaque Excision System.  The SilverHawk Plaque Excision System is a minimally invasive, catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. The SilverHawk uses a tiny rotating blade to shave away plaque from inside the artery. It is the only currently available device that both allows the operator to remove the disease and is directional during treatment. SilverHawk also creates the largest vessel opening for blood flow of the currently available atherectomy devices. The plaque is collected in a reservoir nosecone located at the tip of the device and is subsequently removed from the patient. The SilverHawk is capable of removing significant amounts of plaque without overstretching the artery, which could lead to dissection or perforation. Plaque excision has helped alleviate severe leg pain for thousands of patients and in many cases has successfully saved the legs of patients who were scheduled for limb amputation after other peripheral interventions had failed.

The SilverHawk provides a treatment approach for peripheral artery disease that we believe offers significant benefits, including:

•	Safety. The SilverHawk is designed not to stretch or damage the artery walls, which can lead to dissection or perforation of the artery. We believe that the safety of the SilverHawk, measured by low rates of perforation and dissection, is supported by results from the treatment of 1,517 lesions in 728 patients recorded in our TALON registry. In data published in the Journal of Endovascular Therapy in 2006, less than 5% and 1% of these lesions treated post-SilverHawk had dissections and perforations, respectively. The SilverHawk procedure is minimally-invasive and typically performed under local anesthesia. Therefore, it does not have many of the risks associated with more invasive surgeries and general anesthesia. To date, we have not conducted studies designed to directly compare the safety of the SilverHawk against alternative procedures, such as angioplasty, stenting or bypass grafting.

•	Efficacy. Unlike most treatments for peripheral artery disease that leave plaque behind in the artery, the SilverHawk removes plaque. The SilverHawk has removed over 700 milligrams of plaque in a single procedure, with an average of approximately 100 milligrams of plaque per procedure. We believe that excising plaque without causing stretch injury to the artery wall may minimize restenosis and the need for reintervention. We also believe that the efficacy of the SilverHawk, measured by low 12 month reintervention rates is supported by the results of five single site studies as well as our TALON registry. In order to further evaluate the long term efficacy data of the SilverHawk during endovascular treatment of peripheral arterial disease, we are planning to conduct the DEFINITIVE LE (Lower Extremity) Study, a prospective, multi-center, non-randomized, single-arm study to evaluate the intermediate and long-term effectiveness of stand-alone SilverHawk Plaque Excision for endovascular treatment of peripheral arterial disease in femoropoliteal or tibial-peroneal arteries. The primary effectiveness endpoint for patients with claudication is expected to be primary patency at one year as defined by duplex ultrasound peak velocity ratio. The primary effectiveness endpoint for patients with critical limb ischemia is amputation-free survival at 12 months. We anticipate enrollment for the DEFINITIVE LE (Lower Extremity) Study to begin in the first half of 2009.

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

In the United States, the SilverHawk is approved for use in the peripheral vasculature. This means that our product may not be marketed in the United States for use in the heart, brain or in specific peripheral anatomy without additional clearances from the FDA. Use of the SilverHawk in the coronary arteries has led to serious adverse events, including perforations, emergency bypass surgery, stroke, heart attack and patient death. In the United States, the SilverHawk is contraindicated, and should therefore not be used, for in-stent restenosis, which is restenosis after the use of stents, and for use in the carotid, iliac and renal arteries.

The SilverHawk family includes 11 different catheters, which enable the treatment of both calcified and non-calcified lesions of any length, pending the specific device indication. The catheters vary in diameter to treat a wide range of peripheral vessel sizes. The devices also vary in tip length to accommodate lesions with heavier or lighter plaque burden.

In 2008, we launched the most recent additions to the SilverHawk family of products: the SilverHawk LS-M, MS-M and SilverHawk LX-M. These devices are among the latest in plaque excision technology and are designed to treat lesions in arteries above the knee for patients suffering from peripheral artery disease. The SilverHawk LS-M, MS-M and LX-M include MEC (Micro Efficient Compression) Technology, a novel advancement which features precision laser-drilled vent holes in the tip of the catheter. These micro vent holes release fluid pressure, providing more space for the collection of tissue in the tip of the device. This technology has the potential to reduce overall procedure time by enabling physicians to increase tissue collection during plaque removal procedures in large vessels above the knee. In vitro bench test results performed by us have demonstrated up to a 30% increase in tissue capture per insertion compared to the previous device.

In 2008, we also announced the U.S. launch of the SilverHawk-R LS-C or “RockHawk” Peripheral Plaque Excision System for surgical use, designed for the treatment of de novo and restenotic atherosclerotic calcified and non-calcified lesions located in the native peripheral arteries.

Future Products.  Future plaque excision products in development include the RockHawk for endovascular use and Gen II SilverHawk. The RockHawk is designed to treat calcified lesions with a stronger blade. The Gen II SilverHawk is designed to improve the procedure time, cutting efficiency and ease of use of the existing SilverHawk system.

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

Our EverFlex stent was designated as “one of the most significant new product launches in the peripheral stent and stent graft industry” earning us the 2006 Frost & Sullivan Product Innovation Award. To our knowledge, we are the first company to study the use of single stent placement in long lesions, which we believe may lead to reduced restenosis.

In October 2008, 12 month follow up results were reported for our European DURABILITY I clinical study, the world’s first prospective study to specifically test the efficacy and integrity of a long stent in challenging femoral lesions. It is also the first study to specifically evaluate the use of a single stent up to 15 centimeters long per patient. A total of 151 patents were treated in 13 European centers. At 12 months follow-up primary patency was 72% which compares quite favorably to other studies and was notable considering the average lesion length was almost 10 centimeters and 40% of the vessel were occluded. We are currently conducting our DURABILITY II study in the U.S. with the objective of expanding our Protégé EverFlex Self-Expanding Stent’s indication for use to include treatment of peripheral artery disease in the superficial femoral and proximal popliteal arteries of the leg. Additionally, we have received conditional approval for our PROVE-IT study in the U.S., which will study the use of both the Protégé EverFlex Self-Expanding Stent and the Visi-Pro Balloon Expandable Stent in iliac arteries.

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

Embolic Protection and Thrombectomy Products

During peripheral vascular and cardiovascular procedures, plaque and debris may dislodge or embolize, potentially blocking blood flow and damaging distal tissue. Embolic protection devices are intended to trap plaque and debris from traveling downstream, blocking off the vessel and disrupting blood flow. Similarly, thrombectomy devices are designed to remove blood clots, or thrombus, in order to re-establish blood flow or to prevent a clot from breaking up and blocking smaller downstream vessels. We offer thrombectomy tools for peripheral vascular and cardiovascular procedures that meet a broad spectrum of physician needs, including the mechanical removal of thrombus and the delivery of peripheral blood clot therapies designed to help dissolve the clot.

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

The SpiderFX is indicated for use as a guidewire and embolic protection system to contain and remove embolic material, such as thrombus or debris, while performing angioplasty and stenting procedures in carotid arteries. It acts as the guidewire while performing percutaneous transluminal coronary angioplasty or stenting procedures in coronary saphenous vein bypass grafts. We are currently conducting the DEFINITIVE Ca++ clinical study to evaluate the safety and effectiveness of the SilverHawk with Calcium Tip (i.e. RockHawk) Plaque Excision System when used in conjunction with the SpiderFX Embolic Protection Device for capture, containment and removal of excised plaque and embolic debris during endovascular treatment of moderate to severely calcified peripheral arterial disease in the superficial femoral and/or popliteal arteries. This study, if successful, should support approval for a combined RockHawk and SpiderFX system, thereby expanding the indication of the SpiderFX into the periphery. The SpiderFX is currently indicated for general vascular use outside the United States.

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

Blood Clot Therapy Products or Infusion Catheters.  Our blood clot therapy products include flexible catheters with small holes that can allow for the delivery of drugs to help dissolve or break up a clot. Referred to as infusion catheters, this form of treatment relies on various pharmacologic agents to restore blood flow rather than physically removing or compressing the clot.

Carotid Stenting Solutions

Carotid artery stenting represents an emerging minimally invasive treatment option for carotid artery disease. We believe it has the opportunity to become a significant alternative to carotid endarterectomy, where a surgeon accesses the blocked carotid artery though an incision in the neck, and then surgically removes the plaque. It is estimated that 160,000 patients each year in the United States undergo a carotid endarterectomy, which typically requires hospitalization for one to two days. Endovascular techniques using stents and embolic protection systems, which protect against plaque and debris from traveling downstream, blocking off the vessel and disrupting blood flow, have been developed and are in an early stage of adoption. The use of a stent with an embolic protection system avoids open surgery and we believe will increase the number of patients being treated. In 2005, the Centers for Medicare & Medicaid Services, or CMS, expanded reimbursement of percutaneous transluminal angioplasty of the carotid artery concurrent with stent placement outside of trial settings for patients who are at high risk for carotid endarterectomy in certain circumstances. Coverage is limited to procedures at CMS-approved facilities performed using FDA-approved carotid artery stenting, or CAS, systems and embolic protection devices, which has limited the CAS near-term market potential.

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

PTA Balloons and Other Procedural Support Products

As part of our peripheral vascular market strategy, we market and sell a number of products to be used in conjunction with our other peripheral vascular portfolio products, including balloon angioplasty catheters, snares, microsnares, guidewires and other accessories.

Balloon Angioplasty Catheters.  Balloon angioplasty catheters are designed to open up the vessel via balloon dilation. In angioplasty, a catheter with a balloon tip is inserted into the blocked or narrowed part of the artery over a previously positioned guidewire that directs the catheter to the affected area. The balloon is then inflated to compress the plaque and to stretch the artery wall, thereby enlarging, or dilating, the opening of the vessel and restoring blood flow.

In January 2009, we launched globally the EverCross and NanoCross percutaneous transluminal angioplasty (PTA) balloons. In the United Sates and internationally, these balloon catheters are cleared for non-coronary dilatation of the vascular anatomy excluding the carotid arteries.

The EverCross is a PTA catheter system with 0.035 guidewire compatibility. We believe the design of our EverCross PTA balloon is unique in that it features:

•	unmatched longer lengths (up to 200 cm) which allows a physician to use a single balloon once (vs. a shorter length balloon multiple times),

•	low tip entry and crossing profile optimizing the ability to cross tight lesions, and

•	robust catheter shaft and flexible balloon design enhancing the ability to reach the desired treatment area.

The NanoCross is a PTA catheter system with 0.014 guidewire compatibility. We believe the design of our EverCross PTA balloon is unique in that it features:

•	Bevel 360 technology optimizing the ability to cross tight lesions;

•	catheter design providing optimal pushability and trackability to reach the target vessel area of the diseased vessel; and

•	increased inner diameter catheter lumen allowing for dramatically reduced deflation times.

Prior to January 2009, we offered in the United States a portfolio of peripheral vascular balloon angioplasty catheters, which we purchased from Invatec pursuant to a distribution agreement, which expired on December 31, 2008. The Invatec-distributed products included the Admiral Xtreme, Sailor Plus, Submarine Plus and Amphirion Deep. Our distribution agreement with Invatec allows us to continue distribution of our remaining inventory of these products through June 30, 2009.

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

Our Neurovascular Markets

Neurovascular Disease and Strokes

The most devastating complication of neurovascular disease is stroke. A stroke usually occurs when the flow of oxygen rich blood to the brain is suddenly interrupted. There are two types of stroke:

•	Ischemic stroke, which is caused by the blockage of an artery to the brain; or

•	Hemorrhagic stroke, which is caused by a sudden rupture of a brain artery, leading to bleeding into or around the brain.

If either stroke is left untreated for more than a few minutes, brain cells may die due to the lack of blood flow. Both forms of stroke may result in permanent brain damage or even death. Patients who survive a stroke are often left with disabilities, including paralysis, coma, impaired cognition, decreased coordination, loss of visual acuity, loss of speech, loss of sensation or some combination of these conditions. A significant need for effective prevention and treatment of stroke exists because of the severity of the disorder, its prevalence in society, the shortcomings of current therapies and the high cost of treatment and care.

Ischemic strokes can be caused by several different kinds of disease, with the most common being a narrowing of the arteries caused by atherosclerosis or gradual cholesterol deposits. If arteries become too narrow, clots may form. There are two different types of ischemic stroke: thrombotic (cerebral thrombosis) and embolic (cerebral embolism). A thrombotic stroke is the most common and occurs when arteries in the brain become blocked by the formation of a clot within the brain. An embolic stroke occurs when a clot or small piece of plaque formed in one of the arteries leading to the brain, such as the heart or carotid artery, travels through the bloodstream to the brain where it lodges in narrower brain arteries and blocks blood flow.

Transient ischemic attack, commonly referred to as a TIA, is a warning sign of the potential for a future stroke. By definition, the symptoms of a TIA may last up to 24 hours, but they often last only a few minutes. TIA occurs when the blood supply to part of the brain is briefly interrupted. TIA symptoms are similar to those of stroke but do not last as long. Most symptoms of a TIA disappear within an hour. About one-third of strokes are preceded by one or more TIAs that can occur days, weeks or even months before a stroke.

The two most common causes of hemorrhagic stroke are ruptures of cerebral aneurysms and arterio-venous malformations, or AVMs. An aneurysm is a weakening of the vessel wall that forms a balloon-shaped pouch, which fills with blood. Aneurysms typically grow over time and, due to pressure placed on the wall of the aneurysm, are prone to rupture. Ruptured aneurysms can easily result in death as a result of massive intracranial bleeding and loss of perfusion to the brain in the area affected by the aneurysm rupture. Brain aneurysms are all different. They vary in size, shape and location. Small aneurysms are less than 5 mm (1/4 inch) but can grow as large as 25 mm (1 1/4 inches) or more. Aneurysms can be saccular (sac-like), with a well-defined neck, or saccular, with a wide neck or fusiform (spindle shaped,) without a distinct neck. An aneurysm is usually located along the major arteries deep within brain structures. Aneurysms can occur in the front part of the brain (anterior circulation) or the back part of the brain (posterior circulation). If an aneurysm ruptures, it leaks blood into the space around the brain. This is called a “subarachnoid hemorrhage.” If the hemorrhage bleeds into the brain itself causing damage to the brain directly, this results in a hemorrhagic stroke. Once an aneurysm bleeds, there is a 30% to 40% chance of death, and a 20% to 35% chance of moderate to severe brain damage, even if the aneurysm is treated. If the aneurysm is not treated quickly enough, another bleed may occur from the already ruptured aneurysm.

In an AVM, the flow of blood between arteries and veins, which normally occurs through very small capillary vessels, is short circuited by the development of a network of larger vessels directly connecting the arteries and veins. The higher blood pressure flowing directly to the veins makes these vessels highly prone to rupture. Although all blood vessel malformations involving the brain and its surrounding structures are commonly referred to as AVMs, they are actually several types, including: (1) a true arteriovenous malformation, which is the most common brain vascular malformation and consists of a tangle of abnormal vessels connecting arteries and veins with no normal intervening brain tissue; (2) an occult or cryptic AVM or cavernous malformation, which is a vascular malformation in the brain that does not divert large amounts of blood, but may bleed and often produce seizures; (3) venous malformation, which is an abnormality only of the veins, which are either enlarged or appear in abnormal locations within the brain; (4) hemangioma, which are abnormal blood vessel structures usually found at the surface of the brain and on the skin or facial structures and represent large and abnormal pockets of blood within normal tissue planes of the body; and (5) dural fistula, which is an abnormal connection between blood vessels that involve the covering of the brain called “dura matter.”

Neurovascular Market

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

While an estimated 21,000 hemorrhagic stroke deaths in the United States in 2008 were caused by ruptured cerebral aneurysms, autopsy studies have suggested that unruptured aneurysms may exist in approximately 2% to 5% of the general population in the United States. Annually, between 0.5% to 3% of people with a brain aneurysm may suffer from bleeding. If you have one aneurysm, there is a 15-20% chance that you have at least one or more additional aneurysms. It is unknown whether the presence of multiple aneurysms affects their rupture rates. We believe that with the development of new diagnostic and interventional technologies, the pool of patients that may benefit from intervention will continue to expand to include increasing numbers of those with unruptured aneurysms discovered in conjunction with other examinations.

We estimate that approximately 15,000 AVM cases were diagnosed worldwide in 2008. It is estimated that in the United States, one in 200-500 individuals have an AVM in the brain. About 5-10% of AVMs are discovered by accident while the individual is being tested for other unrelated medical problems. Patients with AVMs may have additional vascular anomalies that increase the complexity of treatment. Approximately 10-58% of AVM patients have various kinds of aneurysms.

Treatment Options

Current interventional therapies serve primarily the hemorrhagic stroke market while technologies in development are focused on the larger and underserved ischemic stroke market.

Ischemic Strokes.  Ischemic strokes are treated with either non-invasive management, including lifestyle changes and/or drug treatment, surgery or minimally invasive endovascular procedures.

For some patients, lifestyle changes and/or drug treatment may slow or reverse the progression of neurovascular disease. Lifestyle changes include improving diet, exercising regularly and quitting smoking. Although these adjustments can be effective, many people are unable to maintain this new lifestyle. In addition to lifestyle changes, physicians often prescribe medications, such as clot-dissolving medications, anticoagulants or antiplatelet drugs. If used intravenously, therapy with clot-busting drugs for the treatment of an ischemic stroke must be started within three hours. After that, the risks of bleeding or other complications from this type of therapy begin to outweigh potential benefits. After three hours, these medications may sometimes be given directly into the site of the clot (intra-arterial therapy). According to the American Stroke Association, only three to five percent of those who suffer a stroke reach the hospital in time to be considered for this treatment. Anticoagulants, often called blood thinners, such as warfarin, may be prescribed by physicians following a stroke. By reducing the ability of the blood to clot, they may help to keep blood vessels open and delivering oxygen and nutrients to brain cells. Antiplatelet drugs, such as aspirin, may be administered during or immediately after a stroke to help prevent clot formation. While they work differently from anticoagulants, the result is similar. They help to keep blood vessels open and delivering oxygen and nutrients to brain cells.

The two main types of surgical procedures include bypass surgery or revascularization and endarterectomy. In bypass surgery or revascularization, the surgeon reroutes blood around a lesion using a vessel from another part of the body or a tube made of synthetic fabric. Bypass surgery is not advisable for some patients because of the inherent risks of surgery, the symptoms are not deemed to be critical enough to warrant such an intervention, or the existence of other diseases. Bypass surgery has a high risk of procedure-related complications from blood loss, post-procedural infection or reaction to general anesthesia and may require patients to remain hospitalized for several days. Endarterectomy involves the surgical removal of plaque. While endarterectomy in an internal carotid artery is sometimes used, the procedure is highly invasive and subjects the patient to the same procedural risks and complications as bypass surgery. Carotid endarterectomy could even trigger a stroke because the operation may dislodge clots or other material that can then travel through the bloodstream and block an artery.

Minimally invasive endovascular procedures for the treatment of ischemic strokes currently consist primarily of angioplasty and stenting. In such procedures, often a stent with an umbrella filter is placed in the carotid artery. The stent helps keep the artery open and the filter catches blood clots and prevents them from reaching the brain and causing a stroke. Another treatment option is a tiny corkscrew-shaped device that is attached to a catheter, threaded to the clot, and used to snag the clot. The clot is then drawn out through the catheter.

Hemorrhagic Strokes.  Hemorrhagic strokes are treated depending upon whether the stroke is caused by an aneurysm or an AVM.

The best treatment for an aneurysm depends upon many things, including whether the aneurysm has ruptured or not. If an aneurysm has not ruptured, the treatment decision depends upon its size, location and shape, and the patient’s symptoms. Small, unruptured aneurysms that are not creating any symptoms may not need treatment unless they grow, trigger symptoms or rupture. A ruptured aneurysm usually requires treatment right away, because the re-bleeding rate remains quite high. However, the treatment time and options for treatment depend upon the size, location and shape of the aneurysm, as well as the patient’s overall medical condition.

Depending on an individual’s risk factors, surgical clipping, a microsurgery, of an aneurysm may be recommended. In this procedure, patients are placed under general anesthesia, an opening is made in the skull, the brain tissue is spread apart, and the aneurysm is surgically exposed. The neurosurgeon then places a surgical clip around the aneurysm’s base. The clip seals off the aneurysm so blood cannot enter. Possible complications from surgical clipping include infection at the incision site, rupturing the aneurysm during surgery and damage to the artery and bleeding into the brain which could result in brain damage. As with other surgical procedures, the anesthesia used during the procedure also has risks.

Driven by rapid advances in device technology and results from the International Subarachnoid Aneurysm Trial, or ISAT, the results of which were published in The Lancet in October 2002, the treatment of aneurysms, as well as AVMs, has been shifting from open surgical techniques, such as surgical clipping, to minimally invasive, endovascular techniques, such as embolic coiling. The ISAT was an independent, randomized clinical trial involving 2,143 patients in Europe, North America and Australia that compared aneurysm clipping with embolic coiling as a method of treating cerebral aneurysms. The trial concluded, based on a survey of patients that among the patients participating in the trial, endovascular intervention with detachable platinum coils resulted in a 23% relative and 7% absolute reduction in the risk of major brain injury or death compared with neurosurgical clipping of the aneurysm at one year follow up. The seven-year follow up data published in The Lancet in September 2005 indicated a continued clinical advantage for patients who underwent coiling versus clipping procedures. While the market transition to endovascular techniques, such as embolic coiling, has been more rapid in geographies outside of the United States, we estimate that approximately 40% of aneurysm interventions in the United States now are performed using endovascular techniques. The primary endovascular procedure for treating both aneurysms and AVMs uses a repair technique called embolization, the objective of which is to induce a blood clot, or thrombus, in the diseased vasculature. The purpose of the thrombus is to limit blood flow through the diseased vascular anatomy, thereby reducing blood pressure and flow to a ruptured area or the likelihood of rupture in an unruptured area.

The endovascular embolization of cerebral aneurysms usually involves the deployment of small coils composed of metal or a combination of metal and polymer. We believe that embolic coils represent one of the largest categories of products in the neurovascular device market and were used in over 70,000 procedures worldwide in 2008. Embolic coils are used in virtually all endovascular treatments of aneurysms and in some AVMs. During a coiling procedure, the physician accesses the femoral artery through a tiny incision in the groin or inner thigh where a tiny hollow tube or sheath is inserted into the artery wall to allow the introduction of a catheter which is inserted and guided by a guidewire and with the use of computer-aided X-ray scanners through the artery and up towards the brain. Once the catheter is in place, the guidewire is removed, leaving the catheter in place. A contrast dye is introduced via the catheter into the bloodstream in order to make the artery and the aneurysm clearly visible and to aid in obtaining clear radiographic images. A microcatheter is then introduced through the larger catheter and used to deliver coils through the neck and into the sac of the aneurysm. The platinum coils are shaped like springs and are approximately twice the thickness of a human hair. There are several types of coils which vary as to shapes, pliability and levels of softness. They are attached to the end of the microcatheter. The coils placed are of progressively smaller sizes. They are individually placed and detached from the microcatheter by a small electric current. Within the microcatheter the coils are straight but, after placement in the aneurysm, they bend in a helix shape and conform to the shape of the aneurysm walls. This process is repeated until approximately 35% to 45% of the volume of the aneurysm is filled with coils. The coils then form a mesh similar to steel wool. Eventually, blood cells are caught and clot on the mesh in a process called “thrombosis,” effectively filling and sealing off the aneurysm from the artery circulation. The procedure requires a high level of precision and skill to avoid either under or over-filling the aneurysm, since over-filling may cause rupture or painful pressure on adjacent tissue and under-filling may permit the aneurysm to reform or grow. Balloon-assisted coiling involves a tiny balloon catheter which covers the neck or entrance to the aneurysm, holding the coils in place. Stent-assisted coiling involves a small cylindrical mesh tube which acts as scaffolding within the aneurysm for the mass of coils. The development of supple, more flexible stents and balloons has allowed stent-assisted and balloon-assisted coiling of irregular fusiform and wide-necked aneurysms in some cases. Coiling does not involve surgically opening the head and may be done under local or general anesthesia. Possible complications include rupture of the aneurysm during treatment and damage to the artery and bleeding into the brain which could result in brain damage, as well as risks from the anesthesia. However, because coiling is a less invasive procedure than surgical clipping and results in lower treatment costs, shorter recovery times and less trauma to the patient, it has become a widely accepted treatment for aneurysms.

We believe embolic coiling is being used to treat approximately 45% of the patients diagnosed with cerebral aneurysms in the United States. Industry sources also indicate that approximately 65-70% of patients diagnosed with cerebral aneurysms in certain European countries are treated using embolic coiling procedures. We believe that embolic coiling procedures can be used to treat a similar percentage of patients with cerebral aneurysms in the United States as awareness grows among patients and physicians of the advantages of embolic coiling.

The best treatment for an AVM depends upon what type it is, the symptoms it may be causing, its location and size and whether the AVM has bled before. If there are no symptoms or almost none, or if an AVM is in an area of the brain that cannot be easily treated, no medical intervention may be recommended. Instead, the person is often advised to simply avoid any activities that may excessively elevate blood pressure, such as heavy lifting or straining, and avoid blood thinners, like warfarin. If an AVM has bled, there is an increased risk that it will bleed again thus prompting a more aggressive approach to treatment. If the AVM is located in an area that can be easily operated upon, then surgical resection, or removal, may be recommended. An AVM that is not too large, but is in an area that is difficult to reach by regular surgery, may be treated by performing stereotactic radiosurgery. In this procedure, a cerebral angiogram is done to localize the AVM and focused-beam high energy sources are then concentrated on the brain AVM to produce direct damage to the vessels that will cause a scar and allow the AVM to “clot off.” Finally, as with aneurysms, minimally invasive, endovascular techniques are increasingly being used to treat AVMs and may be used in conjunction with surgical resection or radiosurgery. In such procedures, a catheter is placed inside the blood vessels that supply the AVM, and the abnormal blood vessels are intentionally blocked to stop blood flowing to the AVM with a variety of different materials, such as liquid glues, liquid polymer or other very small polymer particles, microcoils and other materials.

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

Liquid Embolics

We estimate that liquid embolics were used in approximately 15,000 worldwide neurovascular procedures in 2008, including the majority of AVM and some aneurysm procedures. One embolization technique for AVMs involves the injection of acrylic-based glue. We believe, however, that glues have multiple drawbacks including the lack of controlled delivery and extreme adhesion to all surfaces, including that of the delivery catheter. Glue solidifies upon contact with blood which reduces physician control during filling and necessitates very rapid withdrawal of the delivery catheter in order to avoid it being permanently glued in place. We believe our Onyx Liquid Embolic System is a superior solution.

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

Flow Directed and Other Micro Catheters

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

Occlusion Balloon Systems

HyperForm and HyperGlide Occlusion Balloon Systems.  Our HyperForm and HyperGlide Occlusion Balloon families are highly flexible balloons designed for use in blood vessels where temporary occlusion is desired. They are useful in selectively stopping or controlling blood flow, and are capable of accessing small diameter and tortuous vessels. Accordingly, they may be used to control blood flow to remote sites to allow for embolization treatment of vascular abnormalities such as aneurysms.

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

Neuro Stents

Stenting is of increasing importance in the aneurysm and ischemic stroke markets. In December 2007, we received a CE mark for the neurovascular use of our new stent platform, the Solitaire. We have initiated limited commercialization of the Solitaire platform outside the United States. The Solitaire is a self-expanding Nitinol stent, for use in bridging the neck of aneurysms to facilitate more secure coil placement, with thrombo-embolic disease to immediately restore blood flow and assist in the removal of clot burden and with intracranial stenotic disease where vessels within the brain become narrowed. The Solitaire products are fully retrievable and detachable, allowing for more precise placement and if required, replacement of the stent is possible.

Sales, Marketing and Distribution

Structure and Strategy

We have dedicated substantial resources to establish a direct sales capability in the United States, Canada, Europe and other countries as well as establishing distribution networks in selected international markets. We believe our global presence enables us to embrace and capitalize on the growing market for endovascular devices that exists outside of the United States. In addition, our global strategy allows us to commercialize technologies internationally while pursuing regulatory approval in the United States, increasing near-term sales and helping us refine our commercialization strategies in anticipation of product launches in the United States. As of December 31, 2008, our sales and marketing infrastructure included 334 professionals which consisted of 285 sales professionals in the United States, Canada, Europe and other countries. Individuals in our sales organization generally have substantial medical device experience and are responsible for marketing our products directly to a variety of specialists engaged in endovascular therapies. Our direct sales representatives provided 86% of our net sales in fiscal 2008 and fiscal 2007 with the balance generated by independent distributors who represent us in certain international markets. Subsequent to December 31, 2008, we created 30 newly created SilverHawk specialist positions. These new “Hawk Specialists” replace 25 territory manager positions and all 10 of our referral manager positions. Several of our previous territory managers and referral managers transitioned to new roles as Hawk Specialists. The Hawk Specialists partner with our 15 regions to drive focused selling and clinical case support for our atherectomy business.

As of December 31, 2008, our global endovascular marketing team was comprised of approximately 50 individuals covering product management, corporate communications and education and training. We devote significant resources to training and educating physicians in the use and benefits of our products. In the United States, we instruct our employees, including our sales professionals, not to discuss the use of our products outside of the FDA-approved indication. If unsolicited questions are posed by physicians, we inform them of the approved use of our products. Although we do not promote or market our products for off-label uses, physicians may choose to use our products as they see fit, including outside of the FDA-approved applications. For example, although our stent products are approved in the United States for use in the biliary duct, as are most competing peripheral stent systems in the United States, some physicians choose to use the stents in peripheral vessels. If the FDA concludes, however, that we promote our device for such off-label uses or that our promotional activities otherwise fail to comply with the FDA’s regulations or guidelines, we may be subject to warning letters from, or other enforcement action by, the FDA or the U.S. Department of Justice.

United States

As of December 31, 2008, we had 193 sales professionals selling our products in the United States, including 165 direct sales representatives selling our peripheral vascular products and 28 direct sales representatives selling our neurovascular products. Our sales force is organized by geographic sales territories, and each territory is managed by a district sales manager, or direct sales representative, who acts as the primary customer contact. Our regional sales managers supervise the district sales managers and also focus on maintaining key customer relationships.

In August 2007, we were awarded three, three-year contracts by Novation, the health care contracting and services company of VHA Inc. and the University HealthSystem Consortium covering our peripheral interventional, thrombus management and neuro interventional products. In March 2007, we were awarded a single-source, new technology agreement by Novation for our Onyx Liquid Embolic System. In January 2009, we were awarded a one-year contract by Premier, a healthcare purchasing network, covering our self-expanding and balloon stent line.

Europe and Canada

Our direct selling organization in Europe has a presence in Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. As of December 31, 2008, our European sales team had 72 sales professionals, managers and support staff, including 37 selling our peripheral vascular and cardiovascular products, 23 selling our neurovascular products and 12 selling both.

We also sell our products in Canada through a five person direct sales force as of December 31, 2008.

Other International

In the major markets of Asia Pacific, Latin America, Eastern Europe and the Middle East, we sell our products through distributors. In addition to sales, these distributors are involved in product launch planning, education and training, physician support and clinical trial management. Through dedicated distributors and 15 sales professionals as of December 31, 2008, we have a sales presence in all major other international markets, including Australia, Brazil, Argentina, Japan and China.

Manufacturing

We currently have a manufacturing facility located in Plymouth, Minnesota, at which we manufacture most of our peripheral vascular products, and a manufacturing facility located in Irvine, California, at which we manufacture most of our neurovascular products and a few of our peripheral vascular products, including our atherectomy products. In order to streamline our operations and improve efficiencies, we relocated the sales, manufacturing and research and development activities performed in our former Redwood City, California facility to our existing facilities located in Plymouth, Minnesota and Irvine, California. We manufacture our products at facilities in a controlled environment and have implemented quality control systems as part of our manufacturing processes. We believe we are in material compliance with FDA Quality System Regulations for medical devices, with ISO 9001 quality standards and applicable medical device directives promulgated by the European Union and Canada and ISO/EN 13485, which facilitates entry of our products into the European Union and Canada. The FDA and European Union competent authorities have recently inspected our manufacturing facilities and found no significant issues. We rely on independent manufacturers for certain product components and processes. On an ongoing basis, to improve yields and cycle times, we are investing in developing internal capabilities and applying lean manufacturing concepts at all of our manufacturing facilities.

Research and Development

Our research efforts are directed toward the development of new endovascular products that expand the therapeutic alternatives available to physicians, and improvements to and extensions of our existing product offerings. Our product development process incorporates teams organized around each of our core technologies, with each team having representatives from research and development, marketing, regulatory, quality, clinical affairs and manufacturing. Consultants are used when additional specialized expertise is required.

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

Our research and development expenditures were $48.8 million in 2008, compared with $48.4 million and $26.7 million in 2007 and 2006, respectively. Our research and development costs include traditional research and development expenses as well as the cost of our clinical studies.

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

The following tables summarize our key current and planned clinical trials.

Peripheral Stent Clinical Trials:

Trial	Product	Study Design	Status

PROVE-IT (U.S.)	EverFlex stent, Protégé GPS stent, and Visi-Pro stent	Prospective, multi-center, non-randomized, 2-arm study to evaluate the safety and effectiveness of primary stenting compared to PTA performance goals for the treatment of iliac lesions	Enrollment anticipated to begin 2010

Primary safety endpoint of 30-day major adverse event (self-expanding stent arm)

Primary effectiveness endpoint of 9-month patency by duplex (self-expanding stent arm)

Primary composite endpoint of acute procedure success and 30-day major adverse event (balloon expandable stent arm)
DURABILITY II (U.S.)	EverFlex Stent	Prospective, multi-center, non-randomized study to evaluate the safety and effectiveness of the primary stenting compared to PTA performance goals for the treatment of SFA lesions	Enrollment and follow-up continuing

Primary safety endpoint of 30-day major adverse event

Primary effectiveness endpoint of 12-month patency by duplex

SilverHawk Clinical Trials:

Trial	Product	Study Design	Status

DEFINITIVE Ca++ (U.S.)	SilverHawk Peripheral Calcium Tip Plaque Excision System with SpiderFX Embolic Protection Device	Prospective, multi-center, non-randomized, single-arm study to evaluate the safety and effectiveness of the SilverHawk with Calcium Tip (i.e. RockHawk) Plaque Excision System when used in conjunction with the SpiderFX Embolic Protection Device in the treatment of moderate to heavily calcified lesions in the femoropopliteal arteries	Enrollment initiated in October 2008

DEFINITIVE LE (Global)	SilverHawk	Prospective, multi-center, non-randomized, single-arm study to evaluate the intermediate and long-term effectiveness of stand-alone SilverHawk Atherectomy Catheter for endovascular treatment of peripheral arterial disease in femoropopliteal or tibial-peroneal arteries.	Enrollment anticipated to begin in first half of 2009

Carotid Clinical Trials:

Trial	Product	Study Design	Status

CREATE PAS (U.S)	Protégé GPS Stent with an ev3 Embolic Protection Device	Prospective, multi-center single-arm confirmatory post-approval study	Enrollment and follow-up continuing

Primary endpoint of major adverse cardiovascular and cerebral event rate in broad use at investigative centers

Neuro Clinical Trials:

Trial	Product	Study Design	Status

SWIFT — Solitaire Stent Flow Restoration Trial	Solitaire Stent	In development	Enrollment anticipated to begin third quarter 2009
US IDE, prospective, single-arm, multi-center study

FDA approval

RACER — Axium Post Market and Expanded Approvals Trial	Axium Coil	Prospective, single-arm, multi-center study	Enrollment began second quarter 2008
Scientific clinical data and possible regulatory submissions

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

After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, will require a new 510(k) clearance or could require pre-market approval. In addition, new “claims” not found in the cleared labeling for the device can be deemed a new intended use and can trigger the requirement for a new 510(k). The FDA requires each manufacturer to make its own determination whether a change requires a new 510(k), but the FDA can review and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre- market approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

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

International

We conduct sales and marketing activities in various foreign countries. Most major markets have different levels of regulatory requirements for medical devices. Modifications to the approved products often require a new regulatory submission in major markets. The regulatory requirements, and the review times, vary significantly from country to country. Our products also can be marketed in several other countries that have minimal requirements for medical devices. Frequently, we obtain regulatory approval for medical devices in foreign countries first because their regulatory approval is faster and simpler than the FDA. However, as a general matter, foreign regulatory requirements are becoming increasingly stringent.

In the European Union, a single regulatory approval process has been created, under the European Medical Devices Directive, and approval is represented by the “CE Mark.” In the European Union, the European Community uses third parties called “notified bodies,” to review products for approval. They are private, independent third parties certified by the “competent authorities” (or countries) to review and approve medical device applications and grant products labeled with the CE Mark to be sold in the in the European Union. The competent authorities designate and accredit and otherwise oversee the notified bodies they accredit. To obtain a CE Mark in the European Union, defined products must meet minimum standards of safety and quality and then comply with one or more of a selection of conformity routes. The European Community has regulations similar to that of the FDA for the advertising and promotion of medical devices, clinical investigations, and adverse events. Certification of our quality system for product distribution in the European Union is performed by Société Générale de Surveillance, located in the United Kingdom.

In China, medical devices must be approved by the China State Food and Drug Administration (SFDA) prior to importation and commercial sale. In addition, medical devices must be approved in the country of origin before the registration process can begin in China and as such we must first obtain FDA approval before applying for market approval in China. China requires sample product testing at SFDA Accredited Laboratories for most products. Fees and testing requirements depend on the risk category of the device being registered. Initial registration of medical devices takes approximately 18 to 24 months to obtain marketing approval. Licenses are issued in the name of the device manufacturer for a period of four years. A local after-sale service provider must be located in China and is designated in the registration process. After the device is registered with the health authorities, manufacturers can sell product through multiple distributors. Medical devices imported into China must be labeled in Chinese and include the registration number, product features and the scope of usage for the product. New regulations went into effect on December 30, 2008 which require medical device manufacturers and distributors to include the device shelf life duration on the product labeling as well as adverse event reporting to Chinese authorities. The new regulation has tight reporting deadlines and does not follow the Global Harmonization Task Force recommendations for reporting adverse events.

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

You should read the information set forth under “Item 1A. Risk Factors — Our products and our product development and marketing activities are subject to extensive regulation as a result of which we may not be able to obtain required regulatory approvals for our products in a cost-effective manner or at all, which could adversely affect our business and operating results.”

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

Competition

The markets in which we compete are highly competitive, subject to change and impacted by new product introductions and other activities of industry participants. We compete primarily on the basis of our ability to treat vascular diseases and disorders safely and effectively. Our success can be impacted by the ease and predictability of product use, adequate third-party reimbursement, brand name recognition and cost. We believe we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new products that perform better than those we offer will not be introduced. Because of the size of the peripheral vascular and neurovascular markets, competitors and potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products and develop new and improved products.

Our competitors range from small start-up companies to much larger companies. The larger companies with which we compete include Abbott Laboratories, Boston Scientific Corporation, Cook Incorporated, Cordis Corporation (a Johnson & Johnson company) and Medtronic, Inc. All of these larger companies have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations and relationships with our target customers, as well as worldwide distribution channels that are more effective than ours. We also compete, however, and in some cases even more intensely, with smaller manufacturers. In the peripheral vascular market, we compete against, among others: C.R. Bard, Inc., MEDRAD, Inc., Cardiovascular Systems, Inc., Pathway Medical Technologies, Inc., Idev Technologies, Inc., Invatec s.r.l. and Spectranetics Corporation. In the neurovascular market, we compete against, among others: Balt Extrusion, Inc., Terumo/MicroVention, Inc. and Micrus Corporation. In addition, we compete with a number of drug therapy treatments manufactured by major pharmaceutical companies, including Otsuka Pharmaceutical, the manufacturer of Pletal, and Sanofi Aventis, the manufacturer of Plavix.

Many of our physician customers like to experiment with new technologies. Within the atherectomy market, although we believe our SilverHawk plaque excision products compete favorably against other competing technologies, surgical procedures and pharmaceutical products, recently introduced atherectomy products have adversely affected and may continue to adversely affect future sales of our atherectomy products, at least in the short term while physician customers experiment with such new products. Within the peripheral vascular stent market, we may experience increased competition from C. R. Bard Inc. which recently announced that the FDA approved certain of its stents for use in the superficial femoral arteries and proximal popliteal arteries, if physicians decide to use C. R. Bard Inc.’s FDA cleared stents rather than our stents off-label.

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

Employees

As of December 31, 2008, we had approximately 1,250 employees worldwide. From time to time, we also employ independent contractors to support our operations.

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

We have developed a patent portfolio internally, as well as through acquisitions, that cover many aspects of our product offerings. As of December 31, 2008, we had 416 issued patents and over 352 pending patent applications in the United States, Europe, Japan, Australia, Canada and other countries throughout the world.

The expiration dates of our material patents range from 2009 to 2025. Additionally, we own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products.

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

We manufacture and market our products both under our own patents and under license agreements. While we believe that our patents are valuable, our knowledge and experience, our creative product development teams and marketing staff, and our confidential information regarding manufacturing processes, materials and product design have been equally important in maintaining our proprietary product offering. To protect that value, we have instituted policies and procedures, as well as a requirement that, as a condition of employment, all employees execute a confidentiality agreement relating to proprietary information and the assignment of intellectual property rights to us.

We also rely on unpatented proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with consultants, vendors and employees.

Despite measures we have taken to protect our intellectual property, we cannot be certain that such measures will be successful or that unauthorized parties will not copy aspects of our products or obtain and use information that we regard as proprietary. In such instances, we may not have adequate remedies for any such breach. These and other risks related to our intellectual property rights are described in more detail under “Item 1A. Risk Factors. We may be subject to intellectual property litigation and infringement claims, which could cause us to incur liabilities and costs, prevent us from selling our products, cause us to redesign our products, require us to enter into costly license agreements and result in other adverse consequences” and “Item 1A. Risk Factors — If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors, which would harm our business.”

Forward-Looking Statements

This annual report on Form 10-K contains and incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Available Information

ev3 LLC, our predecessor company prior to our initial public offering in June 2005, was formed in September 2003. Immediately prior to the consummation of our initial public offering in June 2005, ev3 LLC merged with and into ev3 Inc., at which time ev3 Inc. became the holding company for all of ev3 LLC’s subsidiaries. Our principal executive offices are located at 9600 54th Avenue North, Suite 100, Plymouth, Minnesota 55442. Our telephone number is (763) 398-7000, and our Internet web site address is www.ev3.net. We are a Delaware corporation. The information contained on our web site or connected to our website is not incorporated by reference into and should not be considered part of this report.

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

Risks Related to Our Business and Industry

Current worldwide economic conditions may result in reduced procedures using our products, which would adversely affect our net sales.

General worldwide economic conditions have experienced a significant downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our business is not immune. We believe the current worldwide economic crisis has resulted and may continue to result in reduced procedures using our products. Many of the procedures that use our products are, to some extent, elective and therefore can be deferred by patients. In light of the current economic conditions, patients may not be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. In particular, patients that have high-deductible health plans and health savings accounts and thus require the patients to incur significant out-of-pocket costs are especially more apt to defer procedures at times when cash is tight. While we believe worldwide economic conditions may have contributed to a softening in our net sales growth rates during 2008 as compared to 2007, the specific impact is difficult to measure. Furthermore, we are unable to predict how these economic conditions will impact our future sales.

Current worldwide economic conditions may have other adverse implications on our business, operating results and financial condition.

Beyond patient demand, the worldwide economic crisis, including in particular its effect on the credit and capital markets, may have other adverse implications on our business. For example, our customers’ and distributors’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired resulting in a decrease in sales. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers or distributors could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. In addition, the worldwide economic crisis may adversely impact our suppliers’ ability to provide us with materials and components, which could adversely affect our business and operating results.

Disruptions in the global financial markets could impact the ability of our counterparties and others to perform their obligations to us and our ability to obtain any additional future financing if needed or desired.

Disruptions in the global financial markets, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments and the related liquidity crisis, have considerably disrupted the credit and capital markets. Our credit risk consists of cash and cash equivalents, short-term investments, trade receivables, lending commitments and insurance relationships in the ordinary course of business. We place cash, cash equivalents and short-term investments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the worldwide financial crisis. Our insurance programs are with carriers that remain highly rated and we have no significant pending claims. However, the disruptions in the credit and capital markets could cause our counterparties and others to breach their obligations or commitments to us under our contracts with them. To date, our credit arrangement with Silicon Valley Bank remains available to us. Although we do not anticipate requiring any additional financing in the near future, in the event we needed or desired such additional financing, we may be unable to obtain it by borrowing money in the credit markets and/or raising money in the capital markets.

We have a history of net losses and no assurance can be provided that we will achieve our goal of sustained profitability.

We are not profitable and had a net loss of $335.6 million for the fiscal year ended December 31, 2008. Although we expect to be profitable in the foreseeable future, no assurance can be provided that we will achieve profitability in the foreseeable future, or ever, or that we will achieve our goal of sustained profitability. Especially in light of the current economic recession, it is difficult to predict our future financial performance and our failure to accurately predict future financial performance may lead to volatility in the price of our common stock. Our ability to achieve cash flow positive operations will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future sales and expenditures, our ability to increase net sales and decrease costs, market acceptance of our products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and the other risks described in this section. If we do not achieve profitability within expected time frames, our business and stock price will be negatively impacted.

Our business strategy relies on assumptions about the market for our products, which, if incorrect, would adversely affect our business and operating results.

We are focused on the market for endovascular devices used to treat vascular diseases and disorders. We believe that the aging of the general population and inactive lifestyles will continue and that these trends will increase the need for our products. However, the projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize or if drug therapies gain more widespread acceptance as a viable alternative treatment, which in each case, would adversely affect our business and operating results.

Our marketing activities are subject to regulation regarding the promotion of “off-label” uses, which restrict our ability to market our products. If we are found to have improperly promoted off-label use of our products, we may become subject to enforcement action by the FDA or the U.S. Department of Justice and/or incur significant liabilities. Any off-label use of our products also may result in injuries that could lead to product liability claims against us.

We sell a number of our products to physicians who may elect to use the products in ways that are not within the scope of the approval or clearance given by the FDA or for other than FDA-approved indications, often referred to as “off-label” use. For example, although our SilverHawk Plaque Excision System received FDA clearance for the treatment of atherosclerosis in the peripheral vasculature, off-label use of our SilverHawk outside the peripheral vasculature, in coronary and carotid arteries, has occurred, as well as off-label use of the SilverHawk for treatment of in-stent restenosis. In addition, although most of our stents received FDA clearance for the palliative treatment of malignant neoplasms in the biliary tree, off-label use of our stents occurs regularly in the peripheral arteries for the treatment of peripheral artery disease. In fact, most of our U.S. stent sales are attributable to off-label use. While off-label uses of medical devices are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. Such laws and regulations prohibiting the promotion of products for off-label use restrict our ability to market our products. Although we have strict policies against the unlawful promotion of products for off-label use and we train our employees on these policies, it is possible that one or more of our employees will not follow the policies, or that regulations would change in a way that may hinder our ability to sell such products or make it more costly to do so, which could expose us to enforcement action by the FDA and the potential loss of approval to market and sell the affected products and/or significant financial and other penalties and liabilities.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. During a March 2007 meeting, the FDA warned device makers, including us, about promoting biliary stents for off-label uses. It is our understanding that during 2008 certain biliary stent manufacturers, including some at the March 2007 FDA meeting, have since become involved in civil investigations by the U.S. Department of Justice alleging that they have improperly promoted their biliary stents for off-label uses. Although we have received no notice of any such investigation involving the sales practices of our biliary stents, no assurance can be provided that we will not become the subject of such an investigation, which could adversely affect our business, operating results and stock price. It is also possible that our company or board of directors could become subject to civil litigation or breach of fiduciary duty claims alleging that we improperly promoted off-label use of our products, which in turn improperly inflated our historical net sales.

Off-label use of our products may not be safe or effective and may result in unfavorable outcomes to patients, resulting in potential liability to us. For example, the use or misuse of the SilverHawk in the peripheral and coronary arteries has resulted in complications, including damage to the treated artery, internal bleeding, limb loss and death, potentially leading to a product liability claim. In addition, the use or misuse of our biliary stents in the peripheral arteries to treat peripheral artery disease has resulted in complications, potentially leading to a product liability claim. A study published in 2008 found that off-label use of biliary stents was increasing and that the majority of adverse events and device malfunctions associated with the use of such stents occurs during off-label usage.

If we want to market any of our products in the U.S. for uses in ways for which they are not currently approved or cleared, we will need to obtain approval or clearance from the FDA and in most cases conduct additional clinical trials to support such approvals and clearances. Such trials are often time-consuming and costly. For example, because our biliary stents received FDA clearance for the palliative treatment of malignant neoplasms in the biliary tree, we are restricted in our ability to market or advertise such stents for the treatment of peripheral artery disease. Although we are currently in the process of enrolling patients for our DURABILITY II IDE trial to support an FDA application to use our EverFlex stent in long lesions in the superficial femoral artery, no assurance can be provided that the results of this trial will adequately demonstrate the safety and efficacy of our EverFlex stent for use in the peripheral arteries. In addition, although we are in the process of enrolling patients for our DEFINITIVE Ca++ trial to support an FDA application to use our SilverHawk and SpiderFX in the treatment of lower extremity (SFA/Popliteal) calcified lesions and intend to conduct other clinical trials to expand the indication of use of our SilverHawk, no assurance can be provided that the results of these trials will adequately demonstrate the safety and efficacy of the SilverHawk for use in those expanded indications.

Since a significant portion of our sales are derived from products that physicians in the past have elected to use and may continue to elect to use “off-label,” ultimately, if physicians cease or lessen their use of our products for other than FDA-approved indications, sales of our products likely would decline, which could materially adversely affect our net sales and operating results. In addition, if we are perceived not to be in compliance with all of the restrictions limiting the promotion of our products for off-label use, we could be subject to various enforcement measures, including investigations, administrative proceedings and federal and state court litigation, which likely would be costly to defend and harmful to our business. If the FDA or another governmental authority ultimately concludes we are not in compliance with such restrictions, we could be subject to significant liability, including civil and administrative remedies, injunctions against sales for off-label uses, significant monetary and punitive penalties and criminal sanctions, any or all of which would be harmful to our business. Finally, if one or more of our competitors obtains FDA approval or clearance for a product to be used for a specific indication that was previously considered off-label for such product, it is possible that physicians would be more likely to use the competitor’s FDA approved or cleared product rather than our products off-label, which would adversely affect the sales of our affected products. For example, C. R. Bard Inc. recently announced that the FDA cleared certain of its stents for use in the superficial femoral arteries and proximal popliteal arteries. If physicians decide to use C. R. Bard Inc.’s FDA cleared stents rather than our stents off-label, sales of our stents could suffer.

If we fail to comply with laws prohibiting “kickbacks” and false or fraudulent claims and other similar laws, we could be subject to criminal and civil penalties and exclusion from governmental health care programs, which could have a material adverse effect on our business and operating results.

We are subject to various federal, state and foreign laws concerning health care fraud and abuse, including false claims laws, anti-kickback laws, physician self-referral laws and other similar laws. Many of these laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, with physicians, hospitals, laboratories and other potential purchasers of medical devices. The scope of these laws and related regulations are very broad and many of their provisions have not been uniformly or definitively interpreted by existing case law or regulations, and thus are subject to evolving interpretations. There is very little precedent related to these laws and regulations. All of our financial relationships with health care providers and others who provide products or services to federal health care program beneficiaries are potentially governed by these laws. While we have established policies and procedures based on the AdvaMed Code of Ethics on Interactions with Health Care Professionals and implemented a broad-based corporate compliance program in order to inform our employees regarding these laws and maintain compliance with them, no assurance can be given that we will not be subject to investigations or litigation alleging violations of these laws. Increased funding for enforcement of these laws and regulations has resulted in greater scrutiny of financial relationships with physicians and marketing practices and resulted in several governmental investigations by various governmental authorities, including investigations of the sales practices of several of our competitors. Any investigation or litigation against us, even if we were to successfully defend against it, would likely be time-consuming and costly for us to defend. It also would likely divert the attention of our management from the operation of our business, cause adverse publicity and damage our reputation. If our arrangements were found to have violated any of these laws, we and our officers and employees could be subject to severe criminal and/or civil penalties, including fines, imprisonment and exclusion from participation in government health care programs, which could have a material adverse effect on our reputation, business and operating results. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with such laws, they may be subject to sanctions, which also could have a negative impact on us. If as a result of any investigation or evolving interpretation of these laws, our business practices or those of our competitors are found to be unlawful or otherwise challenged as or determined to be unlawful, we would be required or advised to change such practices, which could have a material adverse effect on our business and operating results.

Some of our products are emerging technologies or have only recently been introduced into the market. If physicians do not recommend and endorse them or if our working relationships with physicians deteriorate, our products may not be accepted in the marketplace, which would adversely affect our business and operating results.

In order for us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of our products compared to products of our competitors, and on training physicians in the proper application of our products. We often need to invest in significant training and education of our sales representatives or our physician customers to achieve market acceptance of our products with no assurance of success. For example, the future success of our SilverHawk products is dependent in part upon us educating first our sales representatives and second, physicians, and in particular interventional cardiologists, vascular surgeons, as well as general practitioners and other physicians, about screening for peripheral artery disease, or PAD, referral opportunities and the benefits of our SilverHawk products in relating to competitive products and other treatment options. If we are not successful in obtaining the recommendations or endorsements of physicians for our products, if customers prefer our competitors’ products or if our products otherwise do not gain market acceptance, our business could be adversely affected.

In addition, if we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed consistent with the needs and expectations of professionals who use and support our products. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. If we are unable to maintain these strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could adversely affect the acceptance of our products in the marketplace and our operating results. At the same time, we recognize and are careful to ensure that our relationships with physicians comply with applicable fraud and abuse and other laws and regulations and our Code of Ethics on Interactions with Health Care Professionals, which is based on the AdvaMed Code of Ethics on Interactions with Health Care Professionals.

Demand for our atherectomy products in the United States has suffered due in part, we believe, to the lack of long-term clinical data regarding their safety and efficacy. Future long-term data regarding the safety and efficacy of our atherectomy products may not be positive or consistent with data currently available, which would adversely affect their market acceptance and our operating results.

One of the primary reasons we completed the acquisition of FoxHollow was to add FoxHollow’s SilverHawk and other products to our broad spectrum of technologically advanced products to treat vascular disease in the peripheral market to allow us to offer a more comprehensive and better integrated set of endovascular products to our customers. At the time of the acquisition, we expected sales of the SilverHawk to represent a significant portion of our future net sales. However, we experienced decreased demand and sales of the SilverHawk compared to levels experienced by FoxHollow prior to our acquisition due in part to sales force integration challenges, elevated inventory levels of the product at some of our customers and increased competition. We also believe the decreased demand and sales has been due in part to a lack of definitive long-term clinical data regarding the safety and efficacy of the SilverHawk.

In 2008, we retained a third party research firm to help us examine our U.S. atherectomy business. The research firm conducted interviews with a significant number of physicians and sales force representatives and analyzed secondary data to understand factors driving the change in SilverHawk usage and atherectomy procedures. The results of this research confirmed our previously stated belief in the importance of investing in the necessary clinical trials to build the clinical foundation for the SilverHawk and capitalizing on our next generation technologies to expand clinical usage, particularly in treating calcified lesions, total occlusions and longer lesions.

Based on this third party research and our own due diligence, we believe that future demand for our atherectomy products will not increase if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our products compared against alternative procedures, such as angioplasty, stenting or bypass grafting and alternative technologies. As a result, we have embarked upon our DEFINITIVE trial series, which we expect to consist of three trials using our atherectomy products. We are currently enrolling patients into our DEFINITIVE Ca++ trial to evaluate SilverHawk and SpiderFX in the treatment of lower extremity (SFA/Popliteal) calcified lesions and in the first half of 2009, we expect to begin enrolling patients into our DEFINITIVE LE trial which will be a post-market non-randomized study of SilverHawk in the treatment of femoropopliteal and tibial arteries. These studies will be expensive and time consuming and there are no assurances that the results will prove favorable for our atherectomy products. If the results do not meet physicians’ expectations, the SilverHawk may not become widely adopted and physicians may recommend alternative treatments for their patients.

Other significant factors that physicians will consider include acute safety data on complications that occur during the SilverHawk procedure. If the results obtained from any future clinical studies or clinical or commercial experience indicate that the SilverHawk is not as safe or effective as other treatment options or as prior short-term or long-term data would suggest, market acceptance of the product may continue to suffer and the number of SilverHawk procedures may continue to decrease, which would harm our business. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with the SilverHawk may vary and may not be as favorable, which would also adversely affect the demand for our SilverHawk product. Other factors that may adversely affect the market acceptance of the SilverHawk include the time required to perform the procedure and the lack of on-board visualization capability. If we do not incorporate certain design improvements to the SilverHawk to respond to these and other physician preferences, we may be unable to generate new customers or retain our existing customers. However, we have limited funds dedicated to research and development; and therefore, we will not be able to pursue all of these suggested design changes. A decrease in SilverHawk procedures and any failure by us to generate additional demand for the SilverHawk will likely adversely affect our future net sales as well as our other operating results.

The demand for our products, the prices which customers and patients are willing to pay for our products and the number of procedures performed using our products depend upon the ability of our customers and patients to obtain sufficient third party reimbursement for their purchases of our products.

Sales of our products depend in part on sufficient reimbursement by governmental and private health care payors to our physician customers or their patients for the purchase and use of our products. In the United States, health care providers that purchase our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of endovascular procedures. Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis and can take up to 18 months or longer. Many international markets have government-managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. Any delays in obtaining, or an inability to obtain, reimbursement approvals or sufficient reimbursement for our products could significantly affect the acceptance of our products and have a material adverse effect on our business. For example, international sales of our atherectomy products may be hampered by delay in obtaining reimbursement. In addition, if the reimbursement policies of domestic or foreign governmental or private health care payors were to change, our customers would likely change their purchasing patterns and/or the frequency of their purchases of the affected products. Additionally, payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Our business would be negatively impacted to the extent any such changes reduce reimbursement for our products.

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

Our stents and atherectomy products generate a significant portion of our product sales. Accordingly, if sales of these products were to decline, our operating results would be adversely affected.

Our stents and atherectomy products generate a significant portion of our net sales. During 2008, our stents and atherectomy products generated approximately 27% and 22% of our product sales, respectively. A decline in sales from these products as a result of increased competition, regulatory matters, intellectual property matters or any other reason would negatively impact our operating results.

Our products face the risk of technological obsolescence, which, if realized, could have a material adverse effect on our business and operating results.

The medical device industry is characterized by extensive research and development and rapid and significant technological change. The peripheral vascular and neurovascular markets in which we compete are in particular highly competitive and new technologies and products are often introduced. Therefore, product life cycles are relatively short. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. For example, new procedures and medications that are more effective or less invasive or expensive could be developed that replace or reduce the importance of current procedures that use our products or may cause our customers to cease, delay or defer purchasing our products, which would adversely affect our business and operating results.

Our future success depends in part on the introduction of new products. Failure to introduce and market new products in a timely fashion that are accepted by the marketplace could adversely affect our business and operating results.

Our success depends in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. If we do not introduce new products and technologies, or if our new products and technologies are not accepted by the physicians who use them or the payors who reimburse the costs of the procedures performed with them, or if there are any delays in our introduction of new products, we may not be successful and our business and operating results would suffer. Accordingly, we must devote substantial efforts and financial resources to develop or acquire scientifically advanced technologies and products, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products.

We plan to introduce additional products during 2009 which we expect to result in additional net sales. We may experience delays in any phase of a product launch, including during research and development, clinical trials, regulatory approvals, manufacturing, marketing and the education process. The relative speed with which we can develop or acquire products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products, gain reimbursement acceptance and supply commercial quantities of the products to the market are important competitive factors. Any delays could result in a loss of market acceptance and market share.

Product development involves a high degree of risk, and we cannot provide assurance that our product development efforts will result in any commercially successful products. Many of our clinical trials have durations of several years and it is possible that such trials may not be successful or that competing therapies, such as drug therapies, may be introduced while our products are still undergoing clinical trials. New products and technologies introduced by competitors may reach the market earlier, may be more effective or less invasive or expensive than our products or render our products obsolete, all of which would harm our business and operating results.

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

Our current and anticipated trials for 2009 include the CREATE Post Approval Study (U.S.), DURABILITY II Trial (U.S.), the DEFINITIVE Ca++ Trial (U.S.), the DEFINITIVE LE Trial (U.S), the SWIFT Trial (U.S.) and the RACER Trial (U.S.). There is no assurance that we will be successful in achieving the endpoints in these trials or, if we do, that the FDA or other regulatory agencies will approve the devices for sale without the need for additional clinical trial data to demonstrate safety and efficacy. Some of the products for which we are currently conducting trials are already approved for sale outside of the United States. As a result, while our trials are ongoing, unfavorable data may arise in connection with usage of our products outside the United States which could adversely impact the approval of such products in the United States. Conversely, unfavorable data from clinical trials in the United States may adversely impact sales of our products outside of the United States.

We continually evaluate the potential financial benefits and costs of clinical trials and the products being evaluated in them. If we determine that the costs associated with obtaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical trial and/or the development of a product, which could result in a decrease in our stock price if investors are disappointed in our decision.

Our future success depends in part on our ability to sell our atherectomy and other products internationally. There are risks inherent in operating internationally and selling and shipping our products and purchasing our components internationally, which may adversely impact our business, operating results and financial condition.

One of our strategic objectives is to leverage our strong international presence to increase sales of our atherectomy and other products. For the year ended December 31, 2008 and 2007, 35% and 38%, respectively, of our net sales were derived from our international operations. We expect to continue to derive a significant portion of our net sales from operations in international markets. Our international distribution system consisted of nine direct sales offices and 54 stocking distribution partners as of December 31, 2008. In addition, we purchase some of our components and products from international suppliers.

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

In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic and/or social instability. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom the company does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	a shortage of high-quality sales people and distributors;

•	loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	the imposition of different reimbursement requirements and changes in reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	significantly longer payment cycles;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in enforcing or defending intellectual property rights;

•	exposure to different legal and political standards due to our conducting business in over 60 countries; and

•	fluctuation in the rate of exchange between the U.S. dollar and foreign currencies which may make the effective price of our products more expensive to our distributors in foreign markets.

No assurance can be given that one or more of the factors will not harm our business. Any material decrease in our international sales would adversely impact our operating results and financial condition. Our international sales are predominately in Europe. In Europe, health care regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results or cause our results to fluctuate.

We sell our products to customers in the United States, Europe and elsewhere throughout the world. Although most of our sales are made in U.S. dollars, a significant portion of our sales are made in Euros. Approximately 24% and 27% of our net sales were denominated in foreign currencies in 2008 and 2007, respectively. Our principal exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe and throughout the world, as well as non-U.S. dollar denominated operating expenses incurred in Europe and throughout the world. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally decreasing with a strengthening U.S. dollar and increasing with a weaker U.S. dollar. For sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, we will receive less in U.S. dollars than we did before the exchange rate increase went into effect. Thus, a strengthening U.S. dollar relative to the foreign currencies in which we transact business will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings. Although we may raise international pricing in such circumstances, such price increases may potentially reduce demand for our products, and thus in most circumstances, due to competition or other reasons, we may decide not to raise local prices to the full extent of the U.S. dollar’s strengthening or at all. A weakening of the U.S dollar relative to the foreign currencies in which we transact business is generally beneficial to our foreign currency-denominated sales and earnings. However, it may cause us to reduce our international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies also may increase our operating costs or costs of product components denominated in those currencies, thus adversely affecting our gross margins. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

We may hedge such exposure to foreign currency exchange rates in the future, especially if such rates continue to be volatile. If we engage in hedging activities, such activities involve risk and may not limit our underlying exposure from currency fluctuations or minimize our net sales and earnings volatility associated with foreign currency exchange rate changes.

A substantial portion of our assets consist of goodwill and other intangible assets and any future additional impairment in the value of our goodwill and other intangible assets would have the effect of decreasing our earnings or increasing our losses.

Although we recorded $288.8 million in goodwill and other intangible asset impairment charges during our fourth fiscal quarter 2008, as of December 31, 2008, goodwill still represented $315.7 million and other net intangible assets represented an additional $185.3 million, or 70%, of our total assets. If we are required to record any additional impairment charge to earnings relating to goodwill or our other intangible assets, it will have the effect of decreasing our earnings or increasing our losses. The accounting standards require goodwill to be reviewed at least annually for impairment, and do not permit amortization. In the event that impairment is identified, a charge to earnings will be recorded and our stock price may decline as a result. We evaluate the carrying value of our goodwill during the fourth fiscal quarter of each year and between annual evaluations if events occur or circumstances change that indicate that the carrying amount of goodwill may be impaired. We are required to assess goodwill for impairment using a two-step process that begins with an estimation of the fair value of our reporting units. The first step determines whether or not impairment has occurred by estimating the fair value of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. The second step measures the amount of any impairment. We review our other intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss on other intangible assets is recognized when future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. If we experience additional substantial declines in our market capitalization during 2009 or if we experience other events or changes in circumstances that may indicate that the carrying amount of our goodwill and/or other intangible assets may not be recoverable, we may incur additional non-cash impairment charges to both our goodwill and other intangible assets in future periods. For example, such other events or changes in circumstances may include a significant adverse change in the extent or manner in which an asset is being used or in the business climate that could affect the value of the asset, or significant reductions in operating cashflows, or a projection or forecast that demonstrates continuing losses associated with the use of the asset and a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If we are required to record an impairment charge to earnings relating to goodwill or our other intangible assets, it will have the effect of decreasing our earnings or increasing our losses.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur liabilities and costs, prevent us from selling our products, cause us to redesign our products, require us to enter into costly license agreements and result in other adverse consequences.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage, including aggressively challenging the patent rights of other companies in order to prevent the marketing of new products. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. We have incurred in the past significant costs in connection with patent litigation, including most recently in connection with our previous litigation with the Regents of the University of California and Boston Scientific Corporation. We continue to face the risk of claims that we have infringed on third parties’ intellectual property rights.

From time to time, in the ordinary course of business, we receive notices from third parties alleging infringement or misappropriation of the patent, trademark or other intellectual property rights of third parties by us or our customers in connection with the use of our products or we otherwise may become aware of possible infringement claims against us. We routinely analyze such claims and determine how best to respond in light of the circumstances existing at the time, including the importance of the intellectual property right to us and the third party, the relative strength of our position of non-infringement or non-misappropriation and the product or products incorporating the intellectual property right at issue. For example, we are aware of patents held by Abbott Laboratories that may be asserted against our FoxHollow subsidiary in litigation that could be costly and limit our ability to sell the SilverHawk or other products. One of FoxHollow’s founders, John B. Simpson, Ph.D., M.D. founded a company prior to founding FoxHollow that developed an atherectomy device that is currently sold by Abbott, and he is a listed inventor on several patents covering that device. Abbott’s device is currently marketed and sold for use in coronary arteries. Although we are not currently aware of any claims Abbott has made or intends to make against FoxHollow, because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against FoxHollow by Abbott, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Abbott has significantly greater financial resources than us to pursue patent litigation and could assert these patent families against us at any time. Any adverse determinations in such litigation could prevent us from manufacturing or selling our SilverHawk or other products, which would have a significant adverse impact on our business.

We also may be unaware of intellectual property rights of others that may cover some of our technology. Prior to launching major new products in our key markets, we normally evaluate existing intellectual property rights. However, our competitors may have filed for patent protection which is not as yet a matter of public knowledge or claim trademark rights that have not been revealed through our availability searches. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful.

Any claims of patent or other intellectual property infringement, even those without merit, could:

•	be expensive and time consuming to defend;

•	result in us being required to pay significant damages to third parties;

•	cause us to cease making or selling products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products, if feasible;

•	require us to enter into license agreements in order to obtain the right to use a third party’s intellectual property, which agreements may require us to pay significant license fees, including royalties, or may not be available on terms acceptable to us or at all and which licenses may be non-exclusive, which could provide our competitors access to the same technologies;

•	divert the attention of our management and other personnel from other business issues; or

•	result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

In addition, new patents obtained by our competitors could threaten a product’s continued life in the market even after it has already been introduced. Any of these adverse consequences could have a material adverse effect on our business, operating results and financial condition.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors, which would harm our business.

Our future success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Litigation also may be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own. Intellectual property litigation is costly and may adversely affect our operating results. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around our patents. We also rely on unpatented proprietary technology. In addition, we rely on the use of registered trademarks with respect to the brand names of some of our products. We also rely on common law trademark protection for some brand names, which are not protected to the same extent as our rights in the use of our registered trademarks. We cannot assure you that we will be able to meaningfully protect all of our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology, in part with confidentiality agreements and intellectual property assignment agreements with our employees, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. For example, we are currently involved in litigation with Cardiovascular Systems, Inc. in which we allege misappropriation and use of our confidential information by CSI and certain of CSI’s employees who were formerly employees of FoxHollow. The complaint also alleges that certain of CSI’s employees violated their employment agreements with FoxHollow requiring them to refrain from soliciting FoxHollow employees.

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

We rely on our manufacturing facilities in Plymouth, Minnesota and Irvine, California. Any damage or destruction to our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility. In the case of a device with a premarket approval application, we might in such event be required to obtain prior FDA or notified body approval of an alternate manufacturing facility, which could delay or prevent our marketing of the affected product until such approval is obtained. Although we believe that we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. It is also possible that one of our competitors could claim that our manufacturing process violates an existing patent. If we were unsuccessful in defending such a claim, we might be forced to stop production at one of our manufacturing facilities in the United States and to seek alternative facilities. Even if we were able to identify such alternative facilities, we might incur additional costs and experience a disruption in the supply of our products until those facilities are available. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore would adversely affect our net sales and operating results.

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

From October 2006 until recently, we provided a worldwide fracture-free guarantee as part of our marketing and advertising strategy for our EverFlex self-expanding stents. In the event that an EverFlex self-expanding stent should fracture within two years of implantation, we agreed to provide a free replacement product to the medical facility, subject to the terms and conditions of the program. Although we tested our EverFlex self-expanding stents in rigorous simulated fatigue testing, we commercially launched our EverFlex self-expanding stents on a worldwide basis in early March 2006 and, therefore, in only some cases, have two years of commercial data on which to base our expected claim rates under the program. We may receive significant and unexpected claims under this guarantee program that could exceed the amount of our reserves for the program. Significant claims in excess of our program reserves could significantly harm our business, operating results and financial condition.

Our inability to successfully grow through future acquisitions, our failure to integrate any acquired businesses successfully into our existing operations or our discovery of previously undisclosed liabilities could negatively affect our business and operating results.

In order to build our core technology platforms, we have acquired several businesses since our inception. For example, most recently, in October 2007, we completed our acquisition of FoxHollow. In September 2006, FoxHollow acquired Kerberos Proximal Solutions, Inc. In January 2006, we acquired the outstanding shares of Micro Therapeutics, Inc. that we did not already own. We expect to continue to actively pursue additional targeted acquisitions of, investments in or alliances with, other companies and businesses in the future as a component of our business strategy. Our ability to grow through future acquisitions, investments and alliances will depend upon our ability to identify, negotiate, complete and integrate attractive candidates on favorable terms and to obtain any necessary financing. Our inability to complete one or more acquisitions, investments or alliances could impair our ability to develop our product lines and to compete against many industry participants, many of whom have product lines broader than ours. Acquisitions, investments and alliances involve risks, including:

•	difficulties in integrating any acquired companies, personnel and products into our existing business;

•	delays in realizing projected efficiencies, cost savings, revenue synergies and other benefits of the acquired company or products;

•	inaccurate assessment of the future market size or market acceptance of any acquired products or technologies or the hurdles in obtaining regulatory approvals of such products;

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated;

•	adverse accounting consequences under recently revised accounting rules; or

•	difficulties in retaining key employees of the acquired business who are necessary to manage the acquired business.

In addition, an anticipated or completed acquisition, investment or alliance could materially impair our operating results and liquidity by causing us to incur debt or reallocate amounts of capital from other operating initiatives or requiring us to expense incurred transaction and restructuring costs and amortize acquired assets, incur non-recurring charges as a result of incorrect estimates made in the accounting for such transactions or record asset impairment charges. For example, we incurred impairment charges to our goodwill and other intangible assets totaling $288.8 million in our fourth fiscal quarter 2008 which charges related primarily to assets derived from previous acquisitions. We also may discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities which we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our operating results and financial condition. These risks could be heightened if we complete several acquisitions within a relatively short period of time. Finally, any acquisitions that involve the issuance of our common stock could be dilutive to our stockholders.

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

In addition, we market our products in select countries outside of the United States. In order to market our products abroad, we are required to obtain separate regulatory approvals and comply with numerous requirements. If additional regulatory requirements are implemented in the foreign countries in which we sell our products, the cost of developing or selling our products may increase. We depend on our distributors outside the United States in seeking regulatory approval to market our devices in other countries and we therefore are dependent on persons outside of our direct control to secure such approvals. For example, we are highly dependent on distributors in emerging markets such as China and Brazil for regulatory submissions and approvals and do not have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters. If our distributors fail to obtain the required approvals or do not do so in a timely manner, our sales from our international operations and our operating results may be adversely affected.

If we or others identify side effects after any of our products are on the market, we may be required to withdraw our products from the market, which would hinder or preclude our ability to generate sales.

As part of our post-market regulatory responsibilities for our products classified as medical devices, we are required to report all serious injuries or deaths involving our products, and any malfunctions where a serious injury or death would be likely if the malfunction were to recur. If we or others identify side effects after any of our products are on the market:

•	regulatory authorities may withdraw their approvals;

•	we may be required to redesign or reformulate our products;

•	we may have to recall the affected products from the market and may not be able to reintroduce them onto the market;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.

Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing or marketing these products.

Our manufacturing facilities are subject to extensive governmental regulation with which compliance is costly and which expose us to penalties for non-compliance.

We and our third party manufacturers are required to register with the FDA as device manufacturers and as a result, we and our third party manufacturers are subject to periodic inspections by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us and our third party manufacturers to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. We also are subject to similar state requirements and licenses. In the European Community, we are required to maintain certain International Organization for Standardization, or ISO, certifications in order to sell products and we are required to undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we or our manufacturers fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties and delays in obtaining regulatory approvals and clearances, the withdrawal of regulatory approvals and clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition and operating results. In addition, regulatory agencies may not agree with the extent or speed of corrective actions relating to product or manufacturing problems.

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

We believe that our proposed operating plan can be accomplished without additional financing based on current and projected net sales and expenses, working capital and current and anticipated financing arrangements. However, there can be no assurance that our anticipated net sales or expense projections will be realized. Furthermore, there may be delays in obtaining necessary governmental approvals of our products or introducing our products to market or other events that may cause our actual cash requirements to exceed those for which we have budgeted. Our capital requirements will depend on many factors, including the amount and timing of our continued losses and our ability to reach profitability, expenditures on intellectual property and technologies, the number of clinical trials which we will conduct, new product development and acquisitions. To the extent that our then existing capital, including amounts available under our revolving line of credit, is insufficient to cover any losses and meet these requirements, we will need to raise additional funds through financings or borrowings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings as well as in any future acquisitions may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of continued losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.

Our quarterly operating and financial results may fluctuate from period to period due to a combination of factors, many of which are beyond our control. These include:

•	the seasonality of our product sales, which typically results in higher demand in our fourth fiscal quarter and lower sales volumes in our third fiscal quarter;

•	the mix of our products sold;

•	demand for, and pricing of, our products and the products of our competitors;

•	timing of or failure to obtain regulatory approvals for products;

•	costs, benefits and timing of new product introductions by us and our competitors;

•	increased competition;

•	the timing and extent of promotional pricing or volume discounts;

•	the timing of larger orders by customers and the timing of shipment of such orders;

•	field inventory levels;

•	changes in average selling prices;

•	the availability and cost of components and materials;

•	fluctuations in foreign currency exchange rates;

•	the possible deferral of revenue under our revenue recognition policies;

•	the timing of operating expenses in anticipation of sales;

•	unanticipated expenses;

•	costs related to acquisitions of technologies or businesses;

•	restructuring, impairment and other special charges; and

•	fluctuations in investment returns on invested cash balances.

Because of these and other factors, our quarterly sales and other operating results may vary significantly in the future and thus period to period comparisons may not be meaningful and should not be relied upon as indications of our future performance. Any shortfalls in sales or earnings from levels expected by securities analysts or investors could cause our stock price to decline significantly.

We may become obligated to make large milestone payments that are not reflected in our consolidated financial statements in certain circumstances, which would negatively impact our cash flows from operations.

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

Our future success outside of the United States, Canada and Europe depends largely upon marketing arrangements with independent sales distributors and sales associates, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales associates may terminate their relationship with us, or devote insufficient sales efforts to our products. We are not able to control our independent distributors and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States, Canada and Europe initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our relationships with our independent distributors and sales associates outside of the United States, Canada and Europe, or our failure to recruit and retain additional skilled independent sales distributors and sales associates in these locations, could have an adverse effect on our operations. We have experienced turnover with some of our independent distributors in the past that has adversely affected our short-term financial results while we transitioned to new independent distributors. Similar occurrences could happen to us in the future. Fluctuations in foreign currency exchange rates, including in particular any strengthening of the U.S. dollar may cause our independent sales distributors to seek longer payment terms to offset the higher prices they are paying in local currency for our products. In addition, in light of the worldwide economic crisis, the ability of our distributors to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired or our distributors could experience a significant change in their liquidity or financial condition, all of which could impair their ability to distribute our products and eventually lead to distributor turnover.

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

We face competition from other companies, which could adversely impact our business and operating results.

The markets in which we compete are highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Because of the size of the peripheral vascular and neurovascular markets, competitors and potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products and develop new and improved products. Our competitors and potential competitors may develop technologies and products that are safer, more effective, easier to use, less expensive or more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. None of our customers have long-term purchase agreements with us and may at any time switch to the use of our competitors’ products. Many of our physician customers like to experiment with new technologies. Within the atherectomy market, although we believe our atherectomy plaque excision products compete favorably against other competing technologies, surgical procedures and pharmaceutical products, recently introduced atherectomy products by our competitors have adversely affected and may continue to adversely affect future sales of our atherectomy products, at least in the short term while physician customers experiment with such new products. Within the peripheral vascular stent market, we may experience increased competition from C. R. Bard Inc. which recently announced that the FDA cleared certain of its stents for use in the superficial femoral arteries and proximal popliteal arteries, if physicians decide to use C. R. Bard Inc.’s FDA cleared stents rather than our stents off-label.

Our competitors range from small start-up companies to much larger companies. The larger companies with which we compete include Abbott Laboratories, Boston Scientific Corporation, Cook Incorporated, Cordis Corporation (a Johnson & Johnson company) and Medtronic, Inc. All of these larger companies have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours and have established reputations and relationships with our target customers, as well as worldwide distribution channels that are more effective than ours. We also compete, however, and in some cases even more intensely, with smaller manufacturers. In the peripheral vascular market, we compete against, among others: C.R. Bard, Inc., MEDRAD, Inc., Cardiovascular Systems, Inc., Pathway Medical Technologies, Inc., Idev Technologies, Inc., Invatec s.r.l. and Spectranetics Corporation. In the neurovascular market, we compete against, among others: Balt Extrusion, Inc., Terumo/MicroVention, Inc. and Micrus Corporation. In addition, we compete with a number of drug therapy treatments manufactured by major pharmaceutical companies, including Otsuka Pharmaceutical, the manufacturer of Pletal, and Sanofi Aventis, the manufacturer of Plavix.

We also compete with other manufacturers of medical devices for clinical sites to conduct human trials. If we are not able to locate clinical sites on a timely or cost-effective basis, this could impede our ability to conduct trials of our products and, therefore, our ability to obtain required regulatory clearance or approval.

We rely on our management information systems for accounting and finance, inventory management, distribution and other functions and to maintain our research and development and clinical data. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and operating results could be adversely affected.

The efficient operation of our business is dependent on our management information systems, on which we rely to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and to maintain research and development and clinical data. The failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and operating results to suffer. In addition, our management information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	and power loss or computer systems, Internet, telecommunications or data network failure.

Any such interruption could adversely affect our business and operating results.

We face a risk of non-compliance with certain financial covenants in our loan agreement with Silicon Valley Bank. If we are unable to meet the financial or other covenants under the agreement or negotiate future waivers or amendments of the covenants, we could be in default under the agreement, which would give Silicon Valley Bank a range of remedies, including declaring all outstanding debt to be due and payable, foreclosing on the assets securing the loan agreement and/or ceasing to provide additional revolving loans or letters of credit, which could have a material adverse effect on us.

Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., are parties to a loan and security agreement with Silicon Valley Bank. The facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. As of December 31, 2008, we had approximately $9.0 million in outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $3.4 million of outstanding letters of credit issued by Silicon Valley Bank. The loan agreement requires us to maintain a monthly specified liquidity ratio and a quarterly adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, level. The loan agreement contains customary events of default, including, among others, the failure to comply with certain covenants or other agreements. Upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement may be accelerated by Silicon Valley Bank. If we are unable to meet the financial or other covenants under the loan agreement or negotiate future waivers or amendments of such covenants, an event of default could occur under the loan agreement. Upon the occurrence and during the continuance of an event of default under the loan agreement, Silicon Valley Bank has available a range of remedies customary in these circumstances, including declaring all outstanding debt, together with accrued and unpaid interest thereon, to be due and payable, foreclosing on the assets securing the loan agreement and/or ceasing to provide additional revolving loans or letters of credit, which could have a material adverse effect on us.

The restrictive covenants in our loan agreement could limit our ability to conduct our business and respond to changing economic and business conditions and may place us at a competitive disadvantage relative to other companies that are subject to fewer restrictions.

Our loan and security agreement with Silicon Valley Bank requires us to maintain a specified liquidity ratio and an adjusted EBITDA level. Our failure to comply with these financial covenants could adversely affect our financial condition. The loan agreement limits our ability and the ability of certain of our subsidiaries to, among other things:

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

subject in each case to certain exceptions and limitations. As of December 31, 2008, our cash, cash equivalents and short-term investments were $59.7 million. In light of the amount of our cash, cash equivalents and short-term investments and the amounts outstanding under the loan agreement, it is possible that if we needed to we could pay off the outstanding amounts under the loan agreement at this time. However, it is also possible that if we do not generate cash from operations as we anticipate or if we incur significant unanticipated costs that we may need the flexibility provided under our Silicon Valley Bank loan agreement. The restrictive covenants under the loan agreement could limit our ability, and that of certain of our subsidiaries, to obtain future financing, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. The financial and restrictive covenants contained in the loan agreement also could adversely affect our ability to respond to changing economic and business conditions and place us at a competitive disadvantage relative to other companies that may be subject to fewer restrictions. Transactions that we may view as important opportunities, such as acquisitions, may be subject to the consent of Silicon Valley Bank, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

We have experienced recently certain changes in our management which could cause certain ev3 key employees to depart because of difficulties with change or a desire not to remain with our company.

We have experienced several management changes during the past year. In January 2009, we appointed a new Senior Vice President and Chief Financial Officer. In December 2008, the president of our U.S. commercial organization resigned and the president of our peripheral vascular and FoxHollow Technologies divisions assumed leadership of our U.S. peripheral vascular business. In July 2008, the president of our international business assumed leadership of our worldwide neurovascular business in addition to his current responsibilities. In April 2008, we appointed a new President and Chief Executive Officer and non-executive Chairman of the Board. Also in 2008, four of our directors resigned or chose not to stand for re-election, one former director rejoined our Board and two new directors joined our Board. Our future success depends, in large part, upon our ability to retain and motivate our management team and key employees. Key employees may depart because of difficulties with change or a desire not to remain with our company. Any unanticipated loss or interruption of services of our management team and our key employees could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise.

If we become profitable, we cannot assure you that our net operating losses will be available to reduce our tax liability.

Our ability to use, or the amount of, our net operating losses may be limited or reduced. Generally under section 382 of the Internal Revenue Code of 1986, in the event of an “ownership change” of a company, the company is only allowed to use a limited amount of its net operating losses arising prior to the ownership change for each taxable year thereafter. As a result of prior transactions effected by us and as a result of our acquisition of FoxHollow, our ability to use our and FoxHollow’s existing net operating losses to offset U.S. federal taxable income if we become profitable may be subject to substantial limitations. These limitations could potentially result in increased future tax liability for us.

Risks Related to our Common Stock

One of our principal stockholders and its affiliates are able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

As of February 20, 2009, Warburg Pincus beneficially owned approximately 29.5% of our outstanding common stock. In addition, under a holders agreement, we are required to nominate and use our best efforts to have elected to our board of directors two persons designated by Warburg, Pincus and certain of its affiliates, which we refer to collectively as the “Warburg Pincus Entities,” and Vertical Fund I, L.P. and Vertical Fund II, L.P., which we refer to together as the “Vertical Funds,” if the Warburg Pincus Entities, the Vertical Funds and their affiliates collectively beneficially own 20% or more of our common stock. As a result of Warburg Pincus’ share ownership and representation on our board of directors, Warburg Pincus is able to influence our affairs and actions, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Warburg Pincus may differ from the interests of our other stockholders. For example, Warburg Pincus could oppose a third party offer to acquire us that the other stockholders might consider attractive, and the third party may not be able or willing to proceed unless Warburg Pincus, as one of our significant stockholders, supports the offer. Warburg Pincus’ concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In such case and in similar situations, our other stockholders may disagree with Warburg Pincus as to whether the action opposed or supported by Warburg Pincus is in the best interest of our stockholders.

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

These principal stockholders also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Furthermore, these principal stockholders may have an interest in us pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our stockholders. In addition, these principal stockholders’ rights to vote or dispose of equity interests in us are not subject to restrictions in favor of us other than as may be required by applicable law.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving our company that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to 100 million shares of “blank check” preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire our company. In addition, our certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with approximately one third of the directors coming up for reelection each year. Having a staggered board makes it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of our company that is not favored by our board of directors.

We also are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of our company that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. Under one such exception, Warburg Pincus does not constitute an “interested stockholder.”

A large percentage of our outstanding common stock is held by insiders, and, as a result, the trading market for our common stock will not be as liquid as the stock of other public companies, and our common stock price could be volatile.

As of February 20, 2009, we had approximately 106.7 million shares of common stock outstanding and approximately 34.6% of the shares were beneficially owned by directors, executive officers and their respective affiliates. Companies with a substantial amount of stock held by insiders can be subject to a more volatile stock price. Fluctuations in the price of our common stock could be significant and will likely be impacted by a number of factors, such as:

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

Our corporate headquarters is located in Plymouth, Minnesota. The sales, manufacturing, and research and development activities of our peripheral vascular business are primarily located in Plymouth, Minnesota, and to a lesser extent, in Irvine, California. The sales, manufacturing and research and development activities of our neurovascular business are primarily located in Irvine, California. Outside the United States, our European headquarters is in Paris, France, and includes our sales and marketing, and administrative activities. Our European warehouse facilities are located in Maastricht, Netherlands. In addition to our sales office in Paris, we have European sales and marketing offices in Bonn, London, Madrid, Maastricht, Milan and Stockholm.

Our corporate headquarters is located in a 50,000 square foot building in Plymouth, Minnesota, which is subject to a lease that extends to February 28, 2010 and is subject to two options, each to extend the lease for an additional three years. Our manufacturing, research and development functions operate from a 64,000 square foot facility in Plymouth, which is subject to a lease that extends to October 31, 2009 and is subject to two options, each to extend the lease for an additional three years. We also occupy a 96,400 square foot facility in Irvine, California, which is subject to a lease that extends to April 30, 2011 and is subject to two options, each to extend the lease for an additional three years. We remain subject to three leases associated with our former operations in Redwood City, California and Menlo Park, California, which operations we relocated to our Irvine, California and Plymouth, Minnesota facilities in 2008. Although we plan to sublease all three of these facilities, we have not yet entered into any definitive agreements to do so. One of these facilities consists of 60,000 square feet located at 740 Bay Road, Redwood City, California and is subject to a lease that extends to August 31, 2011 with an option to extend the lease for an additional five years. Another facility consists of 46,000 square feet located at 900 Chesapeake Drive, Redwood City, California and is subject to a lease that extends to February 28, 2017 with two options, each to extend the lease for an additional five years. The lease for the Menlo park facility extends through January 31, 2012 and is subject to an option to extend the lease for an additional five years. Our distribution center in the United States is located in Brooklyn Park, Minnesota and occupies 16,000 square feet. We plan to relocate the distribution center in March or April 2009. Our European warehouse facility in Maastricht, Netherlands occupies 6,900 square feet.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth fiscal quarter ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and positions held, as of February 20, 2009, are as follows:

Name	Age	Position

Robert J. Palmisano	64	President and Chief Executive Officer
Pascal E.R. Girin	49	Executive Vice President and President, Worldwide Neurovascular and International
Stacy Enxing Seng	44	Executive Vice President and President, U.S. Peripheral Vascular
Kevin M. Klemz	47	Senior Vice President, Secretary and Chief Legal Officer
Shawn McCormick	44	Senior Vice President and Chief Financial Officer
Gregory Morrison	45	Senior Vice President, Human Resources
David H. Mowry	46	Senior Vice President, Strategic and Corporate Operations
Julie D. Tracy	47	Senior Vice President and Chief Communications Officer

Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. Information regarding the business experience of our executive officers is set forth below.

Robert J. Palmisano has served as our President and Chief Executive Officer since April 2008. Mr. Palmisano served as the President and Chief Executive Officer of IntraLase Corp., a medical device company, from April 2003 to April 2007, when it was acquired by Advanced Medical Optics, Inc. From April 2001 to April 2003, Mr. Palmisano served as the President and Chief Executive Officer of MacroChem Corporation, a development stage pharmaceutical corporation. From April 1997 to January 2001, Mr. Palmisano served as the President and Chief Executive Officer of Summit Autonomous, Inc., a global medical products company that was acquired by Alcon, Inc. in October 2000. Prior to that, Mr. Palmisano held various executive positions with Bausch & Lomb Incorporated. Mr. Palmisano earned his B.A. in Political Science from Providence College. Mr. Palmisano has served as a director of Advanced Medical Optics since April 2007 and as a director of Osteotech, Inc. since March 2005.

Pascal E.R. Girin has served as our Executive Vice President and President of Worldwide Neurovascular and International since July 2008. Mr. Girin served as our Senior Vice President from August 2007 to July 2008 and President, International since July 2005. Mr. Girin previously served as our General Manager, Europe from September 2003 to July 2005. From September 1998 to August 2003, Mr. Girin served in various capacities at BioScience Europe Baxter Healthcare Corporation, most recently as Vice President. Mr. Girin received an Engineering Education at the French Ecole des Mines.

Stacy Enxing Seng has served as our Executive Vice President and President, U.S. Peripheral Vascular since December 2008. Prior to December 2008, Ms. Enxing Seng served as President, FoxHollow Technologies Division since October 2007, Senior Vice President since August 2007 and President, Peripheral Vascular Division since March 2005. Ms. Enxing Seng also previously served as our Vice President, Marketing and New Business Development. Ms. Enxing Seng has served in various positions since April 2001. From March 1999 to April 2001, she served as Vice President of Marketing for the cardiology division at Boston Scientific/SCIMED. Ms. Enxing Seng has a Bachelor of Arts in Public Policy from Michigan State University and a Master of Business Administration from Harvard University.

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

Shawn McCormick has served as our Senior Vice President and Chief Financial Officer since January 2009. Prior to joining ev3, Mr. McCormick served as Vice President, Corporate Development at Medtronic, Inc., a global medical device company, where he was responsible for leading Medtronic’s worldwide business development activities and previously had served in key corporate and divisional financial leadership roles within the Medtronic organization. Mr. McCormick joined Medtronic in July 1992 and held various finance positions during his tenure. From May 2008, he served as Vice President, Corporate Technology and New Ventures of Medtronic. From July 2002 to July 2007, he was Vice President, Finance for Medtronic’s Spinal, Biologics and Navigation business. Prior to that, Mr. McCormick held various other positions with Medtronic, including Corporate Development Director, Principal Corporate Development Associate, Manager, Financial Analysis, Senior Financial Analyst and Senior Auditor. Prior to joining Medtronic, he spent almost four years with the public accounting firm KPMG Peat Marwick. Mr. McCormick earned his Master of Business Administration from the University of Minnesota’s Carlson School of Management and his Bachelor of Science in Accounting from Arizona State University. He is a Certified Public Accountant.

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

David H. Mowry has served as our Senior Vice President, Strategic and Corporate Operations since July 2008 and from October 2007 to July 2008, served as Senior Vice President, Corporate Manufacturing. Prior to October 2007, Mr. Mowry served as Vice President of Operations for ev3 Neurovascular since November 2006. From February 2004 to November 2006, Mr. Mowry served as Vice President of Operations and Logistics at the Zimmer Spine division of Zimmer Holdings Inc., a reconstructive and spinal implants, trauma and related orthopaedic surgical products company. Prior to Zimmer, Mr. Mowry was the President and Chief Operating Officer of HeartStent Corp., a medical device company. Mr. Mowry is a graduate of the United States Military Academy in West Point, New York with a degree in Engineering and Mathematics.

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

The following table sets forth the high and low daily sales prices for our common stock, as reported by the NASDAQ Global Select Market, for each fiscal quarter during 2008 and 2007.

	High	Low

2008
First Fiscal Quarter	$12.72	$7.36
Second Fiscal Quarter	$10.69	$7.32
Third Fiscal Quarter	$12.58	$8.60
Fourth Fiscal Quarter	$9.92	$3.37

	High	Low

2007
First Fiscal Quarter	$21.34	$17.03
Second Fiscal Quarter	$21.54	$16.42
Third Fiscal Quarter	$19.46	$15.06
Fourth Fiscal Quarter	$18.84	$11.66

Number of Record Holders; Dividends

As of February 20, 2009, there were approximately 140 record holders of our common stock. To date, we have not declared or paid any cash dividends on our common stock. The restrictive covenants in our loan agreement with Silicon Valley Bank limit our ability to pay cash dividends.

Recent Sales of Unregistered Equity Securities

During the fourth fiscal quarter ended December 31, 2008, we did not issue or sell any shares of our common stock or other equity securities of our company without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of shares of our common stock during each month of our fourth fiscal quarter ended December 31, 2008.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number	Average Price	Part of Publicly	Be Purchased Under
	of Shares	Paid Per	Announced Plans or	the Plans or
Period	Purchased(1)	Share	Programs(2)	Programs(2)

Month # 1 (September 29, 2008 — November 2, 2008)	3,849	$9.01	N/A	N/A
Month # 2 (November 3, 2008 — November 30, 2008)	38,255	5.82	N/A	N/A
Month # 3 (December 1, 2008 — December 31, 2008)	—	—	N/A	N/A

Total:	42,104	$6.11	N/A	N/A

(1)	Consists of shares repurchased from employees in connection with the required payment of withholding or employment-related tax obligations due in connection with the vesting of restricted stock awards.

(2)	Our board of directors has not authorized any repurchase plan or program for purchase of shares of our common stock or other equity securities on the open market or otherwise, other than an indefinite number of shares in connection with the cashless exercise of outstanding stock options and the surrender of shares of our common stock upon the issuance or vesting of stock grants to satisfy any required withholding or employment-related tax obligations.

Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of our company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth fiscal quarter ended December 31, 2008.

Stock Performance Graph

The following graph compares the annual cumulative total stockholder return on our common stock from June 16, 2005, the date of our initial public offering, until December 31, 2008, with the annual cumulative total return over the same period of The NASDAQ Stock Market (U.S.) Index and The NASDAQ Medical Equipment Index.

The comparison assumes the investment of $100 in each of our common stock, The NASDAQ Stock Market (U.S.) Index and The NASDAQ Medical Equipment Index on June 16, 2005, and the reinvestment of all dividends.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among ev3 Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

*	$100 invested on 6/16/05 in stock & 5/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

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

	For the Year Ended December 31,
	2008	2007(1)	2006	2005	2004
	(Dollars in thousands, except per unit and per share amounts)

Results of Operations:
Sales:
Product sales	$402,233	$278,226	$202,438	$133,696	$86,334
Research collaboration	19,895	5,957	—	—	—

Net sales	422,128	284,183	202,438	133,696	86,334
Operating expenses:
Product cost of goods sold	136,847	99,879	71,321	55,094	39,862
Research collaboration	6,051	1,065	—	—	—
Sales, general and administrative	231,957	195,267	141,779	130,427	103,031
Research and development	48,784	48,413	26,725	39,280	38,917
Amortization of intangible assets	31,072	20,306	17,223	10,673	9,863
Goodwill and other intangible asset impairment(2)	299,263	—	—	—	—
Loss (gain) on sale or disposal of assets, net	243	(978)	162	200	(14,364)
Acquired in-process research and development	—	70,700	1,786	868	—
Special charges(3)	—	19,054	—	—	—

Total operating expenses	754,217	453,706	258,996	236,542	177,309
Loss from operations	(332,089)	(169,523)	(56,558)	(102,846)	(90,975)
Other (income) expense:
Realized and unrealized (gain) loss on investments, net	(487)	116	(1,063)	(4,611)	(1,728)
Interest (income) expense, net	(223)	(1,910)	(1,695)	9,916	25,428
Minority interest in loss of subsidiary	—	—	—	(2,013)	(13,846)
Other expense (income), net	2,427	(2,934)	(2,117)	3,360	(1,752)

Loss before income taxes	(333,806)	(164,795)	(51,683)	(109,498)	(99,077)
Income tax expense	1,816	949	688	526	196

Net loss	(335,622)	(165,744)	(52,371)	(110,024)	(99,273)
Accretion of preferred membership units to redemption value(4)	—	—	—	12,061	23,826

Net loss attributable to common unit/share holders	$(335,622)	$(165,744)	$(52,371)	$(122,085)	$(123,099)

Net loss per common unit/share(5): Basic and diluted	$(3.22)	$(2.37)	$(0.93)	$(4.48)	$(57.44)

Weighted average units/shares outstanding:
Basic and diluted	104,378,828	69,909,708	56,585,025	27,242,712	2,142,986

(1)	We acquired FoxHollow Technologies, Inc. on October 4, 2007. The acquisition was accounted for under the purchase method of accounting and the results of operations of FoxHollow have been included in our consolidated operating results as of the acquisition date. In connection with the acquisition, we recorded $14.9 million of integration costs associated with the acquisition and recognized $70.7 million for in-process research and development charges. For a more complete description of these items and their impact on our consolidated financial results, see Note 5 to our consolidated financial statements.

(2)	During the fourth fiscal quarter 2008, we recorded $288.8 million in non-cash, asset impairment charges in our peripheral vascular segment to reduce the carrying values of goodwill and certain other intangible assets to their estimated fair values. Additionally, during the second fiscal quarter 2008, as a result of the termination of our research collaboration with Merck & Co, Inc., we recorded an asset impairment charge of $10.5 million to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow. For a more complete description of these items and their impact on our consolidated financial results, see Note 10 to our consolidated financial statements.

(3)	During the third fiscal quarter 2007, we recorded $19.1 million as a result of the settlement of the global coil patent litigation with the Regents of the University of California and Boston Scientific Corporation.

(4)	The accretion of preferred membership units to redemption value presented above is based on the rights to which the Class A and Class B preferred membership unit holders of ev3 LLC were entitled related to a liquidation, dissolution or winding up of ev3 LLC. Notwithstanding this accretion right, in connection with the merger of ev3 LLC with and into ev3 Inc., each membership unit representing a preferred equity interest in ev3 LLC was converted into one share of our common stock and did not receive any additional rights with respect to the liquidation preference. Accretion was discontinued upon conversion of the preferred units to common equity at the time of our initial public offering on June 21, 2005.

(5)	Net loss per common unit/share and number of units/shares used in per unit/share calculations reflect our June 21, 2005 one for six reverse stock split for all periods presented.

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$59,652	$81,060	$24,053	$69,592	$20,131
Short-term investments	—	9,744	14,700	12,000	—
Current assets	187,123	228,370	135,845	151,675	68,609
Total assets	720,664	1,087,106	352,826	296,828	212,046
Current liabilities, excluding demand notes	67,448	119,159	41,767	37,671	36,025
Demand notes payable-related parties	—	—	—	—	299,453
Long-term debt	6,458	6,429	5,357	—	—
Total liabilities	80,123	128,625	47,592	38,523	336,180
Preferred membership units	—	—	—	—	254,028
Total members’ and stockholders’ equity (deficit)	640,541	958,481	305,234	245,455	(394,472)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings “Part I. Item 1. Business — Forward-Looking Statements” and “Part I. Item 1A. Risk Factors” of this report. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report. This Management’s Discussion and Analysis is organized in the following major sections:

•	Business Overview. This section provides a brief overview description of our business, focusing in particular on developments during the most recent fiscal year.

•	Summary of 2008 Results and 2009 Outlook. This section provides a brief summary of our financial results and financial condition for 2008 and our outlook for 2009.

•	Sales and Expense Components. This section provides a brief description of the significant line items in our consolidated statements of operations.

•	Results of Operations. This section provides our analysis of the significant line items in our consolidated statements of operations.

•	Seasonal and Quarterly Fluctuations. This section describes the effects of seasonal and quarterly fluctuations in our business.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and a discussion of our outstanding debt and commitments.

•	Critical Accounting Policies and Estimates. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including our critical accounting estimates, are summarized in Note 2 to our consolidated financial statements.

•	Recently Issued Accounting Pronouncements. This section discusses recently issued accounting pronouncements that have had or may affect our results of operations and financial condition.

Business Overview

We are a leading global endovascular company focused on identifying and treating peripheral vascular disease, including in particular lower extremity arterial disease, and neurovascular disease. Since our founding in 2000, we have been dedicated to developing innovative, breakthrough and clinically proven technologies and solutions for the treatment of peripheral vascular and neurovascular diseases, a strategy that we believe is uncommon in the medical device industry. We believe our unique approach of focusing on emerging and under-innovated opportunities which treat peripheral vascular and neurovascular disease allows us to compete with smaller companies that have narrow product lines and lack an international sales force and infrastructure, yet also compete with larger companies that do not have our focus and agility.

We believe the overall market for endovascular devices will, in the long term, grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. We intend to capitalize on this market opportunity by the continued introduction of new products. We expect to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with targeted acquisitions or other external collaborations. In October 2007, we acquired FoxHollow Technologies, Inc. FoxHollow’s principal product is the SilverHawk Plaque Excision System, which is a minimally invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our direct sales organization in existing geographic markets, and our continuing focus to increase the efficiency of our existing direct sales organization.

Our product portfolio includes a broad spectrum of over 100 products consisting of over 1,500 SKUs, including stents, atherectomy plaque excision products, embolic protection and thrombectomy products, and percutaneous transluminal angioplasty, or PTA balloons, and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, micro catheters, flow directed catheters, occlusion balloon systems and neuro stents for the neurovascular market. As a result of our FoxHollow acquisition, we were engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease. Our collaboration and license agreement with Merck was terminated by Merck effective July 22, 2008. We subsequently reached an arrangement with Merck to accomplish an orderly wind-down of our research collaboration activities during the remainder of 2008.

Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular segment contains products that are used primarily in peripheral vascular procedures by interventional radiologists, vascular surgeons and interventional cardiologists. Our neurovascular segment contains products that are used primarily by neuroradiologists, interventional neurologists and neurosurgeons. Our sales activities and operations are aligned closely with our business segments. We generally have dedicated peripheral vascular sales teams in the United States, Canada, Europe and other international countries that target customers who perform primarily peripheral vascular procedures and separate, dedicated neurovascular sales teams in such countries that are specifically focused on our neurovascular business customer base.

We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships in selected international markets. Our corporate headquarters is located in Plymouth, Minnesota and the sales, manufacturing, and research and development activities of our peripheral vascular business are primarily located in Plymouth, Minnesota, and to a lesser extent, in Irvine, California. The sales, manufacturing and research and development activities of our neurovascular business are primarily located in Irvine, California. In 2008, in order to streamline our operations and improve efficiencies, we relocated the sales, manufacturing and research and development activities performed in our Redwood City, California facility to our existing facilities located in Plymouth, Minnesota and Irvine, California. Outside of the United States, our primary office is in Paris, France.

We sell our products through a direct sales force and independent distributors in more than 60 countries. Our sales and marketing infrastructure included 334 professionals as of December 31, 2008 which consisted of 285 sales professionals in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 86% of our net product sales during 2008 and 2007 with the balance generated by independent distributors.

Since our acquisition of FoxHollow, we have spent considerable time and resources integrating our two operations, including in particular, our U.S. peripheral vascular sales force, and training our combined sales force on our combined product offering and cross-selling opportunities. We reduced the number of our U.S. peripheral vascular sales representatives from 328 at the time of our acquisition of FoxHollow in October 2007 to 165 as of December 31, 2008. In 2008, we experienced difficulties integrating the two sales forces, resulting in increased turnover and a loss of focus on our SilverHawk atherectomy products. These internal difficulties were exacerbated by external forces in 2008, including increased competition and relatively flat demand for atherectomy products in general. We expect to continue to face similar external challenges during 2009. However, we remain optimistic about the longer term outlook for our atherectomy products. One of our focuses for 2009 and beyond is to increase our atherectomy sales by improving our sales execution and productivity, adding new plaque excision products and developing definitive clinical data to support procedural expansion.

In December 2008, we consolidated and aligned our U.S. commercial and strategic peripheral vascular operations under one single President, Stacy Enxing Seng. We also recently have taken other actions designed to improve our U.S. peripheral vascular sales execution. For example, we hired a former FoxHollow executive as our new vice president of U.S. peripheral vascular sales. We entered into non-compete agreements with all of our U.S. peripheral vascular sales team. We revised our U.S. peripheral vascular sales compensation plan to align our sales efforts with our focus on leading with atherectomy. We also are in the process of improving our sales training program and modifying the structure of our U.S. peripheral vascular sales organization to enhance the level of field-based coverage that is required for SilverHawk cases. Throughout our first fiscal quarter 2009, we will be adding 30 newly created SilverHawk specialist positions replacing 25 territory manager positions and all 10 of our referral manager positions to partner with our 15 regions to drive focused selling and clinical case support for our atherectomy business. In 2009, we also plan to continue to leverage our corporate account agreements, including our agreement with Novation and our recently awarded a one-year agreement with Premier Purchasing Partners which covers our entire peripheral balloon and self-expanding stent line.

With respect to our neurovascular business, in July 2008, we consolidated and aligned our worldwide neurovascular operations under one single President, Pascal E.R. Girin, who also maintains his current responsibilities as president of our international business. In 2008, our neurovascular business focused on continuing to advance the global launch of our Axium coil. In the U.S., the number of accounts generating Axium sales doubled in 2008 compared to 2007. We also experienced strong sales of Axium coils internationally, both in our European direct markets and in our distributor markets which benefited from market penetration in existing markets as well as launches in new geographic markets. We believe the Axium coil will continue to be a primary growth engine for our neurovascular business segment in 2009.

In order to drive sales growth, we have invested heavily throughout our history in not only the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals. A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products. During 2008, we launched the SilverHawk LX-M device in the United States and received FDA clearance for our RockHawk Atherectomy System for surgical use and the 5mm diameter Protégé EverFlex Self-Expanding Stent System for use in the biliary. During 2007, we launched our Protégé RX Carotid Stents, additional lengths in our EverFlex family of stents and our SilverHawk LS-M and MS-M products in the United States for the peripheral vascular market and our Axium coil and our Onyx HD 500 Liquid Embolic System, on a limited basis under an Humanitarian Device Exemption, or HDE, approval, for the treatment of intracranial aneurysms for the neurovascular market, all of which contributed to our net sales during 2007 and 2008. Our U.S. distribution agreement with Invatec, under which we distributed the Sailor Plus, Submarine Plus, Admiral Xtreme and Amphirion Deep PTA catheters and the Diver C.E. Thrombus Aspiration Catheter, expired on December 31, 2008. Under the agreement, however, we are permitted to continue to sell our remaining inventory of Invatec products through the end of June 2009. In anticipation of the termination of our Invatec distribution agreement, we received FDA clearance in December 2008 of two PTA balloon catheters — the EverCross 0.035 “and NanoCross 0.014”. We launched these products on a worldwide basis in January 2009. Building on the success we have experienced to date with our Axium coils, we are preparing for the launch of two new versions of the Axium coil in the first half of 2009, the Axium PGLA and Axium Nylon microfilament coils. We also are planning to launch our new APOLLO delivery catheter for our Onyx liquid embolic, which we expect to be available in the second half of 2009. We are also planning to launch several new access products for the neurovascular market throughout 2009, including product upgrades and line extensions for our neuro balloons and guidewires.

We expect to continue our focus to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products. To accomplish this, we have a number of clinical trials underway and others that are currently in development, including our DURABILITY I trial in Europe measuring the durability of our Protégé EverFlex stent in SFA lesions, our DURABILITY II trial in the United States with the objective of expanding our EverFlex stent’s U.S. indication to include treatment of peripheral artery disease and our DEFINITIVE trial series designed to expand the clinical evidence supporting the value of our SilverHawk and RockHawk Plaque Excision Systems to drive increased procedure adoption, expand clinical indications and support the use of atherectomy as a front-line therapy. In our neurovascular business, we are planning our Solitaire with Immediate Flow Restoration, or SWIFT, study under a U.S. investigational device exemption, or IDE, to obtain FDA clearance for our Solitaire neuro stent.

It is our understanding that during 2008 certain biliary stent manufacturers received subpoenas from the U.S. Department of Justice. Based on publicly available information, we believe that these subpoenas requested information regarding the sales and marketing activities of these manufacturers’ biliary stent products and that the Department of Justice is seeking to determine whether any of these activities violated civil and /or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties. As of the date of this report, we have not received a subpoena from the U.S. Department of Justice relating to this investigation. No assurance can be provided, however, that we will not receive such a subpoena or become the subject of such an investigation, which could adversely affect our business and stock price.

Summary of 2008 Financial Results and Outlook for 2009

Fiscal year 2008 was a year of transition in several respects. We took several actions to appropriately size our organization, put in place the right management team and prioritize the vital few programs that we believe will drive our business and help us work toward fulfilling our vision to be recognized globally as the market leader in identifying and treating lower extremity arterial and neurovascular disease through innovative, breakthrough and clinically proven endovascular technologies. Although some of these actions may have adversely affected our 2008 operating results, we believe these actions will help us work towards our 2009 goals of achieving sustained profitability, generating cash and expanding our global position in the peripheral vascular and neurovascular markets to deliver superior long-term value to our stockholders.

Our 2008 results and financial condition included the following items of significance, some of which we expect also may affect our results and financial condition in 2009:

•	Our net sales increased 49% in 2008 compared to 2007. We attribute this increase primarily to the addition of atherectomy product sales as a result of our acquisition of FoxHollow, expansion in our neurovascular and international businesses and increased sales of our other peripheral vascular products. Our net sales of $422.1 million for 2008 included product net sales of $269.9 million in our peripheral vascular segment, $132.3 million in our neurovascular segment and $19.9 million of research collaboration revenue. As a result of the termination of our collaboration and license agreement with Merck, we do not expect any future research collaboration revenue.

•	Net sales of our peripheral vascular products increased 55% to $269.9 million in 2008 compared to 2007. This sales growth was primarily the result of our FoxHollow acquisition and increased market penetration of our EverFlex family of stents. Our 2008 net sales included $88.8 million of atherectomy product sales, which we believe were significantly hampered by a relatively flat demand for atherectomy products in general and a decreased demand for our SilverHawk atherectomy products in particular. We believe we lost market share during 2008 as a result of increased competition and related physician trialing of competitive devices, increased turnover in our U.S. peripheral vascular sales organization and a loss of focus of our sales organization on our SilverHawk atherectomy products. Although we expect to continue to face intense competition during 2009, we remain optimistic about the longer term outlook for our atherectomy products. One of our focuses for 2009 and beyond is to increase our atherectomy sales by improving our sales execution and productivity, adding new plaque excision products and developing definitive clinical data to support procedural expansion. With respect to our stents, we expect continued penetration with our EverFlex family of stents in 2009, although we are cautious of the current regulatory environment regarding the promotion of off-label devices and increased competition we believe we may experience.

•	Net sales of our neurovascular products increased 27% to $132.3 million in 2008 compared to $104.4 million in 2007 as a result of increased penetration of new and existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 33% to $74.7 million in 2008 compared to 2007 primarily due to the launch of the Axium coil and increased market penetration of the Onyx Liquid Embolic System. We believe the Axium coil will continue to be a primary source of growth for our neurovascular business in 2009. We believe our neurovascular business should benefit in 2009 by continued penetration of our Axium coils, new product introductions, expanded geographic presence and improved pricing.

•	On a geographic basis, 65% of our net sales for 2008 were generated in the United States and 35% were generated outside the United States. Our international net sales increased 37% to $146.7 million in 2008 compared to 2007 primarily due to the launch of the Axium coil, further market penetration of the EverFlex family of stents and the Onyx Liquid Embolic System and the continued penetration of our atherectomy products into international markets. We expect our international business to benefit from our ability to sell our recently launched PTA balloon catheters, the EverCross and the NanoCross, outside the United States since we were unable to distribute Invatec’s balloon catheters outside the United States. Changes in foreign currency exchange rates had a positive impact of approximately $5.0 million on our 2008 net sales compared to 2007, principally resulting from the relationship of the U.S. dollar as compared to the Euro, but had a negative impact of approximately $2.7 million on our fourth fiscal quarter 2008 net sales compared to our fourth fiscal quarter 2007 net sales. We expect foreign currency exchange rates to have a negative impact on our 2009 net sales compared to our 2008 net sales.

•	As a percentage of product sales, product cost of goods sold was 34% of product sales in 2008 compared to 36% in 2007. In our peripheral vascular segment, product cost of goods sold as a percent of product sales decreased to 38% in 2008 compared to 42% in 2007 primarily attributable to manufacturing efficiencies and increased sales volumes, partially offset by costs associated with the consolidation of our Redwood City manufacturing operations into our Irvine and Plymouth facilities. In our neurovascular segment, product cost of goods sold as a percent of product sales was 26% in 2008 and 2007 and was attributable to manufacturing efficiencies and increased sales volume, partially offset by additional excess and obsolete inventory reserves related to our planned product transitions to next generation devices. We expect our product cost of goods sold as a percentage of product sales to decrease in 2009 compared to 2008 primarily as a result of anticipated better pricing, more favorable product mix, better margins on our PTA balloon catheters and continued benefits from our focus on lean manufacturing programs.

•	Although our sales, general and administrative expenses increased in absolute dollars in 2008 compared to 2007, such expenses decreased as a percentage of net sales. We expect our sales, general and administrative expenses as a percentage of net sales to continue to decrease in 2009 compared to 2008 primarily as a result of our anticipated optimization of our cost structure. We expect to continue to focus on our vital few programs and implement systems and processes to improve our sales execution.

•	We experienced several one-time, non-cash charges in 2008. During fourth fiscal quarter 2008, we recorded an aggregate of $288.8 million in non-cash, asset impairment charges in our peripheral vascular segment to reduce the carrying values of goodwill and other intangible assets to their estimated fair values. The impairment charges were driven primarily by the substantial disruption in the general credit and equity markets and in particular the decline in our stock price and market capitalization and certain product discontinuations during our fourth fiscal quarter. Additionally, during the second fiscal quarter 2008, as a result of the termination of our research collaboration with Merck, we recorded a non-cash asset impairment charge of $10.5 million to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow.

•	Our net loss for 2008 was $335.6 million, or $3.22 per common share. Our goal for 2009 and beyond is to obtain sustained profitability.

•	Our cash and cash equivalents were $59.7 million at December 31, 2008, an increase of $13.7 million compared to the end of the third fiscal quarter 2008. This increase was primarily due to cash provided by operating activities during the fourth fiscal quarter 2008. We believe our cash and cash equivalents and current financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. We expect to continue to focus on improving our cash position during 2009.

Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Product net sales.  We derive our product net sales from the sale of endovascular devices in two primary business segments: peripheral vascular and neurovascular devices. Most of our sales are generated by our global, direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are generated by shipments to distributors who, in turn, sell to hospitals and clinics. In cases where our products are held in consignment at a customer’s location, we generate sales at the time the product is used in a procedure and we are notified in writing by the hospital that the product was used, rather than at shipment. We charge our customers for shipping and record shipping income as part of net sales.

Research collaboration (revenue).  Research collaboration revenue was derived from our former collaboration and license agreement with Merck, which we assumed as a result of our acquisition of FoxHollow. Under the agreement, Merck agreed to pay FoxHollow $40.0 million in equal installments over the initial four-year term of the research collaboration, in exchange for FoxHollow’s agreement to collaborate exclusively with Merck during such period with respect to certain fields. Under the agreement, Merck also agreed to provide a minimum of $60.0 million in funding to FoxHollow over the first three years of the four-year collaboration program term, for research activities to be conducted by FoxHollow under Merck’s direction. Our research collaboration revenue from Merck was recognized on a straight-line basis over the four-year term of the license/exclusivity portion of the agreement and further limited to cumulative amounts due and collected at any given point under the arrangement. For additional discussion, see Note 2 to our consolidated financial statements included elsewhere in this report. Merck terminated the collaboration and license agreement effective July 22, 2008. During the third fiscal quarter 2008, we reached an arrangement with Merck to accomplish an orderly wind-down of activities. Pursuant to this arrangement, Merck will reimburse us for costs directly associated with the wind-down, plus an agreed upon markup. We recorded revenues associated with the wind-down activities as services were performed.

Product cost of goods sold.  We manufacture a substantial majority of the products that we sell. Our product cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials, components and royalties and excludes amortization of intangible assets, which is presented as a separate component of operating expenses.

Research collaboration (expense).  Research collaboration expense consists primarily of costs associated with procurement and delivery of tissue samples and costs of research activities conducted by us under our former collaboration and license agreement with Merck.

Sales, general and administrative.  Our selling and marketing expenses consist primarily of sales commissions and support costs for our global, direct distribution system, marketing costs and freight expense that we pay to ship products to customers. General and administrative expenses consist primarily of salaries and benefits, compliance systems, accounting, finance, legal, information technology and human resources.

Research and development.  Research and development expense includes costs associated with the design, development, testing, deployment, enhancement and regulatory approval of our products. It also includes costs associated with the design and execution of our clinical trials and regulatory submissions.

Amortization of intangible assets.  Intangible assets, such as purchased developed technology, distribution channels and intellectual property, including patents and trademarks, are amortized over their estimated useful lives. Intangible assets are amortized over periods ranging from 2.5 to 10 years.

Goodwill and other intangible asset impairment.  Goodwill and other intangible asset impairment expense consists of non-cash charges to reduce the carrying values of goodwill and other intangible assets, primarily associated with prior acquisitions, to their estimated fair values. For additional discussion, see Note 10 to our consolidated financial statements included elsewhere in this report.

Loss (gain) on sale or disposal of assets, net.  Loss (gain) on sale or disposal of assets, net includes the difference between the proceeds received from the sale of an operating asset and its carrying value.

Acquired in-process research and development.  Acquired in-process research and development is related to value assigned to those projects acquired in business combinations or in the acquisition of assets for which the related products have not received regulatory approval and have no alternative future use.

Special charges.  Special charges relate to settlements of certain patent infringement and other litigation between us, The Regents of the University of California and Boston Scientific Corporation. Products involved in the litigation included embolic protection devices and certain detachable embolic coils. The special charges include amounts paid by us to the parties and legal fees and expenses associated with the litigation.

Realized and unrealized (gain) loss on investments, net.  Realized and unrealized (gain) loss on investments, net includes the difference between the proceeds received from the sale of an investment and its carrying value. In addition, this caption includes losses from other than temporary declines in investments accounted for on a cost basis.

Interest income, net.  Interest income, net consists primarily of interest earned on investments in investment-grade, interest-bearing securities and money market accounts. Interest expense results from interest associated with loans from Silicon Valley Bank.

Other expense (income), net.  Other expense (income), net includes primarily foreign currency exchange (gains) losses net of certain other expenses.

Income tax expense.  Income tax expense is generated in certain of our European subsidiaries. Due to our history of operating losses, we have not recorded tax benefits for U.S. federal income taxes through 2008.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and the changes between the specified periods expressed as percent increases or decreases:

	For the Year Ended			For the Year Ended
	December 31,			December 31,
			Percent			Percent
Results of Operations:	2008	2007(1)	Change	2007(1)	2006	Change

Sales
Product sales	$402,233	$278,226	44.6%	$278,226	$202,438	37.4%
Research collaboration	19,895	5,957	NM	5,957	—	NM

Net sales	422,128	284,183	48.5%	284,183	202,438	40.4%
Operating expenses:
Product cost of goods sold	136,847	99,879	37.0%	99,879	71,321	40.0%
Research collaboration	6,051	1,065	NM	1,065	—	NM
Sales, general and administrative	231,957	195,267	18.8%	195,267	141,779	37.7%
Research and development	48,784	48,413	0.8%	48,413	26,725	81.2%
Amortization of intangible assets	31,072	20,306	53.0%	20,306	17,223	17.9%
Goodwill and other intangible
asset impairment(2)	299,263	—	NM	—	—	NM
Loss (gain) on sale or disposal
of assets, net	243	(978)	NM	(978)	162	NM
Acquired in-process research and
development	—	70,700	NM	70,700	1,786	NM
Special charges	—	19,054	NM	19,054	—	NM

Total operating expenses	754,217	453,706	66.2%	453,706	258,996	75.2%
Loss from operations	(332,089)	(169,523)	NM	(169,523)	(56,558)	NM
Other (income) expense:
Realized and unrealized (gain) loss on investments, net	(487)	116	NM	116	(1,063)	NM
Interest income, net	(223)	(1,910)	NM	(1,910)	(1,695)	NM
Other expense (income), net	2,427	(2,934)	NM	(2,934)	(2,117)	NM

Loss before income taxes	(333,806)	(164,795)	NM	(164,795)	(51,683)	NM
Income tax expense	1,816	949	91.4%	949	688	37.9%

Net loss	$(335,622)	$(165,744)	NM	$(165,744)	$(52,371)	NM

(1)	We acquired FoxHollow Technologies, Inc. on October 4, 2007. The acquisition was accounted for under the purchase method of accounting and the results of operations of FoxHollow have been included in our consolidated operating results as of the acquisition date. In connection with the acquisition, we recorded $14.9 million of integration costs associated with the acquisition and recognized $70.7 million for in-process research and development charges. For a more complete description of these items and their impact on our consolidated financial results, see Note 5 to our consolidated financial statements.

(2)	During the fourth fiscal quarter 2008, we recorded $288.8 million in non-cash, asset impairment charges in our peripheral vascular segment to reduce the carrying values of goodwill and other intangible assets to their estimated fair values. Additionally, during the second fiscal quarter 2008, as a result of the termination of our research collaboration with Merck, we recorded a non-cash asset impairment charge of $10.5 million to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow. For a more complete description of these items and their impact on our consolidated financial results, see Note 10 to our consolidated financial statements.

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	For the Year Ended			For the Year Ended
	December 31,		Percent	December 31,		Percent
Net Sales by Segment	2008	2007	Change	2007	2006	Change

Net product sales:
Peripheral vascular:
Atherectomy	$88,800	$20,884	325.2%	$20,884	$—	100.0%
Stents	107,146	86,035	24.5%	86,035	64,092	34.2%
Thrombectomy and embolic protection	27,779	25,998	6.9%	25,998	21,606	20.3%
Procedural support and other	46,204	40,858	13.1%	40,858	35,406	15.4%

Total peripheral vascular	$269,929	$173,775	55.3%	$173,775	$121,104	43.5%
Neurovascular:
Embolic products	$74,642	$56,003	33.3%	$56,003	$38,998	43.6%
Neuro access and delivery products	57,662	48,448	19.0%	48,448	42,336	14.4%

Total neurovascular	$132,304	$104,451	26.7%	$104,451	$81,334	28.4%

Total net product sales	402,233	278,226		278,226	202,438	37.4%
Research collaboration:	$19,895	$5,957	234.0%	$5,957	$—	100.0%

Total net sales	$422,128	$284,183	48.5%	$284,183	$202,438	40.4%

	For the Year Ended			For the Year Ended
	December 31,		Percent	December 31,		Percent
Net Sales by Geography	2008	2007	Change	2007	2006	Change

United States	$275,433	$177,198	55.4%	$177,198	$121,180	46.2%
International
Before foreign exchange impact	141,704	106,985	32.5%	101,020	81,258	24.3%
Foreign exchange impact	4,991	—	—	5,965	—	—

Total	146,695	106,985	37.1%	106,985	81,258	31.7%

Total	$422,128	$284,183	48.5%	$284,183	$202,438	40.4%

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Net sales.  Net sales increased 49% to $422.1 million in 2008 compared to $284.2 million in 2007, reflecting sales growth in each of our reportable business segments and geographic markets. In particular, our sales growth was positively affected by our FoxHollow acquisition, the launch of our Axium coil during the fourth fiscal quarter 2007 and continued market penetration of the EverFlex family of stents and the Onyx Liquid Embolic System. Our net sales in 2008 included $88.8 million of net sales from our atherectomy products and $19.9 million of research collaboration revenue from our former collaboration arrangement with Merck.

Net sales of peripheral vascular products.  Net sales of our peripheral vascular products increased 55% to $269.9 million in 2008 compared to $173.8 million in 2007. This sales growth was primarily the result of our FoxHollow acquisition and increased market penetration of our EverFlex family of stents.

Net sales in our atherectomy product line increased to $88.8 million in 2008 compared to $20.9 million in 2007 as a result of a full year of atherectomy sales in 2008. Net sales in our stent product line increased 25% to $107.1 million in 2008 compared to $86.0 million in 2007. This increase was attributable to increased market penetration of our EverFlex family of stents. Net sales of our thrombectomy and embolic protection devices increased 7% to $27.8 million in 2008 compared to $26.0 million in 2007. Net sales of our procedural support and other products increased 13% to $46.2 million in 2008 compared to $40.9 million in 2007 largely due to increased market penetration of Invatec’s PTA balloon catheters in the United States.

Net sales of neurovascular products.  Net sales of our neurovascular products increased 27% to $132.3 million in 2008 compared to $104.4 million in 2007 as a result of increased penetration of new and existing products and sales growth in virtually all of our neurovascular access and delivery products. Net sales of our embolic products increased 33% to $74.7 million in 2008 compared to $56.0 million in 2007 primarily due to the launch of the Axium coil and increased market penetration of the Onyx Liquid Embolic System, partially offset by sales declines in older generation products. Net sales of our neuro access and delivery products increased 19% to $57.6 million in 2008 compared to $48.4 million in 2007 largely as a result of volume increases across virtually all neuro access and delivery product lines.

Research collaboration (revenue).  Research collaboration revenue was $19.9 million in 2008 compared to $6.0 million in 2007. Merck terminated the collaboration and license agreement with us effective July 22, 2008 and agreed upon certain activities for an orderly wind-down. Under the agreement Merck reimbursed us for costs directly associated with the wind-down, plus an agreed upon markup. We recorded revenues associated with the wind-down activities as services were performed. For additional discussion, see Note 2 to our consolidated financial statements included elsewhere in this report.

Net sales by geography.  Net sales in the United States increased 55% to $275.4 million in 2008 compared to $177.2 million in 2007 and was driven mainly by the acquisition of FoxHollow, increased market penetration of our EverFlex family of stents, and the launch of the Axium coil. International net sales increased 37% to $146.7 million in 2008 compared to $107.0 million in 2007 and represented 35% and 38% of our total net sales during 2008 and 2007, respectively. International growth was primarily due to the launch of the Axium coil, further market penetration of the EverFlex family of stents and the Onyx Liquid Embolic System, and the continued penetration of our atherectomy products into international markets. Our international net sales in 2008 included a favorable foreign currency exchange rate impact of approximately $5.0 million compared to a favorable impact of $6.0 million in 2007, principally resulting from the relationship of the U.S. dollar to the Euro.

Product cost of goods sold.  As a percentage of product sales, product cost of goods sold was 34% of product sales in 2008 compared to 36% in 2007. In our peripheral vascular segment, product cost of goods sold as a percentage of product sales decreased to 38% in 2008 compared to 42% in 2007 primarily attributable to manufacturing efficiencies and increased sales volumes, partially offset by costs associated with the consolidation of our Redwood City manufacturing operations into our Irvine and Plymouth facilities. In our neurovascular segment, product cost of goods sold as a percentage of product sales was 26% in 2008 and 2007 and was attributable to manufacturing efficiencies and increased sales volumes, partially offset by additional excess and obsolete inventory reserves related to our planned product transitions to next generation devices.

Research collaboration (expense).  Research collaboration expense incurred as a result of our former collaboration with Merck was $6.1 million for 2008.

Sales, general and administrative.  Sales, general and administrative expenses increased 19% to $232.0 million in 2008 compared to $195.3 million in 2007 primarily as a result of the acquisition of FoxHollow. Included in the increase were higher personnel costs of $30.8 million due to increases in overall staffing levels including the consolidated sales force as a result of our acquisition of FoxHollow, an increase of $7.1 million of additional marketing and selling costs, and a $3.6 million increase in non-cash stock-based compensation costs, offset by a decrease of $5.8 million in legal and litigation fees due to settlement of The Regents of the University of California and Boston Scientific Corporation litigation in the third fiscal quarter 2007. Although sales, general and administrative expenses increased in absolute dollars, as a percentage of net sales, sales, general and administrative expenses decreased to 55% of net sales in 2008 compared to 69% of net sales in 2007 as a result of cost synergies implemented in the fourth fiscal quarter 2007 and throughout 2008 and increased net sales.

Research and development.  Research and development expense increased to $48.8 million in 2008 compared to $48.4 million in 2007. As a percentage of net sales, research and development expense decreased to 12% of net sales in 2008 compared to 17% of net sales in 2007 primarily as a result of increased net sales and cost saving efforts.

Amortization of intangible assets.  Amortization of intangible assets increased 53% to $31.1 million in 2008 compared to $20.3 million in 2007 primarily as a result of the amortization of intangible assets purchased in connection with our acquisition of FoxHollow. See Note 9 to our consolidated financial statements contained elsewhere in this report.

Goodwill and other intangible asset impairment.  Goodwill and other intangible asset impairment was $299.3 million in 2008. During the fourth fiscal quarter 2008, we recorded $288.8 million in non-cash, asset impairment charges in our peripheral vascular segment to reduce the carrying values of goodwill and other intangible assets to their estimated fair values. The impairment charges were driven primarily by the substantial disruption in the general credit and equity markets and in particular the decline in our stock price and market capitalization and certain product discontinuations during our fourth fiscal quarter 2008. Additionally, during the second fiscal quarter 2008, as a result of the termination of our research collaboration with Merck, we recorded a non-cash asset impairment charge of $10.5 million to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow. See Note 10 to our consolidated financial statements contained elsewhere in this report.

Acquired in-process research and development.  During the fourth fiscal quarter 2007, we recorded $70.7 million in acquired in-process research and development projects that had not yet reached technological feasibility and had no future alternative use in connection with the FoxHollow acquisition. For further discussion, see Note 4 to our consolidated financial statements included elsewhere in this report.

Special charges.  We recorded special charges of $19.1 million in the third fiscal quarter 2007 as a result of us entering into agreements in principle to settle certain patent infringement and other litigation with The Regents of the University of California and Boston Scientific Corporation. The $19.1 million special charges consisted of amounts paid by us to the parties and our legal fees and expenses associated with the litigation.

Realized and unrealized loss (gain) on investments, net.  During 2008, we recorded a net realized gain related to various investments including other than temporary impairments. The net realized gain is included in realized and unrealized loss (gain) on investments, net in the other (income) expense section of our statements of operations.

Interest income, net.  Interest income, net was $223,000 in 2008 compared to $1.9 million in 2007. This decrease was due primarily to lower average cash balances and decreased interest rates in 2008 compared to 2007. Interest income for 2008 was $1.4 million and interest expense was $1.1 million. Interest income for 2007 was $3.3 million and interest expense was $1.4 million.

Other expense (income), net.  Other expense (income), net was an expense of $2.4 million in 2008 compared to income of $2.9 million in 2007. The other expense (income), net in 2008 and 2007 was primarily due to foreign currency exchange rate gains and losses. The stronger U.S. dollar compared to the Euro negatively impacted our Euro designated accounts receivable in 2008.

Income tax expense.  We incurred modest levels of income tax expense in 2008 related to certain of our European sales offices and U.S. state jurisdictions. In 2007, we incurred modest levels of income tax expense related to certain of our European sales offices. We did not record a provision for U.S. income taxes in 2007 due to our history of operating losses.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Net sales.  Net sales increased 40% to $284.2 million in 2007 compared to $202.4 million in 2006, reflecting sales growth in each of our reportable business segments and geographic markets. In particular, our sales growth was positively affected by an increase in sales of our EverFlex family of stents and neurovascular products, increased market penetration of products introduced during the past two years and our acquisition of

FoxHollow. Our net sales in 2007 included $20.9 million of net sales from FoxHollow products and $6.0 million of research collaboration revenue from our former collaboration arrangement with Merck during fourth fiscal quarter 2007.

Net sales of peripheral vascular products.  Net sales of our peripheral vascular products increased 43% to $173.8 million in 2007 compared to $121.1 million in 2006, primarily due to increased market penetration of our EverFlex family of stents and sales of atherectomy products as a result of our acquisition of FoxHollow. Net sales in our atherectomy product line were $20.9 million in 2007. Net sales in our stent product line increased 34% to $86.0 million in 2007 compared to $64.1 million in 2006. This growth was attributable to increased market penetration of our EverFlex family of stents and our Protégé RX Carotid Stents, partially offset by sales declines in older generation products. Net sales of our thrombectomy and embolic protection devices increased 20% to $26.0 million in 2007 compared to $21.6 million in 2006 largely due to increased market penetration of our SpiderFX Embolic Protection Device, partially offset by sales declines in older generation products. Net sales of our procedural support and other products increased 15% to $40.9 million in 2007 compared to $35.4 million in 2006 largely due to increased market penetration of Invatec’s PTA balloon catheters in the United States.

Net sales of neurovascular products.  Net sales of our neurovascular products increased 28% to $104.4 million in 2007 compared to $81.3 million in 2006, primarily as a result of increased penetration of existing products and sales growth in virtually all of our neurovascular access and delivery products. Sales of our embolic products increased 44% to $56.0 million in 2007 compared to $39.0 million in 2006 primarily due to the introduction of our Onyx Liquid Embolic System and our Axium coil in 2007. Sales of our neuro access and delivery products increased 14% to $48.4 million in 2007 compared to $42.3 million in 2006 largely as a result of volume increases across virtually all neurovascular product lines.

Research collaboration (revenue).  Research collaboration revenue from our former collaboration with Merck was $6.0 million in 2007.

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

Product cost of goods sold.  As a percentage of product net sales, product cost of goods sold represented 36% of our product sales in 2007 compared to 35% in 2006. In our peripheral vascular segment, product cost of goods sold as a percentage of product sales decreased to 42% in 2007 compared to 43% in 2006 primarily attributable to increased sales volumes, partially offset by the commencement of royalty payments in 2007 on certain of our nitinol products, the write-up of FoxHollow inventory as required under purchase accounting which increased product cost of goods sold by $1.8 million when the inventory was sold in the fourth fiscal quarter 2007, and adjustments in our excess and obsolete inventory reserves for the planned discontinuance of the Primus balloon expandable stent and the Sailor .035 balloon due to our strategic marketing focus on new product introductions. In our neurovascular segment, cost of goods sold as a percentage of product sales increased to 26% in 2007 compared to 24% in 2006 primarily attributable to the commencement of royalty payments in 2007 on certain of our nitinol products, partially offset by increased sales volumes and cost savings programs.

Research collaboration (expense).  Research collaboration expense incurred as a result of our former collaboration with Merck was $1.1 million for 2007.

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

Amortization of intangible assets.  Amortization of intangible assets increased 18% to $20.3 million in 2007 compared to $17.2 million in 2006. The increase was primarily the result of the amortization of intangible assets purchased in connection with our acquisition of FoxHollow and the amortization of our former Invatec distribution rights which we received in February 2007, slightly offset by certain intangible assets becoming fully amortized in 2007. For additional discussion of the amortization of intangible assets purchased in connection with our acquisition of FoxHollow, see Note 4 to our consolidated financial statements included elsewhere in this report.

Acquired in-process research and development.  During fourth fiscal quarter 2007, we recorded $70.7 million in acquired in-process research and development projects that had not yet reached technological feasibility and had no future alternative use in connection with the FoxHollow acquisition. The most significant acquired research and development projects were the Next Generation SilverHawk project and RockHawk project which represented 92% of the acquired research and development projects.

We attributed approximately $51.2 million of fair value to the Next Generation SilverHawk project. The is a minimally invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. The Next Generation SilverHawk is designed to improve the procedure time, cutting efficiency and ease of use in the existing SilverHawk Plaque Excision System. We expect to incur approximately $1.9 million to bring the Next Generation SilverHawk device to commercial viability. We estimate that we will realize cash flows from the Next Generation SilverHawk device during the second half of 2009.

We attributed approximately $13.7 million of fair value to the RockHawk project. The RockHawk is designed to treat calcified lesions with a stronger blade. In February 2008, we received approval of the RockHawk device for surgical use in the United States. We are currently working with the FDA on a clinical trial design and Investigational Device Exemption submission for approval of the RockHawk device for endovascular use. For further discussion, see Note 4 to our consolidated financial statements included elsewhere in this report.

Special charges.  We recorded special charges of $19.1 million in the third fiscal quarter 2007 as a result of us entering into agreements in principle to settle certain patent infringement and other litigation with The Regents of the University of California and Boston Scientific Corporation. The $19.1 million special charges consisted of amounts paid by us to the parties and our legal fees and expenses associated with the litigation.

(Gain) loss on sale of investments, net.  (Gain) loss on sale of investments, net was a loss of $116,000 in 2007 compared to a gain of $1.1 million in 2006. In 2006, we received a final $910,000 milestone payment related to the 2002 sale of our investment in Enteric Medical Technologies, Inc. and a $153,000 milestone payment related to the 2005 sale of Genyx Medical, Inc.

Interest income, net.  Interest income, net was $1.9 million in 2007 compared to $1.7 million in 2006. This increase was attributable to increased interest earned on higher average cash and short-term investment balances primarily a result of cash acquired in our acquisition of FoxHollow and net proceeds received from our secondary public offering in April 2007, partially offset by increased levels of interest charges incurred on our outstanding borrowings under our equipment financing. Interest income for 2007 was $3.3 million and interest expense was $1.4 million. Interest income for 2006 was $2.5 million and interest expense was $774,000.

Other expense (income), net.  Other expense (income), net was income of $2.9 million in 2007 compared to income of $2.1 million in 2006. The other expense (income), net in 2007 and 2006 was primarily due to foreign currency exchange rate gains and losses.

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

We have experienced and expect to continue to experience meaningful variability in our net sales and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things, the number and mix of products sold in the quarter; the demand for, and pricing of, our products and the products of our competitors; the timing of or failure to obtain regulatory approvals for products; costs, benefits and timing of new product introductions; increased competition; the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; changes in average selling prices; the availability and cost of components and materials; fluctuations in foreign currency exchange rates; and restructuring, impairment and other special charges.

Liquidity and Capital Resources

The following table highlights several items from our consolidated balance sheet:

	As of December 31,
Balance Sheet Data	2008	2007
	(Dollars in thousands)

Cash and cash equivalents	$59,652	$81,060
Short-term investments	—	9,744
Total current assets	187,123	228,370
Total assets	720,664	1,087,106
Total current liabilities	67,448	119,159
Total liabilities	80,123	128,625
Total stockholders’ equity	640,541	958,481

Working Capital

Cash, cash equivalents and short-term investments.  Our cash, cash equivalents and short-term investments available to fund our current operations were $59.7 million and $90.8 million at December 31, 2008 and 2007, respectively. We expect to generate cash from operations in 2009, although no assurance can be provided that we will do so, especially if we incur significant unanticipated costs or do not achieve our anticipated net sales during 2009. We believe our cash, cash equivalents, short-term investments, anticipated cash from operations and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.

Letters of credit and restricted cash.  As of December 31, 2008, we had outstanding commitments of $4.1 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.

Financing history.  We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $199.4 million and non-cash asset impairment charges of goodwill and other intangible assets of $299.3 million, have resulted in an accumulated deficit of $1.1 billion as of December 31, 2008.

Historically, our liquidity needs have been met through a series of preferred investments, demand notes payable issued to two of our principal stockholders, our June 2005 initial public offering, our April 2007 secondary public offering and our bank financing with Silicon Valley Bank. In April 2007, we completed a secondary public offering of our common stock in which we sold 2,500,000 shares of our common stock at $19.00 per share, resulting in net proceeds to us of approximately $44.5 million. In October 2007, we completed our acquisition of FoxHollow, which at the time had $166.9 million in cash, cash equivalents and short-term investments. We used $99.3 million to pay FoxHollow stockholders the cash portion of the merger consideration. For additional discussion, see Note 5 to our consolidated financial statements included elsewhere in this report. Most recently, during both our third and fourth fiscal quarters 2008, we generated cash from operations.

Credit facility.  Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., which we collectively refer to as the “borrowers,” are parties to a loan and security agreement, with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit expires on June 25, 2010 and the term loan matures on June 23, 2012. Pursuant to the terms of the loan agreement and subject to specified reserves, we may borrow under the revolving line of credit up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against eligible accounts receivable or $10.0 million. As of December 31, 2008 we had $9.0 million outstanding under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $3.4 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit to approximately $46.6 million.

Borrowings under the revolving line of credit bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. Silicon Valley Bank’s prime rate at December 31, 2008 was 4.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears. Principal amounts outstanding under the term loan are payable in 48 consecutive equal monthly installments on the last day of each month.

Both the revolving line of credit and term loan are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries which are not borrowers. The loan agreement requires ev3 Inc. to maintain on a consolidated basis a minimum adjusted quick ratio of at least 0.75 to 1.00 measured as of the last day of each month, and to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for certain non-cash items, of at least $2.5 million for the fiscal quarters ending December 31, 2008 and March 30, 2009, at least $5.0 million for the fiscal quarter ending June 29, 2009, at least $7.5 million for the fiscal quarter ending September 28, 2009, and at least $10.0 million for the fiscal quarter ending December 31, 2009 and each fiscal quarter thereafter, each measured as of the last calendar day of each such fiscal quarter.

The loan agreement also imposes certain limitations on the borrowers, their subsidiaries and us, including without limitation, limitations on their ability to: (1) transfer all or any part of their business or properties; (2) permit or suffer a change in control; (3) merge or consolidate, or acquire any entity; (4) engage in any material new line of business; (5) incur additional indebtedness or liens with respect to any of their properties; (6) pay dividends or make any other distribution on or purchase of, any of their capital stock; (7) make investments in other companies; or (8) engage in related party transactions, subject in each case to certain exceptions and limitations. The loan agreement requires us to maintain certain operating and investment accounts with Silicon Valley Bank or its affiliates. The borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line.

The loan agreement contains customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement may be accelerated. We were in compliance with the covenants at December 31, 2008 and expect to remain in compliance for the foreseeable future.

Cash Flows

Operating activities.  Net cash used in operations was $13.9 million in 2008 compared to $49.2 million in 2007 and $46.9 million in 2006, reflecting primarily our net loss and increased working capital requirements. In 2008, our net loss included approximately $299.3 million of non-cash asset impairment charges of goodwill and other intangible assets and $57.8 million of non-cash charges for depreciation and amortization and stock-based compensation expense. We generated operating cash during 2008 as a result of reduced inventory levels and cost containment measures to reduce operating expenses. In 2007, our net loss included approximately $110.6 million of non-cash charges for depreciation and amortization, acquired in-process research and development and stock-based compensation expense. In 2006, our net loss included approximately $31.8 million of non-cash charges for depreciation and amortization, acquired in-process research and development and stock-based compensation expense.

Investing activities.  Net cash used in investing activities was $9.6 million in 2008 compared to net cash provided by investing activities of $51.9 million in 2007 and net cash used in investing activities of $16.0 million in 2006. During 2008, we purchased property and equipment totaling $10.9 million, made an earnout payment of $7.5 million to the former shareholders of Dendron, and purchased patents and licenses totaling $2.7 million. In 2008, we received $9.7 million in proceeds from the sale of short-term investments and $1.2 million in proceeds from the sale of assets. During 2007, we acquired $166.9 million in cash as a result of our acquisition of FoxHollow and used $99.3 million of it to pay the cash portion of the merger consideration to FoxHollow’s stockholders. During 2007, we purchased $13.8 million of property and equipment, $6.5 million of distribution rights related to our former agreement with Invatec and $3.3 million of patents and licenses. During 2007, we received $6.9 million in proceeds from the sale of short-term investments and $2.0 million from the sale of assets. During 2006, we purchased $12.0 million of property and equipment, $6.8 million of short-term investments and $3.5 million of patents and licenses. These cash payments were partially offset by $4.1 million in proceeds from the sale of short-term investments and $1.1 million in proceeds from the sale of investments in 2006. Historically, our capital expenditures have consisted of purchases of manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment and to incur approximately $14 million in capital expenditures during 2009.

Financing activities.  Net cash provided by financing activities was $1.6 million in 2008 compared to $54.0 million in 2007 and $16.9 million in 2006. During 2008, we received $10.0 million in borrowings under our amended term loan with Silicon Valley Bank, $1.9 million in proceeds from our employee stock purchase plan and $1.3 million in proceeds from stock option exercises, partially offset by $11.0 million in payments under our Silicon Valley Bank equipment financing. During 2007, we received $44.5 million in proceeds from the issuance of our common stock in our secondary public offering, $6.7 million in proceeds from stock option exercises and $5.0 million in borrowings under our equipment term loan with Silicon Valley Bank, partially offset by $2.5 million in payments under our equipment financing line with Silicon Valley Bank. During 2006, we received $9.9 million in proceeds from stock option exercises and $7.5 million in borrowings under our equipment financing line with Silicon Valley Bank.

Contractual Cash Obligations

At December 31, 2008, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years	Other
	(dollars in thousand)

Notes payable	$9,707	$2,856	$5,370	$1,481	$—	$—
Operating leases(1)	22,823	6,685	7,797	3,316	5,025	—
FASB Interpretation 48 income tax obligations, including interest and penalties(2)	1,023	214	—	—	—	809

Total	$33,553	$9,755	$13,167	$4,797	$5,025	$809

(1)	The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain office space, warehouse space, computers and vehicles. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2008. These future payments are subject to foreign currency exchange rate risk. In accordance with U.S. generally accepted accounting principles, or GAAP, our operating leases are not recognized on our consolidated balance sheet.

(2)	The FASB Interpretation 48 income tax obligations of $809,000 included in the “other” column in the table above represent an amount of potential tax liabilities that we are uncertain as to if or when such amounts may be settled.

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

Other Liquidity Information

The acquisition agreement relating to our purchase of Appriva Medical, Inc. requires us to make additional payments of up to an aggregate of $175.0 million to the sellers of the business if certain milestones related to regulatory steps in the product commercialization process are achieved during the period of 2003 to 2009. We believe the first milestone was not achieved by the January 1, 2005 milestone date and that the first milestone was not payable. In September 2005, we announced that we had decided to discontinue the development and commercialization of the technology we acquired in the Appriva transaction. We are currently involved in litigation regarding this agreement as described in more detail in Note 19 to our consolidated financial statements included elsewhere in this report.

The stock purchase agreement relating to our purchase of Dendron GmbH required us to make additional payments of up to $15.0 million to the sellers of the business if Dendron products achieved certain revenue targets between 2003 and 2008. A final payment of $7.5 million was earned and accrued in 2007 and paid in 2008.

Pursuant to the acquisition agreement relating to FoxHollow’s purchase of Kerberos Proximal Solutions, Inc., FoxHollow agreed to pay certain earnout payments up to an aggregate of $117.0 million upon the achievement of contractually defined net sales milestones. In August 2007, FoxHollow received a letter from counsel for the shareholder representatives of Kerberos alleging that FoxHollow has not used commercially reasonable efforts to market, promote, sell and distribute Kerberos’ Rinspirator products, as required under the agreement. We discontinued the sale of the Rinspirator products in January 2009. There can be no assurance that the stockholder representatives of Kerberos will not commence litigation on the alleged claims.

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

Credit Risk

At December 31, 2008, our accounts receivable balance was $72.8 million, compared to $66.2 million at December 31, 2007. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of December 31, 2008, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce our cash flow from operations. We have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related financial information are based on the application of generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Our most significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this report. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

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

We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recognized in our consolidated financial statements for all periods presented. Management has discussed the development, selection and disclosure of our critical financial estimates with the audit committee and our board of directors. The judgments about those financial estimates are based on information available as of the date of our consolidated financial statements. Our critical financial policies and estimates are described below:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which requires that four basic criteria must be met before sales can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and (4) collectibility is reasonably assured. These criteria are met at the time of shipment when risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. Sales from consignment arrangements are recognized upon written notification that the product has been used by the customer indicating that a sale is complete. Our terms of sale for regular sales are typically FOB shipping point, net 30 days. Regular sales include orders from customers for replacement of customer stock, replenishment of consignment product used by customers, orders for a scheduled case/surgery and stocking orders. We may agree to extended payment terms for certain international distributors based upon their payment history, financial condition and other general financial factors.

We allow customers to return defective or damaged products for credit. Our estimate for sales returns is based upon contractual commitments and historical return experience which we analyze by geography and is recorded as a reduction of sales for the period in which the related sales occurred. Historically, our return experience has been low with return rates of less than 3% of our net sales.

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

We estimate the expected term of options based upon our historical experience. We estimate expected volatility and forfeiture rates based on a combination of historical factors related to our common stock. The risk-free interest rate is determined using U.S. Treasury rates appropriate for the expected term. Dividend yield is estimated to be zero as we have never paid dividends and have no plans of doing so in the future.

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

See Note 2 and Note 16 to our consolidated financial statements for further information regarding our stock-based compensation disclosures.

Allowance for Doubtful Accounts

We maintain a large customer base that mitigates the risk of concentration with one customer. We make judgments as to our ability to collect outstanding receivables and provide allowance for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding account balances and the overall quality and age of those balances not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required. We write-off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continuous collection efforts. However, approximately 23% of our receivables outstanding as of December 31, 2008 were from foreign distributors, which carry a potentially higher degree of collection risk due to potential disruptions in the global financial markets and a potential inability for our distributors to obtain credit to continue to operate their businesses. In addition, if the overall condition of the health care industry were to deteriorate as a result of the recent financial and economic crisis or otherwise, resulting in an impairment of our customers’ ability to make payments, significant additional allowances could be required.

Our accounts receivable balance was $72.8 million and $66.2 million, net of accounts receivable allowances, comprised of both allowances for doubtful accounts and sales returns, of $8.1 million and $6.8 million at December 31, 2008 and 2007, respectively.

Excess and Obsolete Inventory

We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical turnover and assumptions about future demand for our products and market conditions which includes estimates of the impact of the introduction of new or enhanced products on existing inventory. Our industry is characterized by regular new product development, and as such, our inventory is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand also are used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold. Our reserve for excess and obsolete inventory was $10.3 million and $11.0 million at December 31, 2008 and 2007, respectively.

Valuation of Acquired In-Process Research and Development

When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by U.S. GAAP. In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates that may change over time. During 2007, we recorded an in-process research and development charge of $70.7 million related to our October 2007 acquisition of FoxHollow.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in-process research and development, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. During the fourth fiscal quarter 2008, we recognized a goodwill impairment charge of $281.9 million related to previous acquisitions in our peripheral vascular business. The impairment charge was driven primarily by the substantial disruption in the general credit and equity markets and in particular the decline in our stock price and market capitalization during our fourth fiscal quarter 2008. The decline in our stock price and market capitalization were primarily a result of the general market conditions and the associated increase in general market risk as well as changes in our future estimated cash flows which were significantly driven by the changes in the performance of our atherectomy business. We have not recognized impairment of goodwill in any other year included in our consolidated statements of operations. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recognized on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $315.7 million and $586.6 million at December 31, 2008 and 2007, respectively. See Note 10 to our consolidated financial statements for further information regarding our goodwill impairment disclosures.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from 2.5 to 10 years. We review these intangible assets for impairment during our fourth fiscal quarter or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. During the fourth fiscal quarter 2008, we recorded impairment charges of $6.9 million primarily to certain other intangible assets in our peripheral vascular business acquired in previous acquisitions due to certain product discontinuations. During the second fiscal quarter 2008, as a result of the termination of the Merck collaboration and license agreement, we recorded an asset impairment charge of $10.5 million to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow. We have not recorded an impairment of other intangible assets in any other year included in our consolidated statements of operations. Other intangible assets, net of accumulated amortization, were $185.3 million and $231.0 million at December 31, 2008 and 2007, respectively. See Note 10 to our consolidated financial statements for further information regarding our other intangible asset impairment disclosures.

The evaluation of asset impairments related to goodwill and other intangible assets, among other things, requires us to make assumptions about future cash flows over the life of the assets being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in our consolidated statements of operations.

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a full valuation allowance on our net deferred tax assets of $220.1 million and $199.0 million as of December 31, 2008 and 2007, respectively.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. As a result of this standard, we recorded a charge of $717,000 which was accounted for as an increase in the January 1, 2007 balance of accumulated deficit. For the year ended December 31, 2007, interest accrued was $32,000, which was net of federal and state tax benefits, and total unrecognized tax benefits net of deferred federal and state tax benefits was $733,000. For the year ended December 31, 2008, net interest accrued was $38,000 and total unrecognized tax benefits net of deferred federal and state income tax benefits were $682,000. The unrecognized tax benefits net of deferred federal and state tax benefits for 2007 and 2008 would impact the effective tax rates.

Recently Issued Accounting Pronouncements

On January 1, 2008, we adopted the required provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. See Note 4 for further discussion of the impact the adoption of SFAS 157 had on our results of operations and financial condition in 2008. The implementation of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”)which delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We will adopt these standards at the beginning of our 2009 fiscal year. The adoption of FSP 157-2 is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued. The implementation of FSP 157-3 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2009 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, except as it relates to acquired income tax contingencies and valuation allowances, the effect of adoption on our consolidated financial statements will depend primarily on specific transactions, if any, completed after 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 was effective for us beginning in 2008. Based upon our assessment of our financial assets and liabilities, we did not elect to implement the provisions of SFAS 159.

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

Interest Rate Risk

Borrowings under our revolving line of credit with Silicon Valley Bank bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of December 31, 2008, we had no borrowings under our revolving line of credit and had $9.0 million in borrowings under the term loan. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $45,000 on an annual basis.

At December 31, 2008, our cash, cash equivalents and short-term investments were $59.7 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $75,000 on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Approximately 24% and 27% of our net sales were denominated in foreign currencies in 2008 and 2007, respectively. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and when we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

Approximately 76% of our net sales denominated in foreign currencies in 2008 and 2007 were derived from European Union countries and were denominated in the Euro. Our principal foreign currency exchange rate risks exist between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other expense (income), net in our consolidated financial statements. We recorded a $2.4 million foreign currency exchange rate transaction loss in 2008 and a $2.9 million foreign currency exchange rate transaction gain in 2007, primarily related to the translation of our foreign denominated net receivables into U.S. dollars. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. During fourth fiscal quarter 2008, however, we entered into a forward exchange contract to hedge our exposure to foreign currency exchange rate fluctuations associated with our Euro denominated accounts receivable. The forward contract was settled prior to the end of the fourth fiscal quarter 2008 and there were no outstanding forward exchange contracts as of December 31, 2008. We may consider hedging our exposure to foreign currency exchange rates in the future. At December 31, 2008, we had Euro denominated accounts receivable and cash of approximately $27.3 million and $2.5 million, respectively. A 10% increase in the foreign currency exchange rate between the U.S. dollar and the Euro as a result of the weakening dollar would have the effect of approximately a $3.0 million foreign currency transaction gain. A 10% decrease in the foreign currency exchange rate between the U.S. dollar and the Euro as a result of the strengthening dollar would have the effect of approximately a $30 million foreign currency transaction loss.

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

ev3’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ev3; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ev3 are being made only in accordance with authorizations of management and directors of ev3; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of ev3’s assets that could have a material effect on the financial statements.

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

With our participation, management evaluated the effectiveness of ev3’s internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that ev3’s internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, ev3’s independent registered public accounting firm, audited the effectiveness of ev3’s internal control over financial reporting as of December 31, 2008 and, based on that audit, issued the report which is included elsewhere in this report.

/s/ Robert J. Palmisano	/s/ Shawn McCormick

Robert J. Palmisano	Shawn McCormick
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 27, 2009

Further discussion of our internal controls and procedures is included in Item 9A of this report, under the heading “Part II. Item 9A. Controls and Procedures.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ev3 Inc.

We have audited ev3 Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ev3 Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on ev3 Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, ev3 Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ev3 Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of ev3 Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ev3 Inc.

We have audited the accompanying consolidated balance sheets of ev3 Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ev3 Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ev3 Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2009

ev3 Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$59,652	$81,060
Short-term investments	—	9,744
Accounts receivable, less allowance of $8,098 and $6,783 respectively	72,814	66,170
Inventories	47,687	64,044
Prepaid expenses and other assets	6,005	6,371
Other receivables	965	981

Total current assets	187,123	228,370
Restricted cash	1,531	2,204
Property and equipment, net	30,681	37,985
Goodwill	315,654	586,648
Other intangible assets, net	185,292	231,000
Other assets	383	899

Total assets	$720,664	$1,087,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,657	$21,511
Accrued compensation and benefits	29,547	35,301
Accrued liabilities	19,744	49,429
Deferred revenue	—	9,347
Current portion of long-term debt	2,500	3,571

Total current liabilities	67,448	119,159
Long-term debt	6,458	6,429
Other long-term liabilities	6,217	3,037

Total liabilities	80,123	128,625
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 105,822,444 and 105,078,769 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,058	1,051
Additional paid in capital	1,756,832	1,739,064
Accumulated deficit	(1,116,661)	(781,039)
Accumulated other comprehensive loss	(688)	(595)

Total stockholders’ equity	640,541	958,481

Total liabilities and stockholders’ equity	$720,664	$1,087,106

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006

Sales:
Product sales	$402,233	$278,226	$202,438
Research collaboration	19,895	5,957	—

Net sales	422,128	284,183	202,438
Operating expenses:
Product cost of goods sold	136,847	99,879	71,321
Research collaboration	6,051	1,065	—
Sales, general and administrative	231,957	195,267	141,779
Research and development	48,784	48,413	26,725
Amortization of intangible assets	31,072	20,306	17,223
Goodwill and other intangible asset impairment	299,263	—	—
Loss (gain) on sale or disposal of assets, net	243	(978)	162
Acquired in-process research and development	—	70,700	1,786
Special charges	—	19,054	—

Total operating expenses	754,217	453,706	258,996
Loss from operations	(332,089)	(169,523)	(56,558)
Other (income) expense:
Realized and unrealized (gain) loss on investments, net	(487)	116	(1,063)
Interest income, net	(223)	(1,910)	(1,695)
Other expense (income), net	2,427	(2,934)	(2,117)

Loss before income taxes	(333,806)	(164,795)	(51,683)
Income tax expense	1,816	949	688

Net loss	$(335,622)	$(165,744)	$(52,371)

Net loss per common share (basic and diluted)	$(3.22)	$(2.37)	$(0.93)

Weighted average shares outstanding (basic and diluted)	104,378,828	69,909,708	56,585,025

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

					Accumulated
					Other	Total
	Common Stock			Accumulated	Comprehensive	Stockholders’
	Shares	Amount	APIC	Deficit	Income (Loss)	Equity

Balance as of January 1, 2006	49,350,647	$493	$807,032	$(562,207)	$137	$245,455
Comprehensive loss:
Net loss				(52,371)	—	(52,371)
Cumulative translation adjustment				—	(122)	(122)

Comprehensive loss						(52,493)
Compensation expense on options and restricted stock	—	—	6,760	—	—	6,760
Exercise of options	1,160,594	12	9,924	—	—	9,936
MTI acquisition	6,997,354	70	95,368	—	—	95,438
Unrestricted stock grants	28,341	—	393	—	—	393
Restricted stock grants	74,024	1	(1)	—	—	—
Shares repurchased	(16,218)	—	(255)	—	—	(255)

Balance December 31, 2006	57,594,742	$576	$919,221	$(614,578)	$15	$305,234
Comprehensive loss:
Net loss				(165,744)	—	(165,744)
Changes in unrealized (losses) gains on investments				—	(174)	(174)
Cumulative translation adjustment				—	(436)	(436)

Comprehensive loss						(166,354)
Cumulative effect of adoption of FIN 48	—	—	—	(717)	—	(717)
Common stock issued in conjunction with secondary offering	2,500,000	25	44,517	—	—	44,542
Compensation expense on equity awards and stock purchase plan	—	—	11,127	—	—	11,127
Exercise of options	664,178	7	6,719	—	—	6,726
Restricted stock grants, net of cancellations	1,176,321	12	(12)	—	—	—
Common stock issued under employee stock purchase plan	60,534	—	868	—	—	868
Shares repurchased	(33,258)	—	(507)	—	—	(507)
Common stock issued in acquisition of FoxHollow	43,118,667	431	757,131	—	—	757,562
FoxHollow stock transactions, other	(2,415)	—	—	—	—	—

Balance December 31, 2007	105,078,769	$1,051	$1,739,064	$(781,039)	$(595)	$958,481

Comprehensive loss:
Net loss				(335,622)	—	(335,622)
Changes in unrealized (losses) gains on investments				—	45	45
Cumulative translation adjustment				—	(138)	(138)

Comprehensive loss						(335,715)
Compensation expense on equity awards and stock purchase plan	—	—	15,159	—	—	15,159
Exercise of options	227,882	2	1,273	—	—	1,275
Restricted stock grants, net of cancellations	390,197	4	(4)	—	—	—
Common stock issued under employee stock purchase plan	208,605	2	1,901	—	—	1,903
Shares repurchased	(83,009)	(1)	(561)	—	—	(562)

Balance December 31, 2008	105,822,444	$1,058	$1,756,832	$(1,116,661)	$(688)	$640,541

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006

Operating activities
Net loss	$(335,622)	$(165,744)	$(52,371)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	42,595	28,726	22,878
Provision for bad debts and sales returns	2,538	2,024	728
Provision for inventory obsolescence	8,870	8,308	3,787
Acquired in-process research and development	—	70,700	1,786
(Gain) loss on sale or disposal of investments and assets, net	(244)	(978)	(901)
Stock compensation expense	15,159	11,127	7,153
Goodwill and other intangible asset impairment	299,263	—	—
Change in operating assets and liabilities, net of acquired:
Accounts receivable	(8,281)	1,340	(17,362)
Inventories	6,169	(14,524)	(12,287)
Prepaid expenses and other assets	294	2,836	(619)
Accounts payable	(6,804)	3,060	1,186
Accrued expenses and other liabilities	(28,774)	(5,408)	(890)
Deferred revenue	(9,043)	9,347	—

Net cash used in operating activities	(13,880)	(49,186)	(46,912)
Investing activities
Purchase of short-term investments	—	—	(6,750)
Proceeds from sale of short-term investments	9,744	6,900	4,050
Purchase of property and equipment	(10,875)	(13,804)	(11,983)
Purchase of patents and licenses	(2,728)	(3,270)	(3,516)
Purchase of distribution rights	—	(6,500)	—
Proceeds from sale of assets	1,244	2,035	69
Proceeds from sale of investments	—	—	1,063
Acquisitions, net of cash acquired	(7,500)	—	(70)
Payments for the acquisition of FoxHollow, net of cash acquired	(127)	65,556	—
Increase in restricted cash	646	1,007	1,116

Net cash (used in) provided by investing activities	(9,596)	51,924	(16,021)

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended December 31,
	2008	2007	2006

Financing activities
Proceeds from issuance of common stock, net	$—	$44,542	$—
Proceeds from long-term debt	10,000	5,000	7,500
Payments on long-term debt	(11,042)	(2,499)	—
Proceeds from exercise of stock options	1,275	6,726	9,936
Proceeds from employee stock purchase plan	1,903	868	—
Other	(541)	(646)	(496)

Net cash provided by financing activities	1,595	53,991	16,940

Effect of exchange rate changes on cash	473	278	454

Net (decrease) increase in cash and cash equivalents	(21,408)	57,007	(45,539)
Cash and cash equivalents, beginning of period	81,060	24,053	69,592

Cash and cash equivalents, end of period	$59,652	$81,060	$24,053

Supplemental cash flow information:
Cash paid for interest	$839	$1,400	$626
Cash paid for income taxes	$943	$610	$570
Supplemental non-cash disclosure:
Goodwill and other intangible asset impairment (see Note 10)	$299,263	$—	$—
Net assets acquired in conjunction with the acquisition of FoxHollow (see Note 5)	$—	$856,915	$—
Earn-out payment accrued	$—	$7,500	$—
Net assets acquired in conjunction with MTI step acquisition (see Note 5)	$—	$—	$95,438
Financed insurance premiums	$—	$—	$3,500

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

ev3 Inc. (“we,” “our” or “us”) is a global endovascular company focused on identifying and treating peripheral vascular disease, including in particular lower extremity arterial disease, and neurovascular disease. We develop, manufacture and market a wide range of products that include stents, atherectomy plaque excision products, thrombectomy and embolic protection devices, percutaneous transluminal angioplasty (“PTA”) balloons and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, flow directed and other micro catheters, occlusion balloon systems and neuro stents for the neurovascular market. We market our products in the United States, Europe, Canada and other countries through a direct sales force and through distributors in certain other international markets and in the United States.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On January 6, 2006, Micro Investment, LLC (“MII”), a wholly owned subsidiary of us at the time and a holding company that owned a controlling interest in Micro Therapeutics, Inc. (“MTI”), a public company at the time, merged with MTI, and MTI became a wholly owned subsidiary. Prior to our acquisition of the remaining outstanding shares of MTI that we did not already own through MII, there was a minority interest of 30% in MTI and the minority shareholders of MTI had the right to receive their proportionate share of MTI’s equity and in turn absorb a proportionate share of MTI’s losses. On October 4, 2007, we merged with FoxHollow Technologies, Inc. (“FoxHollow”) and FoxHollow became a wholly owned subsidiary (see Note 5).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

We consider highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are stated at cost, which approximates fair value.

Short-term Investments

We classify all investments with average maturities of less than one year as “available-for-sale.” Such investments are recorded at fair value and unrealized gains and losses are recorded in stockholders’ equity, as a component of other comprehensive loss, until realized. Realized gains and losses on the sale of all such securities are reported in net loss, computed using the specific identification method.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We make judgments as to our ability to collect outstanding receivables and provide an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding account balances and the overall quality and age of those balances not specifically reviewed. Outstanding receivables are considered past due based upon invoice due dates. In determining the allowance required, we analyze historical collection experience and current economic trends. If the historical data used to calculate the ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required. We write-off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continuous collection efforts.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market value, determined on a first-in, first-out basis.

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

Goodwill

We evaluate the carrying value of goodwill during the fourth fiscal quarter of each year and between annual evaluations if events occur or circumstances change that indicate that the carrying amount of goodwill may be impaired. Our management, including our chief executive officer who is our chief decision maker, report and manage our operations in two reporting units: peripheral vascular and neurovascular, based on the similarities in the products, customer base and distribution system. We assign goodwill to the reporting units based upon the purchase price allocation to the individual assets acquired and the liabilities assumed. Any excess purchase price is the amount of goodwill assigned to the reporting unit. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which the goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss, if any, is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. Fair value of the reporting unit is based on various valuation techniques, including the discounted value of estimated future cash flows.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth fiscal quarter of 2008, we concluded that goodwill associated with our peripheral vascular reporting unit was impaired as a result of the substantial decline in our stock price and our market capitalization during the fourth fiscal quarter of 2008 resulting in a $281.9 million charge to write-down the carrying value of the asset to its implied fair value which we recognized in the goodwill and other asset impairment caption in our consolidated statements of operations.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Long-lived assets such as property, equipment, and intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Where available, quoted market prices are used to determine fair value. When quoted market prices are not available, various valuation techniques, including the discounted value of estimated future cash flows, are utilized. During the fourth fiscal quarter 2008, we recorded impairment charges of $6.9 million primarily to certain other intangible assets in our peripheral vascular business acquired in previous acquisitions due to certain product discontinuations. During the second fiscal quarter 2008, as a result of the termination of the Merck collaboration and license agreement, we recorded an asset impairment charge of $10.5 million to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow. We have not recorded an impairment of other intangible assets in any other year included in our consolidated statements of operations.

Investments

We have made certain strategic investments in companies of less than 20% of their outstanding equity interests and in various stages of development. These investments were accounted for under the cost method of accounting. The valuation of investments accounted for under the cost method is based on all available financial information related to the investee, including valuations based on recent third party equity investments in the investee. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. All investments are reviewed for changes in circumstances or occurrence of events that suggest our investment may not be recoverable.

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

In conjunction with our acquisition of FoxHollow on October 4, 2007, we assumed all rights and obligations associated with an Amended and Restated Collaboration and License Agreement (“Collaboration

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and License Agreement”) with Merck & Co., Inc. (“Merck”), which was terminated by Merck effective July 22, 2008. Under the former Collaboration and License Agreement, we were obligated to grant Merck certain exclusive rights and to perform certain research activities under Merck’s direction, including removal of atherosclerotic plaque from patient arteries for analysis, conduct clinical trials and drug profiling by Merck. The revenue streams for the Collaboration and License Agreement included a minimum of $60.0 million in aggregate for collaboration for three years beginning November 2006 and a total of $40.0 million in license/exclusivity payments for four years beginning on the same date. Both the collaboration and license components were accounted for as a single unit of accounting under Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”) on revenue recognition. The revenue was being recognized on a straight-line basis over the four-year term of the license/exclusivity portion of the Collaboration and License Agreement until the termination at which time the remaining amount of deferred revenue was recognized. As of December 31, 2008 and 2007 we had $0 and $9.3 million, respectively, recorded as deferred revenue on our consolidated financial statements.

During the third and fourth fiscal quarters of 2008, we recognized revenue related to our arrangement with Merck to accomplish an orderly wind-down of our research and collaboration activities. We concluded that our arrangement regarding wind-down activities was separate from our former Collaboration and License Agreement with Merck as the substance, manner and terms of the arrangement substantially differed from the original agreement. Pursuant to the arrangement, Merck agreed to reimburse us for costs incurred subject to a mark-up. Under the new arrangement we recognized revenue using the proportional performance method and recognized revenue as services were performed.

During fiscal year 2008, we recognized $19.9 million in research collaboration revenue. Of this amount, $2.8 million was a result of our arrangement to accomplish an orderly wind-down of our research collaboration activities. As of December 31, 2008, we have completed all services under the our former Collaboration and License Agreement and arrangement regarding wind-down activities with Merck.

Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials and components and excludes the amortization of intangible assets.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred and recorded as a component of sales, general and administrative expense in the consolidated statements of operations. Shipping and handling amounts, if any, billed to customers are included in net product sales.

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

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Special Charges

During the third quarter 2007, we recorded $19.1 million as a result of the settlement of the Global Coil Patent Litigation with The Regents of the University of California and Boston Scientific Corporation.

Foreign Currency Translation

The local currency is generally designated as the functional currency for our international operations. Accordingly, assets and liabilities are translated from the local currency into U.S. Dollars at period-end exchange rates and currency translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income. Revenues and expenses are translated at weighted average exchange rates prevailing during the year. Gains and losses on foreign currency transactions are included in “other expense (income)” in the consolidated statements of operations. Foreign currency transactions resulted in a transaction loss of $2.4 million for the year ended December 31, 2008 and transaction gains of $2.9 million and $2.1 million for the years ended December 31, 2007 and December 31, 2006, respectively.

Income Taxes

We account for income taxes under the liability method pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. As a result of adopting this standard, we recorded a charge of $717,000, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.

Loss per Share

Basic loss per share is computed based on the weighted average number of common shares outstanding. Diluted loss per share is computed based on the weighted average number of common shares outstanding adjusted, to the extent dilutive, by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares we could have repurchased with the proceeds from the potentially dilutive shares. Potentially dilutive shares include share options and other share-based awards granted under share-based compensation plans. For the years ended December 31, 2008, 2007 and 2006, all potential common shares were anti-dilutive. Accordingly, diluted loss per share is equivalent to basic loss per share.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

Comprehensive loss consists of net loss, the effects of foreign currency translation and unrealized gain (loss) on available for sale investments.

Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable.

We maintain cash and cash equivalents with various major financial institutions, however we are exposed to credit risk in the event of default by these financial institutions for amounts in excess of Federal Deposit Insurance Corporation insured limits. We perform periodic evaluations of the relative credit standings of these financial institutions and attempt to limit the amount of credit exposure with any one institution by maintaining accounts at multiple institutions. Management believes that our investments in cash, cash equivalents and short-term investments are financially sound and have minimal credit risk.

We have a credit policy and perform ongoing credit evaluations of our customers. We do not generally require collateral or other security and maintain an allowance for potential credit losses. Management believes this risk is limited due to the large number and diversity of hospitals and distributors who comprise our customer base.

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. SFAS 123(R) requires companies to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost under SFAS 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period. In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. All of our options previously awarded were classified as equity instruments and continue to maintain their equity classification under SFAS 123(R).

The fair value of options are estimated at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term. Expected volatility and forfeiture rates are based on a combination of historical factors related to our common stock since our June 2005 initial public offering and the volatility rates of a set of guideline companies. The guideline companies consist of public and recently public medical technology companies. The assumed dividend yield is zero as we do not expect to declare any dividends in the foreseeable future. The expected term is based on the weighted average time between grant and employee exercise. The fair value of stock granted to employees is based upon the closing market value of our common stock on the date of grant. The key assumptions used in estimating the fair value of our stock-based compensation awards were as follows:

	Year Ended December 31,
	2008	2007	2006

Risk free interest rate	2.6%	4.4%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.8%	43.6%	49.1%
Expected option term	3.85 years	3.85 years	3.75 years

In accordance with the provisions of SFAS 123(R) and EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services,” (“EITF 96-18”) we account for non-employee equity-based awards, in which goods or services are the consideration received for the equity instruments issued, at their fair value.

The following table summarizes the stock-based compensation expense (in thousands) for employees and non-employees recognized in our consolidated statements of operations for each period:

	Year Ended December 31,
	2008	2007	2006

Product cost of goods sold	$834	$926	$630
Sales, general and administrative	12,438	8,832	5,868
Research and development	1,887	1,369	655

Total stock-based compensation charges	$15,159	$11,127	$7,153

The resignation of our former chairman, president and chief executive officer on April 6, 2008, resulted in the recognition of approximately $1.5 million of non-cash stock-based compensation in sales, general, administrative expenses which we recorded in the second quarter 2008 as a result of accelerated vesting of certain stock options and restricted stock awards and the extension of the exercise period on certain stock options.

Fiscal Year

We operate on a manufacturing calendar with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods.

New Accounting Pronouncements

On January 1, 2008, we adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and liabilities. See Note 4 for further discussion of the impact the adoption of SFAS 157 had on our results of operations and financial condition for the year ended December 31, 2008. The implementation of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We will adopt these standards at the beginning of our 2009 fiscal year. The adoption of FSP 157-2 is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”)which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued. The implementation of FSP 157-3 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (“IASB”) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2009 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, except as it relates to acquired income tax contingencies and reversals of valuation allowances related to previous acquisitions, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 was effective for us beginning in 2008. Based upon our assessment of our financial assets and liabilities, we did not elect to implement the provisions of SFAS 159.

3.	Liquidity and Capital Resources

We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $199.4 million and non-cash asset impairment charges of goodwill and other intangible assets of $299.3 million, have resulted in an accumulated deficit of $1.1 billion as of December 31, 2008. Historically, our liquidity needs have been met through a series of preferred investments, demand notes payable issued to two of our principal shareholders, our June 2005 initial public offering, our April 2007 secondary public offering and our bank financing with Silicon Valley Bank.

In April 2007, we completed a secondary public offering of our common stock in which we sold 2,500,000 shares of our common stock at $19.00 per share, resulting in net proceeds to us of approximately $44.5 million.

In October 2007, we paid $99.3 million in cash and direct acquisition costs to acquire FoxHollow. In this transaction, we acquired all of the outstanding shares of FoxHollow in exchange for 43,118,667 shares of our common stock, which represented approximately 41% of the outstanding common stock of the combined company at that time, with an estimated fair value of $725.7 million. At the effective date and as a result of the acquisition, each share of common stock of FoxHollow issued and outstanding immediately prior to the effective date of the acquisition was converted into the right to receive 1.45 shares of our common stock and $2.75 in cash. Alternatively, FoxHollow stockholders could have elected to receive either 1.62 shares of our common stock or $25.92 in cash for each share of FoxHollow common stock by making an all-stock or an all-cash election, respectively. Stock and cash elections were subject to pro-ration to preserve an overall mix of 1.45 shares of our common stock and $2.75 in cash for all of the outstanding shares of FoxHollow common stock in the aggregate.

Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., which we collectively refer to as the “borrowers,” are parties to a loan and ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security agreement with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit expires June 25, 2010 and the term loan matures on June 23, 2012. Pursuant to the terms of the agreement and subject to specified reserves, we may borrow under the revolving line of credit up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $10.0 million. As of December 31, 2008, we had $9.0 million outstanding under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $3.4 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit as of December 31, 2008 to approximately $46.6 million. Borrowings under the revolving line of credit bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. Silicon Valley Bank’s prime rate at December 31, 2008 was 4.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears. Principal amounts outstanding under the term loan are payable in 48 consecutive equal monthly installments on the last day of each month. See Note 13 for more information.

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

SFAS 157, “Fair Value Measurement,” defines the meaning of the term “fair value” and provides a consistent framework intended to reduce inconsistency and increase comparability in fair value measurements for many different types of assets or liabilities. Generally, the new framework for measuring requires fair value to be determined on the exchange price which would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 requires disclosure by each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and establishes a three-tier fair value hierarchy which prioritizes the inputs used in fair value measurements. The three-tier hierarchy for inputs used in measuring fair value is as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2008, we did not hold any short-term investments measured at fair value on a recurring basis. As of December 31, 2007, our short-term investments of $9.7 million consisted of U.S. Government securities as well as floating rate taxable municipal and corporate bonds. We had the option to put the bonds to the remarketing agent who was obligated to repurchase the bonds at par. The guaranteed put option was equivalent to a Level 2 input as the remarketing agent was required to repurchase the bonds at par and as such par represented the exit price in the principal market in which we would transact. The remarketing agent was a leading, international middle-market investment bank and institutional securities firm with demonstrated credit worthiness and as such we believed the remarketing agent would have had the ability to repurchase the bonds if and when we would have elected to exercise our put option. As of December 31, 2008, we held approximately $45.6 million in money market accounts measured at fair value on a recurring basis using Level 1 inputs. The adoption of SFAS 157 did not result in an impact to any of our financial assets or liabilities which were previously measured at fair value.

5.	Acquisitions

FoxHollow Acquisition

On October 4, 2007, we acquired FoxHollow Technologies, Inc., a medical device company that designs, develops, manufacturers and sells medical devices primarily for the treatment of peripheral artery disease. At the time of the acquisition, FoxHollow was also engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease. With the addition of FoxHollow we have created one of the leading companies focused on the treatment of peripheral and neurovascular disease. Our product portfolio now includes a broad spectrum of technologically advanced products to treat vascular disease in both the peripheral and neurovascular markets, which allows us to offer a more comprehensive and better integrated set of endovascular products to our customers.

We paid $857.0 million to acquire FoxHollow through a combination of common stock, cash and fully vested and partially vested stock options and stock awards. In the transaction, we acquired all of the outstanding shares of FoxHollow in exchange for 43,118,667 shares of our common stock, which represented approximately 41% of the outstanding common stock of the combined company at that time, with an estimated fair value of $725.7 million. At the effective date and as a result of the acquisition, each share of common stock of FoxHollow issued and outstanding immediately prior to the effective date of the acquisition was converted into the right to receive 1.45 shares of our common stock and $2.75 in cash. Alternatively, FoxHollow stockholders could have elected to receive either 1.62 shares of our common stock or $25.92 in cash for each share of FoxHollow common stock by making an all-stock or an all-cash election, respectively. Stock and cash elections were subject to pro-ration to preserve an overall mix of 1.45 shares of our common stock and $2.75 in cash for all of the outstanding shares of FoxHollow common stock in the aggregate.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the shares of our common stock issued as a result of the acquisition was $16.83 per share based on the average trading price of our common stock for the two full trading days prior to and subsequent to the date of the announcement, July 22, 2007, as required under SFAS 141 and EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” (“EITF 99-12”).

We paid $81.8 million in cash and approximately $17.7 million in direct acquisition costs, including a payment of $8.8 million to Merck. The purchase price net of cash acquired was approximately $690.0 million and cash acquired was comprised of $81.5 million of cash on hand and $85.4 million of short-term investments.

At the effective time of the acquisition, each outstanding option to purchase shares of FoxHollow common stock and other awards based on FoxHollow common stock were converted into and became respectively an option to purchase 1.618 shares of our common stock or an award based on shares of our common stock. The number of shares of our common stock exchanged for FoxHollow options and stock awards was 6,605,663 shares, with an estimated fair value of $45.9 million, of which $31.9 million related to the vested portion of the options and therefore represented additional purchase price consideration and $14.0 million related to the unvested portion of the options which will be recognized as compensation cost over the remaining service periods.

We determined the estimated fair value of the ev3 stock options and awards exchanged for FoxHollow options and awards was $6.34. We used a Black-Scholes option-pricing model to determine the fair value of the exchanged options and awards. The determination of the fair value for the exchanged options and awards requires the use of significant estimates and assumptions which include the expected life of the award, the expected stock price volatility over the expected life of the awards and the risk-free interest rate. A change in any of the estimates or assumptions used could significantly change the valuation and fair value of the options and awards. Our estimates and assumptions were based upon information that we believed to be reasonable as of the date of the acquisition. The following table presents the assumptions used to determine the fair value of the options and awards assuming no expected dividends:

Expected term (in years)	2.7
Expected volatility	45.00%
Risk-free interest rate	4.60%
Stock price on date of grant	$16.83
Weighted-average exercise price	$14.99

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no contingent payments, options or commitments specified in our merger agreement with FoxHollow.

The following table presents the purchase price (in thousands) for the acquisition:

Purchase
Price
Consideration

FoxHollow common shares converted	$725,687
Cash consideration	81,811
FoxHollow options converted	31,875

Total cash and equity	$839,373
Merck consideration	8,824
Deal costs	8,846

Total purchase price consideration	$857,043

The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements include the financial results of FoxHollow subsequent to the acquisition date of October 4, 2007.

The aggregate FoxHollow purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The following table summarizes the estimate of fair value (in thousands) of the identifiable intangible assets, goodwill and tangible assets, net of liabilities assumed, that were acquired as part of the acquisition with FoxHollow:

October 4,
2007

Intangible assets	$199,500
Acquired in-process research and development	70,700
Tangible assets acquired, net of liabilities assumed	145,854
Goodwill	440,989

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilities assumed	$857,043

The following table presents the identifiable intangible assets acquired, excluding goodwill and the weighted average amortization period in total and by major intangible asset class:

		Weighted Average
		Amortization Period
Intangible Asset Description	Fair Value Assigned	(in Years)

Developed and core technology	$138,800	12
Customer relationships	40,000	12
Merck exclusivity	13,600	3.25
Trademarks and tradenames	7,100	10

Total intangible assets acquired (excluding goodwill)	$199,500	11

The acquired in-process research and development charges were estimated using an appraisal and represented the estimated fair value of the in-process projects at the date of the acquisition. As of the date of the acquisition, the in-process projects had not yet reached technological feasibility and had no alternative use.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary basis for determining technological feasibility of these projects was obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful, or completed in a timely manner, we may not realize the financial benefits expected from these projects.

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

The most significant acquired research and development projects were the Next Generation SilverHawk project and RockHawk project which represents 92% of the acquired research and development projects. We attributed approximately $51.2 million of fair value to the Next Generation SilverHawk project. The SilverHawk Plaque Excision System is a minimally invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. The Next Generation SilverHawk is designed to improve the procedure time, cutting efficiency and ease of use in the existing SilverHawk system. We expect to incur approximately $1.9 million to bring the Next Generation SilverHawk device to commercial viability. We estimate that we will realize cash flows from the Next Generation SilverHawk device during the second half of 2009.

We attributed approximately $13.7 million of fair value to the RockHawk project. The RockHawk is designed to treat calcified lesions with a stronger blade. In February 2008, we received approval for surgical use of the RockHawk device in the United States. We are currently working with the FDA on a clinical trial design and Investigational Device Exemption submission for endovascular use. The realization of cash flows related to the RockHawk device is contingent on the timing of the FDA approval for peripheral use.

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of the acquisition based on management’s assessment or third party appraisals and included a $1.8 million inventory step-up which was fully amortized at December 31, 2007. The amortization for the inventory step-up is included in product cost of goods sold in the consolidated statements of operations for the year ended December 31, 2007 as the acquired inventory was sold subsequent to the merger.

None of the goodwill resulting from the FoxHollow acquisition is deductible for tax purposes.

Pro Forma Results of Operations

The unaudited pro forma combined consolidated statements of operations for the year ended December 31, 2007 combines the historical results of ev3 and the unaudited pro forma combined results of FoxHollow for the year ended December 31, 2007 and gives effect to the acquisition as if it occurred on January 1, 2007. Pro forma adjustments have been made related to amortization of identified intangible assets. Pro forma net earnings for 2007 include the $70.7 million IPR&D charge that was a direct result of the acquisition. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies. The above ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro forma financial results include the results of continuing operations of FoxHollow in its entirety during these periods.

The following table contains unaudited pro forma results (in thousands except per share data) for the year ended December 31, 2007, as if the acquisition had occurred at January 1, 2007:

	Year Ended
	December 31, 2007
	Reported	Pro Forma

Net revenues	$284,183	$439,893
Net loss	$(165,744)	$(202,337)
Net loss per share:
Basic and diluted	$(2.37)	$(1.98)

MTI Step Acquisition

On January 6, 2006, we completed the acquisition of the outstanding shares of MTI that we did not already own through the merger of MII with and into MTI, with MTI continuing as the surviving corporation and a wholly owned subsidiary of ev3 Inc. At that time, MTI was a publicly held Delaware corporation that developed, manufactured and marketed minimally invasive medical devices for diagnosis and treatment primarily of neurovascular diseases. As a result of the merger, each share of common stock of MTI outstanding at the effective time of the merger was automatically converted into the right to receive 0.476289 of a share of our common stock (the “Exchange Ratio”) and cash in lieu of any fractional share of our common stock. We issued approximately 7.0 million new shares of our common stock to MTI’s public stockholders in the merger. Fair value of the shares issued was measured as the average closing price per share of our common stock on the NASDAQ National Market System for the five day trading period centered around the date that the terms of the acquisition were agreed to and announced. In addition, each outstanding option to purchase shares of MTI common stock was converted into an option to purchase shares of our common stock on the same terms and conditions (including vesting) as were applicable under such MTI option. The exercise price and number of shares for which each such MTI option was (or will become) exercisable was adjusted based on the Exchange Ratio. The fair value of the replacement stock options was estimated at the closing date. The unvested portion of the replacement stock options has been recognized as compensation expense over the remaining service periods.

The investment was accounted for using the step acquisition method prescribed by Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements.”(“ARB 51”). Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired. The effects of the acquisition do not materially change our results of operations. Therefore, pro forma disclosures are not included.

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

The weighted average life of the acquired intangibles, excluding goodwill, was seven years. The acquired in-process research and development charge was estimated considering an appraisal and represents the estimated fair value of the in-process projects at the date of acquisition of the MTI shares. As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects was obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful, or completed in a timely manner, we may not realize the financial benefits expected from these projects.

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

6.	Restructuring

In conjunction with our acquisition of FoxHollow, our management began to assess and formulate a plan to restructure certain activities of FoxHollow and to terminate certain contractual agreements assumed in the acquisition. A significant portion of these costs were related to management’s plan to reduce the workforce and included costs for severance and change of control provisions provided for under certain FoxHollow employment contracts. The workforce reductions began during the fourth fiscal quarter 2007 and were completed at the end of the third fiscal quarter 2008. The unpaid portion of the workforce reductions represents salary continuance which will be paid over future periods. We finalized our restructuring costs in conjunction with our plans to consolidate our manufacturing and other operations including the closure of our facilities located in Redwood City, California, which we acquired in connection with our acquisition of FoxHollow. We have completed the relocation of the sales, manufacturing and research and development activities performed in our Redwood City, California facilities to our existing facilities located in Irvine, ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California and Plymouth, Minnesota. Total purchase price adjustments related to restructuring activities were $7.1 million for 2008. Provisions with respect to the restructuring activities of FoxHollow were recognized under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF 95-3”). For additional discussion of the purchase price allocation, see Note 5.

The following table represents a summary of activity (in thousands) associated with the FoxHollow restructuring accruals that occurred during 2008. The unpaid portions of these costs are included in accrued compensation and benefits, accrued liabilities, and other long-term liabilities for the periods presented:

	Purchase Price Adjustments (EITF 95-3)
	Balance at	Adjustments to		Balance at
	December 31,	Purchase Price		December 31,
	2007	Allocation	Amounts Paid	2008

Workforce reductions	$7,605	$848	$(7,783)	$670
Termination of contractual commitments	2,476	6,294	(1,275)	7,495

Total	$10,081	$7,142	$(9,058)	$8,165

As part of our restructuring plan, we also have incurred costs related to workforce reductions of the ev3 pre-acquisition workforce of approximately 40 employees in the fourth quarter 2007, which were accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” (“SFAS 112”)and were recognized in the fourth fiscal quarter 2007 when the amounts became probable and estimable.

The following table represents a summary of activity (in thousands) associated with the ev3 pre-acquisition workforce restructuring accruals that occurred during 2008. The unpaid portions of these costs are included in accrued compensation and benefits for the periods presented:

	Expensed (SFAS 112)
	Balance at
	December 31,	Amounts Charged to		Balance at
	2007	Expense	Amounts Paid	December 31, 2008

Workforce reductions	$999	$(120)	$(879)	$—

Total	$999	$(120)	$(879)	$—

7.	Inventories

Inventory consists of the following (in thousands):

	December 31,
	2008	2007

Raw materials	$10,472	$18,003
Work-in-progress	4,144	3,946
Finished goods	43,408	53,063

	58,024	75,012
Inventory reserve	(10,337)	(10,968)

Inventory, net	$47,687	$64,044

Consigned inventories for the years ended December 31, 2008 and 2007 was $20.9 million and $16.2 million, respectively.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007

Machinery and equipment	$29,550	$27,405
Office furniture and equipment	18,466	16,897
Leasehold improvements	14,131	14,656
Construction in progress	5,670	6,957

	67,817	65,915
Less:
Accumulated depreciation and amortization	(37,136)	(27,930)

Property and equipment, net	$30,681	$37,985

Depreciation and amortization expense for property and equipment for the years ended December 31, 2008, 2007 and 2006 was $11.5 million, $8.4 million and $5.6 million, respectively.

9.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Peripheral	Neuro-
	Vascular	vascular	Total

Balance as of January 1, 2007	$71,307	$77,754	$149,061
Contingent consideration related to acquisition milestone	—	7,500	7,500
Goodwill related to acquisition of FoxHollow	430,087	—	430,087

Balance as of December 31, 2007	501,394	85,254	586,648
Adjustments to finalize purchase accounting	10,902	—	10,902
Goodwill impairment (see Note 10)	(281,896)	—	(281,896)

Balance as of December 31, 2008	$230,400	$85,254	$315,654

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist of the following (dollars in thousands):

		December 31,
	Weighted	2008			2007
	average	Gross		Net	Gross		Net
	useful life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents and licenses	5.0	$15,413	$(6,264)	$9,149	$13,802	$(4,890)	$8,912
Developed technology	10.0	196,016	(66,312)	129,704	202,416	(50,213)	152,203
Trademarks and tradenames	9.0	12,222	(4,457)	7,765	12,222	(3,454)	8,768
Customer relationships	10.0	56,094	(17,967)	38,127	56,094	(13,094)	43,000
Distribution rights	2.5	7,966	(7,419)	547	9,274	(3,710)	5,564
Merck exclusivity	3.3	—	—	—	13,600	(1,047)	12,553

Other intangible assets		$287,711	$(102,419)	$185,292	$307,408	$(76,408)	$231,000

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight line basis. Customer relationships are amortized using both straight-line and accelerated methods that approximate the pattern of economic benefit.

Total amortization of intangible assets was $31.1 million, $20.3 million and $17.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Based on the intangible assets in service as of December 31, 2008, estimated amortization expense for the next five years ending December 31 is as follows (in thousands):

2009	$21,457
2010	19,478
2011	17,924
2012	17,811
2013	17,513

10.	Goodwill and Other Intangible Asset Impairment

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,”(“SFAS 142”) we evaluate the carrying value of our goodwill at the reporting unit level during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that indicate that the carrying amount of goodwill may be impaired. In accordance with SFAS 142, we determined we have two reporting units, neurovascular and peripheral vascular. We are required to assess goodwill for impairment at the reporting unit level using a two-step process that begins with an estimation of the fair value of our reporting units. The first step determines whether or not impairment has occurred by estimating the fair value of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. The second step measures the amount of any impairment.

We performed our annual step 1 test as of October 1, 2008 in accordance with our accounting policy. We performed our tests using our 2009 Annual Operating Plan “AOP” as well as forecasts for 2010 through 2012. The AOP and three-year forecast were based upon our strategic plan for those years which included a detailed ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue build-up by technology. The revenue AOP and forecast contemplate revenues derived from existing technology as well as future revenues attributed to in-process technologies and the associated launch, growth and decline assumptions normal for the life cycle of those technologies. In addition, we considered relevant market information, peer company data and five years of historical financial information. Finally, as part of the step 1 test, we performed a market capitalization reconciliation to ensure the resulting outputs of the test and the total enterprise fair value were consistent with those of a market participant. Based upon the step 1 test results, both our neurovascular and peripheral vascular reporting units passed the test and there was no goodwill impairment indicated.

Subsequent to our annual impairment test there was a substantial disruption in the general credit and equity markets and in particular a substantial decline in our stock price and market capitalization during our fourth quarter of 2008. The decline in our stock price and market capitalization were primarily a result of the general market conditions and the associated increase in general market risk as well as changes in our future estimated cash flows which were significantly driven by the changes in the performance of our Atherectomy business A substantial decline in market capitalization is an indicator of impairment under SFAS 142, and we were required to reassess the carrying value of our goodwill. We re-performed the step 1 test and our neurovascular reporting unit passed and there was no goodwill impairment indicated and our peripheral vascular reporting unit failed.

Consistent with SFAS 142, we performed a hypothetical SFAS 141 valuation for the peripheral vascular reporting unit to determine the fair value of goodwill. The level of impairment was determined by comparing the fair value of the goodwill to the carrying value of goodwill. In order to determine the fair value of goodwill, the fair value of the reporting unit was allocated to all of the assets and liabilities of that unit with the excess of fair value over allocated net assets representing the fair value of its goodwill. All of the data and key assumptions used to derive the fair value were consistent with those used in the step 1 testing. Based upon the results of our step 2 test, we determined that goodwill associated with our peripheral vascular business was impaired resulting in a $281.9 million charge to write-down the carrying value of the asset to its implied fair value which we recognized in the goodwill and other asset impairment caption in our consolidated statements of operations.

We used the income approach and the market approach to determine the fair value of goodwill. As part of our step 2 valuation, we identified and valued all of our recorded and unrecorded tangible and intangible assets. The most significant assumptions used in the valuation of our assets included a weighted average cost of capital (“WACC”) of 19% and a terminal value of cash flows of 2.0 times 2012 expected revenues. The estimated proportion of debt and equity financing is an important component of the WACC calculation. In our analysis, the capital structure was based on the median equity-to-capital structure for comparable companies and the proportion of debt to equity was 0% and 100%, respectively. The return on debt was based on the yield of a Baa corporate bond as of the valuation date and the return on equity was measured based on the risk free rate, the guideline company beta and risk premiums based on the Federal Reserve Statistical Release

During the fourth fiscal quarter of 2008, we made the decision to discontinue selling a developed technology acquired in our FoxHollow acquisition. Prior to our decision to discontinue selling the technology we had discussions with various third parties to ascertain whether or not the technology had any perceived market value. We concluded there was no viable interest to acquire the technology and we could not establish a market value for the asset. As a result, we impaired the remaining carrying value of the developed technology associated with our peripheral vascular business and recognized a $5.6 million intangible asset impairment charge in the goodwill and other intangible asset impairment caption on our consolidated statements of operations.

Additionally, during the fourth fiscal quarter of 2008, we assessed the distribution rights intangible asset associated with our former agreement with Invatec S.r.l. (“Invatec”) to distribute their PTA balloons. The original agreement was terminated and in February 2007, we entered into a new distribution agreement with ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Invatec that gave us non-exclusive rights to distribute Invatec’s products until December 31, 2008. Under the agreement, which expired on December 31, 2008, we are permitted to sell our remaining inventory of Invatec products through June 30, 2009. We estimated the undiscounted cash flows for the six month period following the December 31, 2008 termination date resulting in a $1.3 million intangible asset impairment charge to write-down the carrying value of the asset associated with our peripheral vascular business to its estimated fair value. We adjusted the amortization period of the asset to correspond with the period we expect to generate future cash flows. We recognized the intangible asset impairment in the goodwill and other asset impairment caption in our consolidated statements of operations.

Merck & Co., Inc. notified us that it was exercising its right to terminate the amended and restated collaboration and license agreement, dated September 26, 2006, between Merck and FoxHollow, effective July 22, 2008. As a result of the termination of the agreement, we recorded an asset impairment charge of $10.5 million during the second quarter 2008 to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow, as no further cash flows were expected to be generated from the agreement.

11.	Investments

During 2008, we recorded a net realized gain related to various investments. The net realized gain is included in realized and unrealized loss (gain) on investments, net in the other (income) expense section of our statements of operations.

12.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31
	2008	2007

Accrued professional services	$1,685	$3,016
Accrued clinical studies	2,714	1,814
Accrued litigation	286	16,054
Dendron earn-out payment	—	7,500
Tax liabilities	1,650	1,491
Accrued royalties	2,527	2,062
Deferred rent	539	2,368
Accrued other	10,343	15,124

Total accrued liabilities	$19,744	$49,429

13.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007

Equipment term loan	$8,958	$10,000
Less: current portion	(2,500)	(3,571)

Total long-term debt	$6,458	$6,429

Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. which we collectively refer to as the “borrowers,” are parties to a loan and ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security agreement with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and $10.0 million term loan. The revolving line of credit expires June 25, 2010 and the term loan matures on June 23, 2012. Pursuant to the terms of the loan agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $10.0 million. As of December 31, 2008, we had $9.0 million outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $3.4 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit as of December 31, 2008 to approximately $46.6 million.

Borrowings under the revolving line of credit bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. Silicon Valley Bank’s prime rate at December 31, 2008 was 4.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears. Principal amounts outstanding under the term loan are payable in 48 consecutive equal monthly installments on the last day of each month. We incurred $150,000 of debt issuance costs which are being amortized over the term of the revolving line of credit.

Both the revolving line of credit and term loan are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries which are not borrowers. The loan agreement requires ev3 Inc. to maintain on a consolidated basis a minimum adjusted quick ratio of at least 0.75 to 1.00, measured as of the last day of each month, and to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for certain non-cash items, of at least $2.5 million for the fiscal quarters ending December 31, 2008 and March 30, 2009, at least $5.0 million for the fiscal quarter ending June 29, 2009, at least $7.5 million for the fiscal quarter ending September 28, 2009, and at least $10.0 million for the fiscal quarter ending December 31, 2009 and each fiscal quarter thereafter, each measured as of the last calendar day of each such fiscal quarter.

The loan agreement also imposes certain limitations on the borrowers, their subsidiaries and us, including without limitation, limitations on their ability to: (i) transfer all or any part of their business or properties; (ii) permit or suffer a change in control; (iii) merge or consolidate, or acquire any entity; (iv) engage in any material new line of business; (v) incur additional indebtedness or liens with respect to any of their properties; (vi) pay dividends or make any other distribution on or purchase of any of their capital stock; (vii) make investments in other companies; or (viii) engage in related party transactions, subject in each case to certain exceptions and limitations. The loan agreement requires us to maintain certain operating and investment accounts with Silicon Valley Bank or its affiliates. The borrowers are required to pay customary fees with respect to the facility, including a fee on the average unused portion of the revolving line.

The loan agreement contains customary events of default, including the failure to make required payment, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement may be accelerated. We were in compliance with required covenants at December 31, 2008 and expect to remain in compliance for the foreseeable future.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual maturities of our long-term debt at December 31, 2008 are as follows (in thousands):

2009	$2,500
2010	2,500
2011	2,500
2012	1,458

Total	$8,958

14.  Loss (Gain) on Sale or Disposal of Assets, Net

On June 15, 2007, we entered into an intellectual property transfer agreement with Atritech, Inc. pursuant to which we sold and licensed, on a royalty-free perpetual basis, certain intellectual property relating to percutaneously delivered implants within the left atrial appendage for prevention of emboli migration out of the appendage. In exchange for the assets and license, we received $2.0 million in cash, shares of Atritech common stock representing approximately 8% of the equity of Atritech on a fully diluted basis and an unsecured, subordinated, non-interest-bearing promissory note in the principal amount of $5.6 million, the unpaid principal balance of which will become immediately due and payable only upon an initial public offering by Atritech or a sale transaction, in each case resulting in gross proceeds of less than a certain amount. During 2007, we recognized a gain of $1.0 million representing the amount of the $2.0 million cash payment received in excess of the net book value of the assets sold to Atritech. In accordance with SAB Topic 5U: “Miscellaneous Accounting — Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.” we have deferred the potential gain related to the equity and debt consideration received and the deferred gain will be recognized when it becomes realized or probable of realization.

15.  Interest Income, Net

Interest income, net for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Interest income	$(1,369)	$(3,284)	$(2,469)
Interest expense	1,146	1,374	774

Interest income, net	$(223)	$(1,910)	$(1,695)

16.	Equity-Based Compensation Plans

We have several stock-based compensation plans under which stock options and other equity-based incentive awards have been granted. Under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan, eligible employees, outside directors and consultants may be awarded options, stock grants, stock units or stock appreciation rights. The terms and conditions of an option, stock grant, stock unit or stock appreciation right (including any vesting or forfeiture conditions) are set forth in the certificate evidencing the grant. Subject to adjustment as provided in the plan, 11.3 million shares of our common stock are authorized for issuance under the plan, including 3.3 million shares that were unallocated and available for grant under stock plans assumed by ev3 in connection with our acquisition of FoxHollow and under the terms of the 2005 plan became available for issuance under the 2005 plan. As of December 31, 2008, 6.3 million shares of our common stock had been issued under the 2005 plan or were subject to outstanding awards granted under the 2005 plan and 4.2 million shares remained available for future grants.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We granted non-plan options to purchase 754,000 shares of our common stock outside of the terms of our existing stockholder-approved equity incentive plans to Robert J. Palmisano, our President and Chief Executive Officer, as an inducement grant in April 2008.

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

As of December 31, 2008, 3.9 million shares of our common stock were issuable pursuant to outstanding stock options and other awards granted under the ev3 LLC plan, MTI stock plans and FoxHollow plans.

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

A summary of option activity for all plans (dollars in thousands, except per share amounts) during the year ended December 31, 2008 is as follows:

		Weighted-Average	Aggregate
	Awarded Shares	Exercise Price Per	Intrinsic
	Outstanding	Share	Value

Balance at January 1, 2008	12,051,561	$14.68	$10,981

Granted	2,106,055	$9.06
Exercised	(227,882)	$5.60
Forfeited	(1,758,231)	$15.61
Expired	(2,423,971)	$16.83

Balance at December 31, 2008	9,747,532	$12.98	$721

Options exercisable at December 31, 2008	6,283,780	$13.48	$624

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of options issued under all plans for the years ended December 31, 2008, 2007 and 2006 was $3.37, $6.55 and $7.11, respectively.

As of December 31, 2008, the total compensation cost for nonvested options not yet recognized in our statements of operations was $11.3 million, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.76 years.

The intrinsic value of a stock option award is the amount by which the fair market value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1.1 million, $4.8 million, and $9.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.

For options outstanding and exercisable at December 31, 2008, the exercise price ranges and average remaining lives were as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	per Share	Remaining	Number	Exercise Price
Exercise Price Per Share	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share

$ 0.20 - $ 6.10	335,716	$3.95	4.8 years	234,883	$3.44
$ 6.47 - $ 8.82	2,593,728	$8.53	5.7 years	1,493,433	$8.46
$ 8.84 - $13.89	2,213,192	$11.82	6.4 years	1,207,989	$12.85
$13.90 - $16.64	2,552,637	$15.31	5.1 years	1,817,179	$15.03
$16.66 - $96.06	2,052,259	$18.43	4.3 years	1,530,296	$18.57

	9,747,532	$12.98	5.4 years	6,283,780	$13.48

A summary of restricted stock awards activity for all plans during the year ended December 31, 2008 is as follows:

	Awarded	Weighted-Average
	Shares	Grant Date
	Outstanding	Fair Value

Nonvested balance at January 1, 2008	1,292,965	$16.73
Granted	872,339	$8.72
Vested	(495,782)	$15.09
Forfeited	(427,692)	$15.51

Nonvested balance at December 31, 2008	1,241,830	$12.04

The value of these shares of restricted stock was measured at the closing market price of our common stock on the grant date. The unamortized compensation expense for these awards was $9.5 million as of December 31, 2008, which will be recognized over the remaining weighted average vesting period of approximately 2.59 years.

17.	Defined Contribution Plans

We offer substantially all of our employees the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). The general purpose of these plans is to provide employees with an incentive to make regular savings in order to provide additional financial security during retirement. The plans provide for a match of 50% of the employees’ pre-tax contribution, up to a maximum of 3% of eligible earnings. The employee is immediately vested in the matching contribution. Compensation expense related to this plan was ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.5 million, $2.4 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

18.	Income Taxes

Following is a reconciliation of the U.S. Federal statutory rate to our effective tax rate:

	For the Years Ended December 31,
	2008	2007	2006

U.S. Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Goodwill and other intangible asset impairment	29.6%	—	—
Change in valuation allowance	5.7%	20.2%	39.6%
Stock options	0.9%	—	(0.5)%
State income taxes	(0.4)%	(0.1)%	(3.0)%
Research and development	(0.3)%	—	—
Meals and entertainment	0.2%	0.3%	0.6%
Foreign income taxes	0.1%	0.6%	0.9%
Acquired in-process research and development	—%	15.1%	1.2%
Other, net	(0.3)%	(0.5)%	(2.5)%

Effective tax rate	0.5%	0.6%	1.3%

The components of our provision for income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Current:
U.S.	$222	$—	$—
Foreign	1,571	949	688

Total current	1,793	949	688
Deferred:	—	—	—

Total tax provision	$1,793	$949	$688

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had the following deferred tax assets and liabilities as of (in thousands):

	December 31,
	2008	2007

Deferred Tax Assets:
Net operating loss carryforwards	$212,443	$214,569
Capitalized research & development costs	35,878	24,477
Other reserves and accruals	11,576	12,145
Stock options	6,453	4,010
Tax credit carryforwards	5,439	4,180
Inventories	4,677	8,840
Unrealized losses on investments	3,362	3,177
Property and equipment	2,764	3,046
Other	609	1,174
Deferred revenue	—	3,593
Valuation allowance	(220,077)	(199,040)

Total deferred tax assets	$63,124	$80,171

Deferred Tax Liabilities:
Intangible assets	(63,124)	(80,171)

Net deferred tax asset (liability)	$—	$—

We have established a complete valuation allowance against our net deferred tax assets because it was determined by management at both December 31, 2008 and 2007 that it was more likely than not that such deferred tax assets would not be realized.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”)which is effective for fiscal years beginning after December 15, 2008. Subsequent to the adoption of SFAS 141R, acquired income tax contingencies and reversals of valuation allowances related to previous acquisitions will impact the income tax provision in the period of reversal.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $717,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of accumulated deficit.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$4,656
Current year acquisition	3,223
Increase for tax positions in prior years	1,648
Decrease for tax positions in prior years	(804)
Settlements	(163)
Increase for tax positions in current years	870

Gross unrecognized tax benefits at December 31, 2007	$9,430

Increase for tax positions in prior years	1,260
Decrease for tax positions in prior years	(334)
Settlements	(80)
Increase for tax positions in current years	415

Gross unrecognized tax benefits at December 31, 2008	$10,691

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $682,000 at December 31, 2008. We accrue interest and penalties related to unrecognized tax benefits and recognized the expense in our provision for income taxes. At December 31, 2008, we had accrued interest and penalties related to unrecognized tax benefits of $58,000 and $303,000, respectively.

Management believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between zero and $325,000 due to federal expiration of credit carryforwards within the 12 months subsequent to December 31, 2008.

We, or one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. With few exceptions, as a result of net operating loss carryforwards generated, we are subject to U.S. federal and state income tax examinations by tax authorities for years after 1993, and for years after 2002 in foreign jurisdictions.

At December 31, 2008, we had U.S. net operating loss carryforwards of $525.3 million (net of $35.6 million expected to expire before utilization due to the IRC Section 382 limitation) and foreign net operating loss carryforwards of $36.4 million (net of uncertain tax positions recorded pursuant to FIN 48. The general time frame of the net operating loss carryforwards expiration is as follows (in thousands):

			Carryforward
U. S.	Foreign	Total	Expiration Period

$27,945	$22,489	$50,434	2009 - 2018
121,630	22	121,652	2019 - 2022
375,772	—	375,772	2023 - 2028
—	13,867	13,867	No expiration date

$525,347	$36,378	$561,725

In addition, we currently have approximately $326.5 million in state net operating loss carryforwards. These net operating loss carryforwards will expire in varying amounts between 2009 and 2028.

We have research and experimentation credit carryforwards for federal and California purposes of approximately $3.9 million and $2.4 million, respectively (collectively net of $1.1 million expected to expire ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before utilization due to the IRC Section 382 limitation and net of uncertain tax positions recorded pursuant to FIN 48) which will expire between 2009 and 2023.

The acquisition of FoxHollow in October 2007, and the acquisitions we made during 2001 and 2002, resulted in ownership changes which limit our ability to utilize our net operating loss and credit carryforwards pursuant to IRC Section 382. Additionally, a number of our subsidiaries have more than one IRC Section 382 limitation associated with their net operating loss carryovers as a result of multiple past ownership changes. Subsequent changes in equity could further limit the utilization of our federal and state net operating loss and credit carryforwards. Such limitations could result in expiration of carryforward periods prior to utilization of the net operating loss and credit carryforwards. The net operating losses of certain subsidiaries acquired in prior years are subject to the separate return limitation year provisions of the Treasury Regulations. Net operating loss carryforwards from these acquisitions may only be used to offset future taxable income generated by these subsidiaries.

19.	Commitments and Contingencies

Operating Leases

We lease various manufacturing and office facilities and certain equipment under operating leases which include standard terms of renewal and rent escalation clauses which we account for on a straight-line basis over the term of the operating lease.

Total future non-cancelable minimum lease commitments are as follows (in thousands):

Years ending December 31:

2009	$6,685
2010	4,707
2011	3,090
2012	1,803
2013	1,513
Thereafter	5,025

$22,823

Rent expense related to non-cancelable operating leases for the years ended December 31, 2008, 2007 and 2006 was $5.7 million, $5.1 million and $4.1 million, respectively.

We recorded a lease termination reserve as part of the FoxHollow purchase price allocation. The lease termination reserve is associated with three FoxHollow leased facilities located in California which we effectively abandoned during fiscal year 2008 as part of our consolidation strategy. Future rental expense for these facilities will be offset by the amortization of the lease termination reserve. For additional discussion regarding the termination of these contractual commitments see Note 6.

Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2008. These future payments are subject to foreign currency exchange rate risk.

Letters of Credit

Letters of Credit and Restricted Cash

As of December 31, 2008, we had outstanding commitments of $4.1 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License Agreements

We have various licensing agreements with third parties for the use of certain technologies for which royalties ranging from 1.25% to 6% of net sales are required to be paid by us. We incurred costs of $10.1 million, $8.1 million and $2.9 million in connection with royalty and licensing agreements, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. The other milestones were required by their terms to be achieved by either January 1, 2008 or January 1, 2009. We believe that the milestones were not achieved by the applicable dates and that none of the milestones are payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several claims, including breach of the acquisition agreement and the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff of that action was Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. That complaint alleged specified damages in the form of the second milestone payment ($25 million), which was claimed to be due and payable, and further alleged unspecified damages for several claims, including misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. On November 26, 2008, in a consolidated proceeding, the trial court granted our motion for summary judgment on the issue of standing and dismissed both complaints without prejudice. The plaintiffs have been granted leave to file a joint amended complaint curing the standing issue. The plaintiffs have informed the court that they expect to file an amended complaint by February 27, 2009. Because this matter is in the early stages, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition, results of operations or cash flows of a future period.

In July 2006, August 2006 and February 2007, three separate shareholder class action complaints were filed against FoxHollow and two of its officers in the U.S. District Court for the Northern District of California. These cases were subsequently consolidated into a single matter. The plaintiffs are seeking to represent a class of purchasers of FoxHollow’s common stock from May 13, 2005 to January 26, 2006. The complaints generally allege that false or misleading statements were made concerning FoxHollow’s management and seek unspecified monetary damages. On May 27, 2008, the U.S. District Court dismissed this case without leave to amend the complaint and judgment was enforced that day against the plaintiffs. The plaintiffs subsequently filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on June 20,

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. Appellate briefing is ongoing, and no date for oral argument has been scheduled. Because these matters are in early stages and because of the complexity of the cases, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition, results of operations, or cash flows of a future period.

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

Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular segment contains products that are used primarily in peripheral vascular procedures by radiologists, vascular surgeons and cardiologists. Our neurovascular operating segment contains products that are used primarily by neuroradiologists, interventional neurosurgeons and neurosurgeons.

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

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain prior year assets have been reclassified to conform to the current year presentation. The following is segment information (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Net sales
Net product sales:
Peripheral vascular
Atherectomy	$88,800	$20,884	$—
Stents	107,146	86,035	64,092
Thrombectomy and embolic protection	27,779	25,998	21,606
Procedural support and other	46,204	40,858	35,406

Total peripheral vascular	269,929	173,775	121,104
Neurovascular
Embolic products	74,642	56,003	38,998
Neuro access and delivery products	57,662	48,448	42,336

Total neurovascular	132,304	104,451	81,334

Total net product sales	$402,233	$278,226	$202,438
Research collaboration:	19,895	5,957	—

Total net sales	$422,128	$284,183	$202,438

Gross profit
Peripheral vascular	$167,505	$100,693	$68,933
Neurovascular	97,881	77,654	62,184
Research collaboration	13,844	4,892	—

Total gross profit(1)	$279,230	$183,239	$131,117

Operating expense	611,319	352,762	187,675

Loss from operations	$(332,089)	$(169,523)	$(56,558)

Total assets
Peripheral vascular	$545,588	$916,077
Neurovascular	175,076	171,029

Total	$720,664	$1,087,106

(1)	Gross profit for internal measurement purposes is defined as net sales less cost of goods sold excluding amortization of intangible assets.

For the years ended December 31, 2008, 2007 and 2006, no single customer represented more than 10% of our consolidated net sales.

ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net sales and long-lived assets by geographic area for the years ended December 31 (in thousands):

	December 31,
Geographic Data	2008	2007	2006

Net Sales
United States	$275,433	$177,198	$121,180
International	146,695	106,985	81,258

Total net sales	$422,128	$284,183	$202,438

Long-lived Assets
United States	$29,603	$37,015
International	1,078	970

Total long-lived assets	$30,681	$37,985

21.	Related Party Transactions

During the second fiscal quarter 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), who collectively owned over 50% of our outstanding common stock at that time and together with Vertical Group, L.P. (“Vertical”) have two designees on our board of directors, owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. Lepu purchased peripheral vascular products from us that we have recognized as revenue totaling approximately $2.3 million and $1.5 million, for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, Lepu owed us approximately $364,000 and $306,000, respectively, that is included in accounts receivable.

During the third fiscal quarter 2007, we entered into a distribution agreement with Bacchus Vascular, Inc. (“Bacchus”), a provider of medical devices used by interventional radiologists and vascular surgeons for the minimally invasive treatment of deep vein thrombosis and other peripheral vascular disease. The six-year agreement allowed Bacchus to sell certain of our products. We also entered into an option agreement with Bacchus, which granted us a call option and Bacchus a put option to cause us to acquire Bacchus at a formula price in 2010. The call and put options were terminable by either party prior to December 31, 2009. Warburg Pincus and Vertical and certain of their affiliates, who collectively owned over 56% of our outstanding common stock at that time and who have two designees on our board of directors, owned an approximate 64% ownership interest in Bacchus and had designees on Bacchus’ board of directors at the time we entered into the agreements. During the years ended December 31, 2008 and 2007, Bacchus purchased peripheral vascular products from us totaling approximately $0 and $486,000, respectively, that we recognized as revenue and, as of December 31, 2008 and 2007, owed us approximately $0 and $182,000, respectively, that was included in accounts receivable. The distribution agreement and option agreement were both terminated effective at the end of January 2009.

As a result of our acquisition of FoxHollow, we assumed the obligations of FoxHollow under a time-sharing agreement, effective as of September 1, 2005, between FoxHollow and JBS Consulting, LLC, an entity affiliated with John B. Simpson, Ph.D., M.D., who served as our vice chairman, chief scientist and a director from October 4, 2007 through February 7, 2008, and a reimbursement agreement, also effective as of September 1, 2005, among FoxHollow, JBS Consulting and Dr. Simpson. Under the terms of the time-sharing agreement, FoxHollow leased an airplane owned by JBS Consulting and a flight crew in exchange for FoxHollow’s payment ev3 Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the aggregate incremental cost of each flight conducted at the request of FoxHollow. We terminated the time-sharing agreement and reimbursement agreement after Dr. Simpson’s resignation in February 2008.

22.	Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares. In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding.

Outstanding options of 9.7 million, 12.1 million and 5.4 million were excluded from the computation of basic and diluted net loss per common share for the years ended December 31, 2008, 2007 and 2006, respectively, as they had an antidilutive effect.

23.	Quarterly Financial Data (Unaudited)

			Cost	Net Loss				Net Loss
			of	from				Per
	Net Sales		Sales	Operations		Net Loss		Share

2008
First Fiscal Quarter	$101,257		$33,618	$(12,158)		$(9,770)		$(0.09)
Second Fiscal Quarter	107,717		36,189	(26,862	)(1)	(27,422	)(1)	(0.26)
Third Fiscal Quarter	107,029		38,282	(4,608)		(7,310)		(0.07)
Fourth Fiscal Quarter	106,125		34,809	(288,461	)(2)	(291,120	)(2)	(2.78)
2007
First Fiscal Quarter	$61,499		$20,457	$(9,644)		$(9,494)		$(0.17)
Second Fiscal Quarter	65,396		22,362	(12,031)		(11,871)		(0.20)
Third Fiscal Quarter	65,060		23,097	(38,233	)(3)	(36,512	)(3)	(0.60)
Fourth Fiscal Quarter	92,228	(4)	35,028	(109,615	)(5)	(107,867	)(5)	(1.06)

(1)	During the second fiscal quarter 2008, as a result of the termination of our research and collaboration with Merck, we recorded an asset impairment charge of $10.5 million to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow. For additional discussion, see Note 10 above.

(2)	During the fourth fiscal quarter 2008, we recorded $288.8 million non-cash, asset impairment charges in our peripheral vascular segment to reduce the carrying values of goodwill and other intangible assets to their estimated fair values. For additional discussion, see Note 10 above.

(3)	In third fiscal quarter 2007, we incurred special charges of $19.1 million as a result of us entering into agreements in principle to settle certain patent infringement and other litigation with The Regents of the University of California and Boston Scientific Corporation.

(4)	In October 2007, we completed our acquisition of FoxHollow, which broadened our peripheral vascular product offering to include atherectomy and additional thrombectomy products, including the SilverHawk Plaque Excision System. Our fourth quarter 2008 net sales included $20.9 million of net sales from FoxHollow products. As a result of our FoxHollow acquisition, we also recognized research collaboration revenue from our former collaboration and license agreement with Merck. Research collaboration revenue for fourth fiscal quarter 2007 was $6.0 million.

(5)	In the fourth fiscal quarter 2007, we recorded a charge of $70.7 million for acquired in-process research and development as a result of the acquisition of FoxHollow in October 2007. For additional discussion, see Note 5 above. We also made approximately $3.3 million of adjustments in our excess and obsolete inventory reserves for the planned discontinuance of the Primus balloon expandable stent and the Sailor .035 balloon due to our strategic marketing focus on new product introductions.

ev3 Inc.

Schedule II
Valuation and Qualifying Accounts

	Balance at	Charged to
	Beginning of	Revenue, Costs	Other				Balance at
Description	Period	or Expenses	Additions		Deductions		End of Period

Reserves deducted from assets to which it applies:
Year ended December 31, 2008
Reserve for deferred income tax asset	$199,040	$19,418	$1,619		$—		$220,077
Accounts receivable allowances	6,783	2,538	—		(1,223)		8,098
Reserve for inventory obsolescence	10,968	9,235	—		(9,866)		10,337
Year ended December 31, 2007
Reserve for deferred income tax asset	$191,960	$34,273	$—		$(27,193)	(b)	$199,040
Accounts receivable allowances	3,924	2,024	1,661	(a)	(826)		6,783
Reserve for inventory obsolescence	4,725	9,018	1,513	(a)	(4,288)		10,968
Year ended December 31, 2006
Reserve for deferred income tax asset	$176,142	$15,818	$—		$—		$191,960
Accounts receivable allowances	3,607	746	—		(429)		3,924
Reserve for inventory obsolescence	3,975	3,725	—		(2,975)		4,725

(a)	Other additions primarily related to acquisitions.

(b)	Other deductions primarily related to acquisitions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management report on internal control over financial reporting is included in this report in Part II. Item 8, under the heading “Management’s Report on Internal Control over Financial Reporting.”

The report of Ernst & Young LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in Item 8, under the heading “Report of Independent Registered Public Accounting Firm.”

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information in the “Proposal One — Election of Directors” section of our proxy statement in connection with our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission is incorporated in this annual report on Form 10-K by reference.

Executive Officers

Information about our executive officers is included in this annual report on Form 10-K under Part I. Item 4A, “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information in the “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” section of our proxy statement in connection with our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission is incorporated in this annual report on Form 10-K by reference.

Code of Conduct and Ethics

The information in the “Corporate Governance — Code of Conduct and Ethics” section of our proxy statement in connection with our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission is incorporated in this annual report on Form 10-K by reference.

Changes to Nomination Procedures

On December 2, 2008, our board of directors, upon recommendation of the nominating, corporate governance and compliance committee, approved and adopted amendments to our Bylaws, effective immediately, to, among other things, change the notice period and expand the information required to be provided by an ev3 stockholder who submits a nomination for election to our board of directors or other proposal for business to be brought before a meeting of our stockholders, other than a proposal properly made pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, and included in our notice of meeting. The amendments change the standard advance notice period for stockholder nominations of directors or other proposals to not less than 90 days and not more than 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders, as compared to the prior advance notice period of not less than 90 days and not more than 120 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting of stockholders. In addition, the amendments require a stockholder who submits a director nomination or other proposal to disclose, among other things, information about the proposed nominee and his or her relationships with the stockholder submitting the nomination, information about any agreements, arrangements or understandings the stockholder may have with the proposed nominee or other parties relating to the nomination or other proposal, and information about the interest that the stockholder has related to our company and our shares, including as a result of, among other things, derivative securities, voting arrangements, short positions or other interests. A stockholder who submits a nomination or proposal is required to update the information previously disclosed as of the record date for the meeting of stockholders.

Audit Committee Matters

The information under the heading “Corporate Governance — Audit Committee” section of our proxy statement in connection with our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission is incorporated in this annual report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the “Compensation Discussion & Analysis,” the “Executive Compensation” and the “Director Compensation” sections of our proxy statement in connection with our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission is incorporated in this annual report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and notes provide information about shares of our common stock that may be issued under all of our equity compensation plans as of December 31, 2008.

	(a)		(b)	(c)
Number of
Securities
Remaining Available
	Number of			for Future Issuance
	Securities to be		Weighted-Average	Under Equity
	Issued Upon		Exercise Price of	Compensation Plans
	Exercise of		Outstanding	(excluding
	Outstanding		Options,	securities
	Options, Warrants		Warrants and	reflected in
Plan Category	and Rights		Rights	column (a))

Equity compensation plans approved by security holders	8,165,031	(1)(2)	$10.88 (3)	4,649,363 (4)
Equity compensation plans not approved by security holders	754,000	(5)(6)(7)	8.64	0

Total	8,919,031		$10.69	4,649,363

(1)	Amount includes shares of our common stock issuable upon the exercise of stock options outstanding as of December 31, 2008 under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan and the ev3 LLC Amended and Restated 2003 Incentive Plan and shares of our common stock issuable upon the vesting of restricted stock units outstanding as of December 31, 2008 under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan.

(2)	Excludes employee stock purchase rights accruing under the ev3 Inc. Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,500 shares of our common stock at semi-annual intervals on June 30th and December 31st each year at a purchase price per share equal to 85% of the lower of (i) the closing sales price per share of our common stock on the first day of the offering period or (ii) the closing sales price per share of our common stock on the last day of the offering period.

(3)	Included in the weighted-average exercise price calculation are 1,237,827 restricted stock units with an exercise price of $0.00. The weighted-average exercise price of all outstanding stock options as of December 31, 2008 and reflected in column (a) was $12.82.

(4)	Amount includes 4,168,502 shares remaining available at December 31, 2008 for future issuance under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan and 480,861 shares remaining available at December 31, 2008 for future issuance under the ev3 Inc. Employee Stock Purchase Plan. No shares remain available for grant under the ev3 LLC Amended and Restated 2003 Incentive Plan since such plan was terminated with respect to future grants in June 2005.

(5)	Excludes options assumed by us in connection with our acquisitions of Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. As of December 31, 2008, a total of 2,820,328 shares of our common stock were issuable upon exercise of the assumed options. The weighted average exercise price of the outstanding assumed options as of such date was $13.36 per share and they have an average weighted life remaining of 3.01 years. 820,529 of the 832,395 options outstanding in connection with our acquisition of Micro Therapeutics, Inc. were exercisable as of December 31, 2008. 1,822,433 of the 1,991,936 options assumed and outstanding in connection with our acquisition of FoxHollow Technologies, Inc. were exercisable as of

December 31, 2008. No additional options, restricted stock units or other equity incentive awards may be granted under the assumed Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. plans.

(6)	Excludes shares issuable upon the vesting of restricted stock units assumed by us in connection with our acquisition of FoxHollow Technologies, Inc. As of December 31, 2008, a total of 4,003 shares of our common stock were issuable upon the vesting of the assumed restricted stock units.

(7)	Consists of a non-plan option to purchase 754,000 shares of our common stock granted outside of the terms of our existing stockholder-approved equity incentive plans to Robert J. Palmisano, our President and Chief Executive Officer, as an inducement grant in April 2008 pursuant to an exemption from NASDAQ’s shareholder approval requirements under NASDAQ Market place Rule Section 4350(i)(1)(A)(iv).

Stock Ownership

The information in the “Stock Ownership” section of our proxy statement in connection with our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission is incorporated in this annual report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Person Relationships and Transactions,” the “Proposal One — Election of Directors — Information about Board Nominees and Other Directors,” the “Proposal One — Election of Directors — Additional Information about Board Nominees and Other Directors,” and “Corporate Governance — Director Independence” section of our proxy statement in connection with our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission is incorporated in this annual report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the “Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees” and the “Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures” sections of our proxy statement in connection with our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission is incorporated in this annual report on Form 10-K by reference.

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

The exhibits to this report are listed on the Exhibit Index on pages 96 to 101. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to ev3 Inc., 9600 54th Avenue North, Suite 100, Plymouth, Minnesota 55442, Attn: Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 13(a):

1. ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2007 (File No. 000-51348)).

2. Form of Option Certificate under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008 (File No. 000-51348)).

3. Form of Restricted Stock Grant Certificate under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008 (File No. 000-51348)).

4. Form of Stock Grant Certificate applicable to French Participants under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008 (File No. 000-51348)).

5. ev3 LLC Amended and Restated 2003 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)).

6. Micro Therapeutics, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7.1 to Micro Therapeutics, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-06523)).

7. FoxHollow Technologies, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to FoxHollow’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 13, 2004 (Registration No. 333-118191)).

8. ev3 Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51348)).

9. ev3 Inc. Employee Performance Incentive Compensation Plan Effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008 (File No. 000-51348)).

10. ev3 Inc. Employee Performance Incentive Compensation Plan Effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 20, 2009 (File No. 000-51348)).

11. Form of Indemnification Agreement between ev3 Inc. and each of its directors and officers (filed herewith).

12. Form of Change in Control Agreement among ev3 Inc., ev3 Endovascular, Inc., Micro Therapeutics, Inc. or FoxHollow Technologies, Inc. and each executive officer of ev3 Inc. (filed herewith).

13. Employment and Change in Control Agreement dated as of April 6, 2008 between ev3 Inc. and Robert J. Palmisano (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)).

14. Confidentiality, Non-Competition and Non-Solicitation Agreement dated as of April 6, 2008 between ev3 Inc. and Robert J. Palmisano (incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)).

15. Robert J. Palmisano Inducement Grant Option Agreement (incorporated by reference to Exhibit 10.4 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)).

16. Separation Agreement and Release of Claims, dated as of April 6, 2008 between ev3 Endovascular, Inc. and James M. Corbett (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)).

17. Consulting Agreement dated as of April 6, 2008 between ev3 Endovascular, Inc. and James M. Corbett (incorporated by reference to Exhibit 10.4 to ev3’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)).

18. Amendment to Stock Option and Stock Award Agreements made as of April 6, 2008 by ev3 Inc. (incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)).

19. Amendment to Stock Option Agreements made as of April 6, 2008 by ev3 Inc. (incorporated by reference to Exhibit 10.3 to ev3’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)).

20. Offer Letter dated January 5, 2009 between ev3 Inc. and Shawn McCormick (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)).

21. Employment Agreement effective as of January 19, 2009 between ev3 Endovascular, Inc. and Shawn McCormick (incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)).

22. Separation Agreement and Release of Claims effective as of January 19, 2009 between ev3 Endovascular, Inc. and Patrick D. Spangler (incorporated by reference to Exhibit 10.5 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)).

23. Consulting Agreement effective as of January 20, 2009 between ev3 Endovascular, Inc. and Patrick D. Spangler (incorporated by reference to Exhibit 10.6 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)).

24. Offer Letter effective July 18, 2008 between ev3 Inc. and Pascal E.R. Girin (incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)).

25. Separation Agreement and Release of Claims dated as of July 18, 2008 between ev3 Endovascular, Inc. and Matthew Jenusaitis (incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)).

26. Consulting Agreement dated as of July 18, 2008 between ev3 Endovascular, Inc. and Matthew Jenusaitis (incorporated by reference to Exhibit 10.3 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)).

27. Offer Letter effective December 5, 2008 between ev3 Endovascular, Inc. and Stacy Enxing Seng (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ev3 INC.

Dated: February 27, 2009

By	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (principal executive officer)

By	/s/ Shawn McCormick
Shawn McCormick
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President and Chief Executive Officer	February 27, 2009

/s/ Daniel J. Levangie Daniel J. Levangie	Chairman of the Board	February 27, 2009

/s/ John K. Bakewell John K. Bakewell	Director	February 27, 2009

/s/ Jeffrey B. Child Jeffrey B. Child	Director	February 27, 2009

/s/ Richard B. Emmitt Richard B. Emmitt	Director	February 27, 2009

/s/ Douglas W. Kohrs Douglas W. Kohrs	Director	February 27, 2009

/s/ John L. Miclot John L. Miclot	Director	February 27, 2009

/s/ Thomas E. Timbie Thomas E. Timbie	Director	February 27, 2009

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Director	February 27, 2009

ev3 INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit
No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger, dated as of April 4, 2005, by and between ev3 LLC and ev3 Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.2	Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the institutional stockholders listed on Schedule I thereto, ev3 LLC, ev3 Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 2.2 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.3	Note Contribution and Exchange Agreement, dated as of April 4, 2005, by and among the noteholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 2.3 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.4	Agreement and Plan of Merger, dated as of July 15, 2002, by and among Microvena Corporation, Appriva Acquisition Corp. and Appriva Medical, Inc.	Incorporated by reference to Exhibit 2.4 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.5	Asset Purchase Agreement, dated as of September 29, 2004, among Edwards Lifesciences AG and ev3 Santa Rosa, Inc., ev3 Technologies, Inc. and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)(1)	Incorporated by reference to Exhibit 2.5 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
2.6	Stock Purchase Agreement, dated September 3, 2002, by and between Micro Therapeutics, Inc. and the holders of the outstanding equity securities of Dendron	Incorporated by reference to Exhibit 2.2 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002 (File No. 000-06523)
2.7	Agreement and Plan of Merger, dated November 14, 2005, by and between ev3 Inc., Micro Investment, LLC and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005 (File No. 000-51348)
2.8	Agreement and Plan of Merger dated as of July 21, 2007 by and among ev3 Inc., Foreigner Merger Sub, Inc. and FoxHollow Technologies, Inc.(2)	Incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)
2.9	Agreement and Plan of Merger, dated as of August 26, 2006, by and between FoxHollow Technologies, Inc. and Kerberos Proximal Solutions, Inc.	Incorporated by reference to Exhibit 2.1 to FoxHollow’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2006 (File No. 000-50998)
3.1	Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 3.1 to ev3’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 14, 2005 (File No. 333-123851)
3.2	Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 99.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2005 (File No. 000-51348)

Exhibit
No.	Exhibit	Method of Filing

3.3	Amendment to Amended and Restated Certificate of Incorporation of ev3 Inc.	Incorporated by reference to Exhibit 3.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 000-51348)
3.4	Amended and Restated Bylaws of ev3 Inc.	Incorporated by reference to Exhibit 3.1 to ev3’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-51348)
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to ev3’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 2, 2005 (File No. 333-123851)
4.2	Holders Agreement dated as of August 29, 2003 among the institutional investors listed on Schedule I thereto, Dale A. Spencer, Paul Buckman, the individuals whose names and addresses appear from time to time on Schedule II thereto, the individuals whose names and addresses appear from time to time on Schedule III thereto and ev3 LLC	Incorporated by reference to Exhibit 4.2 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
4.3	Operating Agreement of ev3 LLC dated as of August 29, 2003 by and among ev3 LLC, Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other persons party thereto	Incorporated by reference to Exhibit 4.3 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
4.4	Amendment No. 1 to Operating Agreement of ev3 LLC dated as of March 1, 2005 by and among ev3 LLC, Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other persons party thereto	Incorporated by reference to Exhibit 4.4 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
4.5	Registration Rights Agreement dated as of June 21, 2005 by and among ev3 Inc., Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P. and certain other investors party thereto	Incorporated by reference to Exhibit 4.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005 (File No. 000-51348)
10.1	ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2007 (File No. 000-51348)

Exhibit
No.	Exhibit	Method of Filing

10.2	Form of Option Certificate under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.5 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008 (File No. 000-51348)
10.3	Form of Restricted Stock Grant Certificate under the ev3 Inc. Second Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.6 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008 (File No. 000-51348)
10.4	Form of Stock Grant Certificate applicable to French Participants under the ev3 Inc. Amended and Restated 2005 Incentive Stock Plan	Incorporated by reference to Exhibit 10.7 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008 (File No. 000-51348)
10.5	ev3 LLC Amended and Restated 2003 Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)
10.6	Micro Therapeutics, Inc. 1996 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit 10.7.1 to Micro Therapeutics, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-06523)
10.7	FoxHollow Technologies, Inc. 2004 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to FoxHollow’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 13, 2004 (Registration No. 333-118191)
10.8	ev3 Inc. Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.24 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-51348)
10.9	ev3 Inc. Employee Performance Incentive Compensation Plan Effective January 1, 2008	Incorporated by reference to Exhibit 10.4 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008 (File No. 000-51348)
10.10	ev3 Inc. Employee Performance Incentive Compensation Plan Effective January 1, 2009	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 17, 2009 (File No. 000-51348)
10.11	Form of Indemnification Agreement between ev3 Inc. and each of its directors and officers	Filed herewith
10.12	Form of Change in Control Agreement among ev3 Inc., ev3 Endovascular, Inc., Micro Therapeutics, Inc. or FoxHollow Technologies, Inc. and each of executive officer of ev3 Inc.	Filed herewith
10.13	Employment and Change in Control Agreement dated as of April 6, 2008 between ev3 Inc. and Robert J. Palmisano	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)
10.14	Confidentiality, Non-Competition and Non-Solicitation Agreement dated as of April 6, 2008 between ev3 Inc. and Robert J. Palmisano	Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)

Exhibit
No.	Exhibit	Method of Filing

10.15	Robert J. Palmisano Inducement Grant Option Agreement	Incorporated by reference to Exhibit 10.4 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)
10.16	Separation Agreement and Release of Claims, dated as of April 6, 2008 between ev3 Endovascular, Inc. and James M. Corbett	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)
10.17	Consulting Agreement dated as of April 6, 2008 between ev3 Endovascular, Inc. and James M. Corbett	Incorporated by reference to Exhibit 10.4 to ev3’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)
10.18	Amendment to Stock Option and Stock Award Agreements made as of April 6, 2008 by ev3 Inc.	Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)
10.19	Amendment to Stock Option Agreements made as of April 6, 2008 by ev3 Inc.	Incorporated by reference to Exhibit 10.3 to ev3’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 7, 2008 (File No. 000-51348)
10.20	Offer Letter dated January 5, 2009 between ev3 Inc. and Shawn McCormick	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)
10.21	Employment Agreement effective as of January 19, 2009 between ev3 Endovascular, Inc. and Shawn McCormick	Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)
10.22	Separation Agreement and Release of Claims effective as of January 19, 2009 between ev3 Endovascular, Inc. and Patrick D. Spangler	Incorporated by reference to Exhibit 10.5 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)
10.23	Consulting Agreement effective as of January 20, 2009 between ev3 Endovascular, Inc. and Patrick D. Spangler	Incorporated by reference to Exhibit 10.6 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)
10.24	Offer Letter effective July 18, 2008 between ev3 Inc. and Pascal E.R. Girin	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)
10.25	Separation Agreement and Release of Claims dated as of July 18, 2008 between ev3 Endovascular, Inc. and Matthew Jenusaitis	Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)
10.26	Consulting Agreement dated as of July 18, 2008 between ev3 Endovascular, Inc. and Matthew Jenusaitis	Incorporated by reference to Exhibit 10.3 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2008 (File No. 000-51348)
10.27	Offer Letter effective as of December 5, 2008 between ev3 Endovascular, Inc. and Stacy Enxing Seng	Filed herewith

Exhibit
No.	Exhibit	Method of Filing

10.28	Form of Subscription Agreement between ev3 Endovascular, Inc. (formerly known as ev3 Inc.) and Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V., Warburg, Pincus Netherlands Equity Partners III, C.V., Vertical Fund I, L.P., Vertical Fund II, L.P.	Incorporated by reference to Exhibit 10.33 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.29	Loan and Security Agreement dated as of June 28, 2006 among Silicon Valley Bank, ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 10.8 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2006 (File No. 000-51348)
10.30	First Amendment to Loan and Security Agreement dated March 15, 2007 between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2007 (File No. 000-51348)
10.31	Consent and Second Amendment to Loan and Security Agreement dated October 4, 2007 between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 10.38 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-51348)
10.32	Third Amendment to Loan and Security Agreement dated November 2, 2007 between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc. and Micro Therapeutics, Inc.	Incorporated by reference to Exhibit 10.39 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-51348)
10.33	Assumption Agreement and Fourth Amendment to Loan and Security Agreement dated December 14, 2007 between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc., and FoxHollow Technologies, Inc.	Incorporated by reference to Exhibit 10.40 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-51348)
10.34	Fifth Amendment to Loan and Security Agreement dated June 24, 2008 between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2008 (File No. 000-51348)
10.35	Sixth Amendment to Loan and Security Agreement dated December 22, 2008 between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc. , Micro Therapeutics, Inc. and FoxHollow Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 24, 2008 (File No. 000-51348)
10.36	Lease Agreement dated May 3, 2002 by and between Liberty Property Limited Partnership and ev3 Endovascular, Inc. (formerly known as ev3 Inc.)	Incorporated by reference to Exhibit 10.1 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
10.37	First Amendment to the May 3, 2002 Lease Agreement between Liberty Property Limited Partnership and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) effective as of October 17, 2005	Incorporated by reference to Exhibit 10.2 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-51348)

Exhibit
No.	Exhibit	Method of Filing

10.38	Second Amendment to the May 3, 2002 Lease Agreement between Liberty Property Limited Partnership and ev3 Endovascular, Inc. (formerly known as ev3 Inc.) effective as of October 1, 2005	Incorporated by reference to Exhibit 10.3 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-51348)
10.39	Lease Agreement dated August 30, 2005 between Liberty Property Limited Partnership and ev3 Inc.	Incorporated by reference to Exhibit 10.2 to ev3’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2005 (File No. 000-51348)
10.40	First Amendment to the August 30, 2005 Lease Agreement between Liberty Property Limited Partnership and ev3 Inc. effective as of April 6, 2006	Incorporated by reference to Exhibit 10.5 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-51348)
10.41	Second Amendment to the August 30, 2005 Lease Agreement, between Liberty Property Limited Partnership and ev3 Inc. effective as of February 8, 2007	Incorporated by reference to Exhibit 10.6 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-51348)
10.42	Lease dated October 13, 2005 by and between Micro Therapeutics, Inc. and The Irvine Company	Incorporated by reference to Exhibit 10.53 to Micro Therapeutics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005 (File No. 000-06523)
10.43	Corporate Opportunity Agreement dated as of April 4, 2005 by and between the institutional stockholders listed on Schedule I thereto and ev3 Inc.	Incorporated by reference to Exhibit 10.32 to ev3’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-123851)
21.1	Subsidiaries of ev3 Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

(2)	All exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ev3 will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Commission.