Form 10-Q
period 2009-04-05
ev3 Inc.
filed 2009-05-05
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 1, 2009, there were 106,730,487 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended April 5, 2009

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 5,	December 31,
	2009	2008
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$66,914	$59,652
Accounts receivable, less allowance of $7,701 and $8,098, respectively	72,751	72,814
Inventories	45,743	47,687
Prepaid expenses and other assets	6,863	6,970

Total current assets	192,271	187,123
Restricted cash	2,852	1,531
Property and equipment, net	28,023	30,681
Goodwill	315,354	315,654
Other intangible assets, net	180,146	185,292
Other assets	355	383

Total assets	$719,001	$720,664

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,577	$15,657
Accrued compensation and benefits	20,837	29,547
Accrued liabilities	20,089	19,744
Current portion of long-term debt	2,500	2,500

Total current liabilities	60,003	67,448
Long-term debt	5,833	6,458
Other long-term liabilities	9,147	6,217

Total liabilities	74,983	80,123

Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of April 5, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued and outstanding: 106,714,505 shares at April 5, 2009 and 105,822,444 at December 31, 2008	1,067	1,058
Additional paid in capital	1,761,765	1,756,832
Accumulated deficit	(1,118,469)	(1,116,661)
Accumulated other comprehensive loss	(345)	(688)

Total stockholders’ equity	644,018	640,541

Total liabilities and stockholders’ equity	$719,001	$720,664

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 5, 2009	March 30, 2008

Sales
Product sales	$100,395	$95,050
Research collaboration	—	6,207

Net sales	100,395	101,257

Operating expenses:
Product cost of goods sold	30,988	31,970
Research collaboration	—	1,648
Sales, general and administrative	55,648	59,828
Research and development	11,578	11,726
Amortization of intangible assets	5,828	8,243

Total operating expenses	104,042	113,415
Loss from operations	(3,647)	(12,158)

Other (income) expense:
Gain on investments, net	(4,067)	—
Interest expense (income), net	213	(441)
Other expense (income), net	2,208	(2,432)

Loss before income taxes	(2,001)	(9,285)
Income tax (benefit) expense	(192)	485

Net loss	$(1,809)	$(9,770)

Earnings per share:
Net loss per common share (basic and diluted):	$(0.02)	$(0.09)

Weighted average common shares outstanding (basic and diluted)	105,030,020	104,094,790

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 5,	March 30,
	2009	2008
Operating activities
Net loss	$(1,809)	$(9,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,628	11,176
Provision for bad debts and sales returns	(321)	1,518
Provision for inventory obsolescence	1,148	1,677
Gain on investments, net	(4,067)	—
Stock compensation expense	3,711	4,731
Change in operating assets and liabilities, net of acquired:
Accounts receivable	277	(12,816)
Inventories	795	(4,214)
Prepaid expenses and other assets	21	397
Accounts payable	2,060	(5,754)
Accrued expenses and other liabilities	(3,990)	(11,705)
Deferred revenue	—	(6,207)

Net cash provided by (used in) operating activities	6,453	(30,967)

Investing activities
Proceeds from sale of short-term investments	—	2,044
Purchase of property and equipment	(732)	(3,082)
Purchase of patents and licenses	(681)	(579)
Proceeds from sale of investments	4,081	—
Payments for the acquisition of FoxHollow, net of cash acquired	—	(136)
Decrease in restricted cash	(1,440)	68

Net cash provided by (used in) investing activities	1,228	(1,685)
Financing activities
Payments on long-term debt	(625)	(893)
Payments on capital lease obligations	(43)	(38)
Proceeds from exercise of stock options	347	454
Proceeds from employee stock purchase plan	884	859

Net cash provided by financing activities	563	382

Effect of exchange rate changes on cash	(982)	510

Net increase (decrease) in cash and cash equivalents	7,262	(31,760)
Cash and cash equivalents, beginning of period	59,652	81,060

Cash and cash equivalents, end of period	$66,914	$49,300

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
ev3 Inc. (“we,” “our” or “us”) is a global endovascular company focused on identifying and treating peripheral vascular disease, including in particular lower extremity arterial disease, and neurovascular disease. We develop, manufacture and market a wide range of products that include stents, atherectomy plaque excision products, thrombectomy and embolic protection devices, percutaneous transluminal angioplasty (“PTA”) balloons and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, flow directed and other micro catheters, occlusion balloon systems and neuro stents for the neurovascular market. We market our products in the United States, Europe, Canada and other countries through a direct sales force and through distributors in certain other international markets.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period may not be indicative of results for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the first fiscal quarters of 2009 and 2008 ended on April 5 and March 30, respectively.
New Accounting Pronouncements
On January 1, 2008, we adopted the required provisions of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) for financial assets and liabilities. See Note 3 for further discussion of the impact the adoption of SFAS 157 had on our results of operations and financial condition. The implementation of SFAS 157 did not have a material impact on our consolidated financial statements.
In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”) which delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted these standards at the beginning of our 2009 fiscal year. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.
In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued. The implementation of FSP 157-3 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (“IASB”) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. We adopted these standards at the beginning of our 2009 fiscal year. Because these standards are generally applied prospectively, except as they relate to acquired income tax contingencies and reversals of valuation allowances related to previous acquisitions, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008. The new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior period financial information presented. The implementation of SFAS No. 141(R) and SFAS No. 160 did not have a material impact on our consolidated financial statements during the three months ended April 5, 2009.
3. Fair Value Measurements
SFAS 157, Fair Value Measurement, defines the meaning of the term “fair value” and provides a consistent framework intended to reduce inconsistency and increase comparability in fair value measurements for many different types of assets or liabilities. Generally, the new framework for measuring requires fair value to be determined on the exchange price which would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 requires disclosure by each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and establishes a three-tier fair value hierarchy which prioritizes the inputs used in fair value measurements. The three-tier hierarchy for inputs used in measuring fair value is as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of April 5, 2009 and December 31, 2008, we held approximately $46.0 million and $45.6 million, respectively, in money market accounts measured at fair value on a recurring basis using Level 1 inputs. The adoption of SFAS 157 did not result in an impact to any of our financial assets or liabilities which were previously measured at fair value.
4. Stock-Based Compensation
The following table presents the stock-based compensation (in thousands) recorded in our unaudited consolidated statements of operations for the three months ended:

Stock-Based Compensation Charges:	April 5, 2009	March 30, 2008
Product cost of goods sold	$245	$297
Sales, general and administrative	3,098	3,594
Research and development	368	840

Total stock-based compensation charges	$3,711	$4,731

In the three months ended April 5, 2009, we granted options to purchase an aggregate of approximately 1.7 million shares of our common stock, an aggregate of approximately 631,000 shares of restricted stock and an aggregate of approximately 91,000 restricted stock units at a weighted average fair value of $2.58, $6.20 and $5.93 per share, respectively, which will be recognized on a straight-line basis over the requisite service period, which, for the substantial majority of these grants, is four years. As of April 5, 2009, we had options to purchase an aggregate of 10.5 million shares of our common stock, of which options to purchase an aggregate of 5.7 million shares were exercisable as of such date. In addition, we have 1.6 million shares of restricted stock and approximately 317,000 restricted stock units.
We had $38.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of April 5, 2009. That cost is expected to be recognized over a weighted-average period of 2.91 years.
In the three months ended April 5, 2009, we issued 75,256 shares of common stock upon exercise of options, 646,339 shares from restricted stock grants, net of cancellations, and 170,466 shares under the employee stock purchase plan.
5. Restructuring
On October 4, 2007, we acquired FoxHollow Technologies, Inc. (“FoxHollow”), a medical device company that designs, develops, manufacturers and sells medical devices primarily for the treatment of peripheral artery disease. In conjunction with the acquisition of FoxHollow, our management began to assess and formulate a plan to restructure certain activities of FoxHollow and to terminate certain contractual agreements assumed in the acquisition. A significant portion of these costs are related to management’s plan to reduce the workforce and include costs for severance and change of control provisions provided for under certain FoxHollow employment contracts. The workforce reductions began during the fourth fiscal quarter 2007 and were completed as the end of the third fiscal quarter 2008. The unpaid portion of the workforce reductions represents salary continuance which will be paid over future periods. We finalized our restructuring costs in conjunction with our plans to consolidate our manufacturing and other operations including the closure of our facilities located in Redwood City, California, which we acquired in connection with our acquisition of FoxHollow. We have completed the relocation of the sales, manufacturing and research and development activities performed in Redwood City, California facilities to our existing facilities located in Irvine, California and Plymouth, Minnesota. Provisions with respect to the restructuring activities of FoxHollow were recognized under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). During the three months ended April 5, 2009, it was determined the estimated salary continuance costs to be incurred were $300,000 less than the amount previously estimated. In accordance with EITF 95-3, an adjustment to the purchase price allocation was made to reduce the restructuring accrual and the amount allocated to goodwill. In addition, in the first quarter 2009, in light of the current economic environment and continued downward pressures in the California real estate markets, we revised certain sub-lease rental assumptions related to our vacated leased FoxHollow facilities, which resulted in an increased liability related to future lease payments of $3.4 million. The changes in assumptions relate to the additional time it will likely take to find a sub-lessor and the rental rate of the sub-lessor. Since this adjustment was made as a result of changes in market conditions since the acquisition and was made outside of the purchase price allocation period, the adjustment was included in the determination of net loss for the period and is reflected in sales, general, and administrative expenses on the consolidated statement of operations.
The following table represents a summary of activity (in thousands) associated with the FoxHollow restructuring accruals that occurred during the three months ended April 5, 2009. The unpaid portion of these costs are included in accrued compensation and benefits, accrued liabilities, and other long-term liabilities for the periods presented:

			Adjustments
		Adjustments to	Reflected in
	Balance at	Purchase Price	Consolidated
	December 31,	Allocation	Statements of		Balance at
	2008	(EITF 95-3)	Operations	Amounts Paid	April 5, 2009
Workforce reductions	$670	$(300)	$—	$(299)	$71
Termination of contractual commitments	7,495	—	3,421	(811)	10,105

Total	$8,165	$(300)	$3,421	$(1,110)	$10,176

As part of our restructuring plan, we also incurred costs related to workforce reductions of the ev3 pre-acquisition workforce of approximately 40 employees in the fourth quarter 2007, which were accounted for under FASB Statement 112, Employers’ Accounting for Postemployment Benefits, (“SFAS 112”) and were recognized in the fourth quarter 2007 when the amounts became probable and estimable. These costs were paid as of December 31, 2008.

6. Inventories
Inventory consists of the following (in thousands):

	April 5, 2009	December 31, 2008
Raw materials	$10,277	$10,472
Work in-progress	5,105	4,144
Finished goods	40,264	43,408

	55,646	58,024
Inventory reserve	(9,903)	(10,337)

Inventory, net	$45,743	$47,687

Our consigned inventory balance was $20.9 million, both at April 5, 2009 and December 31, 2008.
7. Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	April 5, 2009	December 31, 2008
Machinery and equipment	$33,137	$29,550
Office furniture and equipment	18,636	18,466
Leasehold improvements	14,135	14,131
Construction in progress	1,898	5,670

	67,806	67,817

Less:
Accumulated depreciation and amortization	(39,783)	(37,136)

Property and equipment, net	$28,023	$30,681

Depreciation and amortization expense for property and equipment was $2.8 million and $3.0 million for the three months ended April 5, 2009 and March 30, 2008, respectively.
8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the three months ended April 5, 2009 are as follows (in thousands):

	Peripheral
	Vascular	Neurovascular	Total
Balance as of December 31, 2008	$230,400	$85,254	$315,654
Adjustment to FoxHollow purchase price allocation (Note 5)	(300)	—	(300)

Balance as of April 5, 2009	$230,100	$85,254	$315,354

The changes in the carrying amount of goodwill in the three months ended April 5, 2009 were the result of an adjustment to the FoxHollow purchase price allocation. In the first quarter 2009, it was determined that the estimated salary continuance costs to be incurred included in our restructuring accrual, were $300,000 less than previously estimated. In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), we recorded an adjustment to reduce the restructuring accrual and the amount allocated to goodwill.

Other intangible assets consist of the following (in thousands):

	Weighted	April 5, 2009			December 31, 2008
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and licenses	5.0	$16,093	$(6,617)	$9,476	$15,413	$(6,264)	$9,149
Developed technology	10.0	196,018	(69,997)	126,021	196,016	(66,312)	129,704
Trademarks and tradenames	9.0	12,222	(4,706)	7,516	12,222	(4,457)	7,765
Customer relationships	10.0	56,094	(19,096)	36,998	56,094	(17,967)	38,127
Distribution rights	2.5	7,966	(7,831)	135	7,966	(7,419)	547

Other intangible assets		$288,393	$(108,247)	$180,146	$287,711	$(102,419)	$185,292

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight line basis. Customer relationships are amortized using both straight-line and accelerated methods that approximate the pattern of economic benefit.
Total amortization of other intangible assets was $5.8 million and $8.2 million for the three months ended April 5, 2009 and March 30, 2008, respectively.
The estimated amortization expense (inclusive of amortization expense already recorded for the three months ended April 5, 2009) for the next five years ending December 31 is as follows (in thousands):

2009	$21,527
2010	19,563
2011	18,004
2012	17,886
2013	17,596
9. Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 5, 2009	December 31, 2008
Equipment term loan	$8,333	$8,958
Less: current portion	(2,500)	(2,500)

Total long-term debt	$5,833	$6,458

Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. which we collectively refer to as the “borrowers,” are parties to a loan and security agreement with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and $10.0 million term loan. The revolving line of credit expires June 25, 2010 and the term loan matures on June 23, 2012. Pursuant to the terms of the loan agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $10.0 million. As of April 5, 2009, we had $8.3 million outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $1.8 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit as of April 5, 2009 to approximately $48.2 million.

Borrowings under the revolving line of credit bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. Silicon Valley Bank’s prime rate at April 5, 2009 was 4.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears. Principal amounts outstanding under the term loan are payable in 48 consecutive equal monthly installments on the last day of each month. We incurred $150,000 of debt issuance costs which are being amortized over the term of the revolving line of credit.
Both the revolving line of credit and term loan are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries which are not borrowers. The loan agreement requires ev3 Inc. to maintain on a consolidated basis a minimum adjusted quick ratio of at least 0.75 to 1.00, measured as of the last day of each month, and to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for certain non-cash items, of at least $2.5 million for the first fiscal quarter 2009, at least $5.0 million for the second fiscal quarter 2009, at least $7.5 million for the third fiscal quarter 2009, and at least $10.0 million for the fourth fiscal quarter 2009 and each fiscal quarter thereafter, each measured as of the last calendar day of each such fiscal quarter.
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
The loan agreement contains customary events of default, including the failure to make required payment, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement may be accelerated. We were in compliance with required covenants at April 5, 2009 and expect to remain in compliance for the foreseeable future.
Annual maturities of our long-term debt are as follows (in thousands):

Remaining 2009	$1,875
2010	2,500
2011	2,500
2012	1,458

Total	$8,333

10. Gain on Investments, Net
Gain on investments, net was $4.1 million for the three months ended April 5, 2009 and was attributed to the divestiture of non-strategic investments.
11. Income Taxes
We use an estimated annual effective tax rate in determining our quarterly provision for income taxes per FASB Interpretation No 18, Accounting for Income Taxes for Interim Periods and interpretation of APB Opinion No. 28 (“FIN 18”). Per FIN 18, a tax benefit is required to be recorded in an interim period where a loss is incurred if we anticipate ordinary income for the current year.

We anticipate ordinary income for the year ended December 31, 2009 and have recorded an income tax benefit of $192,000 for the three months ended April 5, 2009. For the three months ended March 30, 2008, we recorded income tax expense of $485,000 related to operations in certain foreign jurisdictions.
A full valuation allowance has been recorded against our deferred tax assets as we have concluded that it is more likely than not that our deferred tax assets will not be utilized. We continually assess the necessity of maintaining a valuation allowance for our deferred tax assets. If it is determined in a future period that it is more likely than not that the deferred tax assets will be utilized, we will reverse all or part of the valuation allowance for our deferred tax assets.
12. Other Comprehensive Loss
The following table provides a reconciliation of net loss to comprehensive loss (in thousands):

	Three Months Ended
	April 5, 2009	March 30, 2008
Net loss	$(1,809)	$(9,770)
Changes in unrealized losses on investments	—	(407)
Changes in foreign currency translation	344	(121)

Total comprehensive loss	$(1,465)	$(10,298)

13. Commitments and Contingencies
Operating Leases
We lease various manufacturing and office facilities and certain equipment under operating leases which include standard terms of renewal and rent escalation clauses which we account for on a straight-line basis over the term of the operating lease.
On April 2, 2009, we entered into a lease agreement with Talcott III Atria, LLC to rent approximately 75,000 square feet of space at 3033 Campus Drive, Plymouth, Minnesota, for an initial term of 80 months expected to commence on November 1, 2009. Subject to certain conditions, we may extend the term of the lease for up to two additional terms of five years at the then market rate for rent. Pursuant to the lease agreement, the monthly rental payment will be approximately $95,000, subject to annual increases. In addition to base rent, we will pay a certain percentage of the annual real estate taxes and operating expenses of the building. We intend to use the new location for our corporate and U.S. peripheral vascular business headquarters. Our current corporate and U.S. peripheral vascular business headquarters are located in a 50,000 square foot building in Plymouth, Minnesota and are subject to a lease that extends to February 28, 2010.
Total non-cancelable minimum lease commitments including rent expense related to operating leases for the three months ended April 5, 2009 are as follows (in thousands):

Years ending December 31:
2009	$7,029
2010	6,009
2011	4,517
2012	3,214
2013	2,901
Thereafter	8,409

$32,079

Rent expense related to non-cancelable operating leases for the three months ended April 5, 2009 and March 30, 2008 was $1.3 million and $1.7 million, respectively.
We recorded a lease termination reserve as part of the FoxHollow purchase price allocation. The lease termination reserve is associated with three FoxHollow leased facilities located in California which we effectively abandoned during fiscal year 2008 as part of our consolidation strategy. Future rental expense for these facilities will be offset by the amortization of the lease termination reserve. For additional discussion regarding the termination of these contractual commitments see Note 5.

Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at April 5, 2009. These future payments are subject to foreign currency exchange rate risk.
Letters of Credit
As of April 5, 2009, we had outstanding commitments of $4.4 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.
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
The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. The other milestones were required by their terms to be achieved by either January 1, 2008 or January 1, 2009, and, if achieved, triggered payments totaling $125 million. We believe that the milestones were not achieved by the applicable dates and that none of the milestones are payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several claims, including breach of the acquisition agreement and the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff of that action was Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. That complaint alleged specified damages in the form of the second milestone payment ($25 million), which was claimed to be due and payable, and further alleged unspecified damages for several claims, including misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. On November 26, 2008, in a consolidated proceeding, the trial court granted our motion for summary judgment on the issue of standing and dismissed both complaints without prejudice. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, Inc., filed a motion to amend their complaints in Superior Court of the State of Delaware. The proposed amended complaint seeks the recovery of all of the milestone payments and punitive damages. The plaintiffs assert several claims, including breach of contract, fraudulent inducement and violation of California securities law. Because this matter is in the early stages, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition, results of operations or cash flows of a future period.
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
14. Segment and Geographic Information
Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular operating segment contains products that are used primarily in peripheral vascular procedures by radiologists, vascular surgeons and cardiologists. Our neurovascular operating segment contains products that are used primarily by neuroradiologists, interventional neurosurgeons and neurosurgeons.
Management measures segment profitability on the basis of gross profit calculated as net sales less cost of goods sold excluding amortization of intangible assets. Other operating expenses are not allocated to individual operating segments for internal decision making activities.
We sell our products through a direct sales force in the United States, Canada and Europe as well as through distributors in other international markets. Our customers include a broad physician base consisting of vascular surgeons, neurosurgeons, other endovascular specialists, radiologists, neuroradiologists and cardiologists.

Certain prior year assets have been reclassified to conform to the current year presentation. The following is segment information (in thousands):

	Three Months Ended
	April 5, 2009	March 30, 2008
Net sales
Net product sales:
Peripheral vascular
Atherectomy	$18,308	$22,700
Stents	28,174	24,032
Thrombectomy and embolic protection	8,047	5,955
Procedural support and other	11,673	11,426

Total peripheral vascular	66,202	64,113

Neurovascular
Embolic products	19,547	17,864
Neuro access and delivery products and other	14,646	13,073

Total neurovascular	34,193	30,937

Total net product sales	$100,395	$95,050

Research collaboration	—	6,207

Total net sales	$100,395	$101,257

Gross profit
Peripheral vascular	$44,395	$40,408
Neurovascular	25,012	22,672
Research collaboration	—	4,559

Total gross profit (1)	$69,407	$67,639

Operating expense	73,054	79,797

Loss from operations	$(3,647)	$(12,158)

	April 5, 2009	December 31, 2008
Total assets
Peripheral vascular	$540,709	$545,588
Neurovascular	178,292	175,076

Total	$719,001	$720,664

(1)	Gross profit for internal measurement purposes is defined as net sales less cost of goods sold excluding amortization of intangible assets.

The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended
	April 5, 2009	March 30, 2008
Geographic Data
Net sales
United States	$61,654	$66,452
International	38,741	34,805

Total net sales	$100,395	$101,257

	April 5, 2009	December 31, 2008
Long-lived assets
United States	$27,025	$29,603
International	998	1,078

Total long-lived assets	$28,023	$30,681

15. Related Party Transaction
During the second fiscal quarter 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two-year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), who collectively owned over 50% of our outstanding common stock at that time and together with Vertical Group, L.P. (“Vertical”) have two designees on our board of directors, owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. Lepu purchased peripheral vascular products from us that we recognized as revenue totaling approximately $1.9 million and $1.1 million, for the three months ended April 5, 2009 and March 30, 2008, respectively. As of April 5, 2009 and March 30, 2008, Lepu owed us approximately $1.8 million and $756,000, respectively, that is included in accounts receivable.
16. Net Loss Per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares. In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding.
The following potential common shares were excluded from the computation of basic and diluted net loss per common share as their effect would have been anti-dilutive (in thousands):

	April 5, 2009	March 30, 2008
Stock options	10,018,896	9,400,650
Non-vested shares	1,021,993	870,625

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
Business Overview
We are a leading global endovascular company focused on identifying and treating peripheral vascular disease, including, in particular, lower extremity arterial disease, and neurovascular disease. Since our founding in 2000, we have been dedicated to developing innovative, breakthrough and clinically proven technologies and solutions for the treatment of peripheral vascular and neurovascular diseases, a strategy that we believe is uncommon in the medical device industry. We believe our unique approach of focusing on emerging and under-innovated opportunities which treat peripheral vascular and neurovascular disease allows us to compete with smaller companies that have narrow product lines and lack an international sales force and infrastructure, yet also compete with larger companies that do not have our focus and agility.
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
Our product portfolio includes a broad spectrum of approximately 100 products consisting of over 1,500 SKUs, including stents, atherectomy plaque excision products, embolic protection and thrombectomy products, and percutaneous transluminal angioplasty, or PTA balloons, and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, flow directed and other micro catheters, occlusion balloon systems and neuro stents for the neurovascular market. As a result of our FoxHollow acquisition, we were engaged in a research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease. Our collaboration and license agreement with Merck was terminated by Merck effective July 22, 2008. We subsequently reached an arrangement with Merck to accomplish an orderly wind-down of our research collaboration activities during the remainder of 2008.
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
We have corporate infrastructure and direct sales capabilities in the United States, Canada, Europe and other countries and have established distribution relationships in selected international markets. Our corporate headquarters is located in Plymouth, Minnesota and the sales, manufacturing, and research and development activities of our peripheral vascular business are primarily located in Plymouth, Minnesota, and to a lesser extent, in Irvine, California. The sales, manufacturing and research and development activities of our neurovascular business are primarily located in Irvine, California. Outside of the United States, our primary office is in Paris, France. On April 2, 2009, we entered into a lease agreement to relocate our corporate and U.S. peripheral vascular business headquarters to another location in Plymouth, Minnesota. We anticipate completing such relocation during our fourth fiscal quarter 2009.
We sell our products through a direct sales force and independent distributors in approximately 65 countries. Our sales and marketing infrastructure included 346 professionals as of April 5, 2009 which consisted of 298 sales professionals in the United States, Canada and Europe. Our direct sales representatives accounted for approximately 86% of our net product sales during both the three months ended April 5, 2009 and March 30, 2008 with the balance generated by independent distributors.
In order to drive sales growth, we have invested heavily throughout our history in not only the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals. A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products. Building on the success we have experienced to date with our Axium coils, we are preparing for the launch of two new versions of the Axium coil, the Axium PGLA and Axium Nylon microfilament coils, which we expect to occur on a limited basis at the end of the second fiscal quarter with full launch during third fiscal quarter 2009. We also are planning to launch our new APOLLO delivery catheter for our Onyx liquid embolic, which we expect to be available in the second half of 2009. We also are planning to launch several new access products for the neurovascular market throughout the remainder of 2009, including product upgrades and line extensions for our neuro balloons and guidewires. Our U.S. distribution agreement with Invatec S.r.l., under which we distributed the Sailor Plus, Submarine Plus, Admiral Xtreme and Amphirion Deep PTA catheters and the Diver C.E. Thrombus Aspiration Catheter, expired on December 31, 2008. Under the agreement, however, we are permitted to continue to sell our remaining inventory of Invatec products through the end of June 2009. In anticipation of the termination of our Invatec distribution agreement, we received FDA clearance in December 2008 of two PTA balloon catheters — the EverCross 0.035” and NanoCross 0.014”. We launched these products on a worldwide basis in January 2009 and believe they have been well received in the marketplace. During the second half of 2009, we expect to launch additional sizes of these PTA balloon catheters.
We expect to continue our focus to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products. To accomplish this, we have a number of clinical trials underway and others that are currently in development, including our DURABILITY I trial in Europe measuring the durability of our Protégé EverFlex stent in superficial femoral artery, or SFA, lesions, our DURABILITY II trial in the United States with the objective of expanding our EverFlex stent’s U.S. indication to include treatment of peripheral artery disease, our DEFINITIVE trial series designed to expand the clinical evidence supporting the value of our SilverHawk and RockHawk Plaque Excision Systems to drive increased procedure adoption, expand clinical indications and support the use of atherectomy as a front-line therapy. In our neurovascular business, we are planning our Solitaire with Immediate Flow Restoration, or SWIFT, study under a U.S. investigational device exemption, or IDE, to obtain FDA clearance for our Solitaire neuro stent.
It is our understanding that certain biliary stent manufacturers have received subpoenas from the U.S. Department of Justice. Based on publicly available information, we believe that these subpoenas requested information regarding the sales and marketing activities of these manufacturers’ biliary stent products and that the Department of Justice is seeking to determine whether any of these activities violated civil and /or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties. As of the date of this report, we have not received a subpoena from the U.S. Department of Justice relating to this investigation. No assurance can be provided, however, that we will not receive such a subpoena or become the subject of such an investigation, which could adversely affect our business and stock price.
Summary of First Fiscal Quarter 2009 Financial Results and Outlook
During our first fiscal quarter 2009, we achieved sales growth across both our peripheral vascular and neurovascular segments and leveraged our business to decrease our net loss and improve our gross margins compared to our first fiscal quarter 2008 and continue our focus on improving our operational efficiencies. During the remainder of 2009, we intend to remain focused on achieving our goals of achieving sustained profitability, generating cash and expanding our global position in the peripheral vascular and neurovascular markets to deliver superior long-term value to our stockholders.
Our first fiscal quarter 2009 results and financial condition included the following items of significance, some of which we expect may also affect our results and financial condition during the remainder of 2009:

•	Net sales of our peripheral vascular products increased 3% to $66.2 million in the first fiscal quarter 2009 compared to the first fiscal quarter 2008 primarily as a result of increased market penetration of our EverFlex family of stents and embolic protection devices, partially offset by a decline in sales of our atherectomy products and sales declines in older generation products. We expect continued penetration with our EverFlex family of stents during the remainder of 2009, although we are cautious of the current regulatory environment regarding the promotion of off-label devices and increased competition we may experience. Although we continued to experience competition with respect to our atherectomy products during the first fiscal quarter, we began to implement a number of proactive programs designed to improve our sales execution and productivity, including the addition of dedicated SilverHawk specialists, consolidation of some smaller territories and extensive SilverHawk training of our entire U.S. peripheral vascular sales organization and management team. One of our focuses for the remainder of 2009 and beyond is to increase our atherectomy sales by improving our sales execution and productivity, adding new plaque excision products and developing definitive clinical data to support procedural expansion.

•	Net sales of our neurovascular products increased 11% to $34.2 million in the first fiscal quarter 2009 compared to the first fiscal quarter 2008 primarily as a result of increased penetration of new and existing products, including in particular our Onyx Liquid Embolic System for the treatment of brain arterial-venous malformations, or AVMs, and our Axium coil, and sales growth in virtually all of our embolic and neuro access and delivery products. We believe the Onyx Liquid Embolic System and Axium coil will continue to be primary growth engines for our neurovascular business during the remainder of 2009 and that our neurovascular business also should benefit during the remainder of 2009 by new product introductions, expanded geographic presence and improved pricing.

•	On a geographic basis, 61% of our net sales for the first fiscal quarter 2009 were generated in the United States and 39% were generated outside the United States. Our international net sales increased 11% to $38.7 million in the first fiscal quarter 2009 compared to the first fiscal quarter 2008 primarily due to increased market penetration of Embolic Protection Devices and atherectomy products. We expect our international business to benefit from our ability to sell our recently launched PTA balloon catheters, the EverCross and the NanoCross, outside the United States since we were unable to distribute Invatec’s balloon catheters outside the United States. Changes in foreign currency exchange rates had a negative impact on our net sales for the first fiscal quarter 2009 of approximately $4.3 million compared to the first fiscal quarter 2008, principally resulting from the relationship of the U.S. dollar as compared to the Euro. We expect foreign currency exchange rates to continue to have a negative impact on our net sales during the remainder of 2009 compared to our net sales during the same periods during 2008.

•	As a percentage of net product sales, product costs of goods sold was 31% of net product sales in the first fiscal quarter 2009 compared 34% of net product sales in the first fiscal quarter 2008. In our peripheral vascular segment, product cost of goods sold as a percentage of net product sales decreased to 33% in the first fiscal quarter 2009 compared to 37% in the first fiscal quarter 2008 primarily attributable to increased sales volume and improved manufacturing efficiencies. In our neurovascular segment, product cost of goods sold as a percentage of net product sales was 27% in both the first fiscal quarter 2009 and 2008. We expect our product cost of goods sold as a percentage of net product sales to continue to decrease in 2009 compared to 2008 primarily as a result of increased sales volume, synergies related to the consolidation of the FoxHollow facility and continued benefits from our focus on lean manufacturing programs.

•	Sales, general and administrative expenses declined to 55% of net product sales in the first fiscal quarter 2009 compared to 63% of net product sales in the first fiscal quarter 2008 primarily due to strong cost management efforts slightly offset by $3.4 million of expense recorded in the first quarter 2009 to increase reserves on our vacated FoxHollow leased facilities. See Note 5 to our consolidated financial statements for further discussion. We expect our sales, general and administrative expenses as a percentage of net product sales to continue to decline during the remainder of 2009 compared to 2008 primarily as a result of our anticipated optimization of our cost structure. We expect to continue to focus on our vital few programs and implement systems and processes to improve our sales execution.

•	Our net loss in the first fiscal quarter 2009 was $1.8 million, or $0.02 per common share, compared to a net loss of $9.8 million, or $0.09 per share, in the first fiscal quarter 2008. Our goal for the remainder of 2009 and beyond is to obtain sustained profitability.

•	Our cash and cash equivalents were $66.9 million at April 5, 2009, an increase of $7.3 million compared to December 31, 2008. This increase was primarily due to cash provided by operating activities during the first fiscal quarter 2009 and proceeds of $4.1 million from a realized gain on the sale of certain investments. We believe our cash and cash equivalents and current financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. We expect to continue to focus on improving our cash flow from operations during 2009.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended
Results of Operations:	April 5, 2009	March 30, 2008	Percent Change
Sales
Product sales	$100,395	$95,050	5.6%
Research collaboration	—	6,207	-100.0%

Net sales	100,395	101,257	-0.9%
Operating expenses:
Product cost of goods sold (a)	30,988	31,970	-3.1%
Research collaboration	—	1,648	-100.0%
Sales, general and administrative (a)	55,648	59,828	-7.0%
Research and development (a)	11,578	11,726	-1.3%
Amortization of intangible assets	5,828	8,243	-29.3%

Total operating expenses	104,042	113,415	-8.3%
Loss from operations	(3,647)	(12,158)	-70.0%
Other (income) expense:
Gain on investments, net	(4,067)	—	100.0%
Interest expense (income), net	213	(441)	-148.3%
Other expense (income), net	2,208	(2,432)	-190.8%

Loss before income taxes	(2,001)	(9,285)	-78.4%
Income tax (benefit) expense	(192)	485	-139.6%

Net loss	$(1,809)	$(9,770)	-81.5%

Earnings per share:	$(0.02)	$(0.09)

Net loss per common share (basic and diluted):
Weighted average common shares outstanding:
(basic and diluted)	105,030,020	104,094,790

(a) Includes stock-based compensation charges of:
Product cost of goods sold	$245	$297
Sales, general and administrative	3,098	3,594
Research and development	368	840

	$3,711	$4,731

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended
NET SALES BY SEGMENT:	April 5, 2009	March 30, 2008	Percent Change
Peripheral vascular:
Atherectomy	$18,308	$22,700	(19.3)%
Stents	28,174	24,032	17.2%
Thrombectomy and embolic protection	8,047	5,955	35.1%
Procedural support and other	11,673	11,426	2.2%

Total peripheral vascular	66,202	64,113	3.3%
Neurovascular:
Embolic products	19,547	17,864	9.4%
Neuro access and delivery products and other	14,646	13,073	12.0%

Total neurovascular	34,193	30,937	10.5%

Total net product sales	$100,395	$95,050	5.6%
Research collaboration:	—	6,207	(100.0)%

Total net sales	$100,395	$101,257	(0.9)%

	Three Months Ended
NET SALES BY GEOGRAPHY:	April 5, 2009	March 30, 2008	Percent Change
United States	$61,654	$66,452	(7.2)%
International
Before foreign exchange impact	43,044	34,805	23.7%
Foreign exchange impact	(4,303)	—	NM

Total	38,741	34,805	11.3%

Total net sales	$100,395	$101,257	(0.9)%

Comparison of the Three Months Ended April 5, 2009 to the Three Months Ended March 30, 2008
Net sales. Net sales decreased 1% to $100.4 million in the three months ended April 5, 2009 compared to $101.3 million in the three months ended March 30, 2008. Our net sales in the three months ended April 5, 2009 did not include any research collaboration revenue compared with $6.2 million of research collaboration revenue for the three months ended March 30, 2008. Net product sales increased 6% to $100.4 million in the three months ended April 5, 2009 compared to $95.1 million in the three months ended March 30, 2008 driven by strong results across all product categories, with the exception of our atherectomy products, which decreased as a result of decreased demand due to continued competition.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 3% to $66.2 million in the three months ended April 5, 2009 compared to $64.1 million in the three months ended March 30, 2008. Net sales in our stent product line increased 17% to $28.2 million in the three months ended April 5, 2009 compared to $24.0 million in the three months ended March 30, 2008. This increase was attributable to increased market penetration of our EverFlex family of stents. Net sales of our thrombectomy and embolic protection devices increased 35% to $8.0 million in the three months ended April 5, 2009 compared to $6.0 million in the three months ended March 30, 2008 largely due to increases in sales of our Embolic Protection Devices. Net sales of our procedural support and other products increased 2% to $11.7 million in the three months ended April 5, 2009 compared to $11.4 million in the three months ended March 30, 2008 largely due to the global launch of our EverCross and NanoCross PTA balloons. With regard to our atherectomy business, we continued to face competition and sales declined as a result of decreased demand to $18.3 million in the three months ended April 5, 2009 compared to $22.7 million in the three months ended March 30, 2008.
Net sales of neurovascular products. Net sales of our neurovascular products increased 11% to $34.2 million in the three months ended April 5, 2009 compared to $31.0 million in the three months ended March 30, 2008, driven by increases in all product categories. Net sales of our embolic products increased 9% to $19.6 million in the three months ended April 5, 2009 compared to $17.9 million in the three months ended March 30, 2008 primarily due to the continued market penetration of the Onyx Liquid Embolic System and the Axium coil, partially offset by sales declines in older generation products. Sales of our neuro access and delivery products and other increased 12% to $14.6 million in the three months ended April 5, 2009 compared to $13.1 million in the three months ended March 30, 2008 largely as a result of volume increases across multiple product lines including our guidewires, catheters and neuro balloons.
Research collaboration (revenue). Revenue from our former research collaboration with Merck was $6.2 million for the three months ended March 30, 2008.
Net sales by geography. Net sales in the United States were $61.7 million in the three months ended April 5, 2009 compared to $66.5 million in the three months ended March 30, 2008. Net sales in the United States in the three months ended March 30, 2008 included $6.2 million in research collaboration revenue from Merck. Net product sales in the United States increased in the three months ended April 5, 2009 compared to the three months ended March 30, 2008 primarily as a result of increased market penetration of our EverFlex stent, Onyx Liquid Embolic System and Embolic Protection Devices. International net sales increased 11% to $38.7 million in the three months ended April 5, 2009 compared to $34.8 million in the three months ended March 30, 2008 and represented 39% and 37% of our total net product sales during the three months ended April 5, 2009 and March 30, 2008, respectively. International growth was driven by an increase in market penetration of Embolic Protection Devices and atherectomy products. Our international net sales in the three months ended April 5, 2009 included an unfavorable foreign currency exchange rate impact of approximately $4.3 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.
Product cost of goods sold. As a percentage of net product sales, product cost of goods sold declined to 31% of net product sales in the three months ended April 5, 2009 compared to 34% of net product sales in the three months ended March 30, 2008. This increase was primarily attributable to improved manufacturing efficiencies including synergies related to the consolidation of our FoxHollow facilities. In our peripheral vascular segment, product cost of goods sold as a percent of net product sales decreased to 33% in the three months ended April 5, 2009 compared to 37% in the three months ended March 30, 2008 as a result of improved manufacturing efficiencies. In our neurovascular segment, product cost of goods sold as a percent of net product sales was 27% in both the three months ended April 5, 2009 and March 30, 2008.
Research collaboration (expense). Expense incurred as a result of our former research collaboration with Merck was $1.6 million for the three months ended March 30, 2008.
Sales, general and administrative expense. Sales, general and administrative expense declined 7% to $55.6 million in the three months ended April 5, 2009 compared to $59.8 million in the three months ended March 30, 2008 primarily as a result of cost management efforts, including a decrease of personnel costs of $3.9 million and a $1.3 million decrease in bad debt expense due to increased collection efforts, offset by a $3.4 million adjustment recorded in the first fiscal quarter 2009 to increase our reserves on the vacated leased facilities as a result of our consolidation of the FoxHollow operations (see Note 5 to our consolidated financial statements). Sales, general and administrative expense as a percentage of net product sales declined to 55% of net product sales in the three months ended April 5, 2009 compared to 63% of net product sales in the three months ended March 30, 2008.
Research and development. Research and development expense declined 1% to $11.6 million in the three months ended April 5, 2009 compared to $11.7 million in the three months ended March 30, 2008. Research and development expense was 12% of net product sales in each of the three months ended April 5, 2009 and March 30, 2008.
Amortization of intangible assets. Amortization of intangible assets declined 29% to $5.8 million in the three months ended April 5, 2009 compared to $8.2 million in the three months ended March 30, 2008 primarily due to lower gross intangible balances as a result of the impairment charges we recognized in the fourth fiscal quarter 2008 and second fiscal quarter 2008, and certain intangible assets becoming fully amortized. In the fourth fiscal quarter 2008, we made the decision to discontinue selling a developed technology acquired in our FoxHollow acquisition and as a result, we impaired the remaining carrying value of the developed technology and recognized a $5.6 million intangible asset impairment charge. During the fourth fiscal quarter 2008, we also assessed the distribution rights intangible asset associated with our former agreement with Invatec to distribute their PTA balloons and recognized a $1.3 million intangible asset impairment charge. During the second fiscal quarter 2008, as a result of the termination of the Merck & Co., Inc. amended and restated collaboration and license agreement between Merck and FoxHollow, we recorded an asset impairment charge of $10.5 million to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow, as no further cash flows were expected to be generated from the agreement.
Gain on investments, net. Gain on investments, net was $4.1 million in the three months ended April 5, 2009 and was attributed to a $4.1 million realized gain on the sale of non-strategic investment assets.
Interest expense (income), net. Interest expense (income), net was an expense of $213,000 in the three months ended April 5, 2009 compared to income of $441,000 in the three months ended March 30, 2008. This decrease was due primarily to lower average cash balances and decreased interest rates in the first fiscal quarter 2009 compared to the first fiscal quarter 2008. Interest expense for the first fiscal quarter 2009 was $277,000 and interest income was $64,000. Interest expense for the first fiscal quarter 2008 was $276,000 and interest income was $717,000.

Other expense (income), net. Other expense (income), net was an expense of $2.2 million in the three months ended April 5, 2009 compared to income of $2.4 million in the three months ended March 30, 2008. The other expense (income), net in each of the three months ended April 5, 2009 and March 30, 2008 was primarily due to foreign currency exchange rate gains and losses. The stronger U.S. dollar compared to the Euro negatively impacted our Euro designated accounts receivable in the first fiscal quarter 2009.
Income tax (benefit) expense. We recorded a worldwide tax benefit of $192,000 for the three months ended April 5, 2009. We are required to record income tax expense or benefit on a worldwide basis for each fiscal quarter in 2009 in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No 18, Accounting for Income Taxes for Interim Periods and interpretation of APB Opinion No. 28 (“FIN 18”). According to FIN 18, a tax benefit is required to be recorded in an interim period where a loss is incurred if the company anticipates ordinary income for the current year. For the year ending December 31, 2009, we expect to incur income taxes in certain foreign jurisdictions in an amount similar to the prior year. We also expect to incur alternative minimum tax and state income tax in several states.
We incurred modest levels of income tax expense in the three months ended March 30, 2008 related to certain of our European sales offices.
Liquidity and Capital Resources

	April 5,	December 31,
Balance Sheet Data	2009	2008
	(in thousands)
Cash and cash equivalents	$66,914	$59,652
Total current assets	192,271	187,123
Total assets	719,001	720,664
Total current liabilities	60,003	67,448
Long-term debt	5,833	6,458
Total liabilities	74,983	80,123
Total stockholders’ equity	644,018	640,541
Cash and cash equivalents. Our cash and cash equivalents available to fund our current operations were $66.9 million and $59.7 million at April 5, 2009 and December 31, 2008, respectively. We believe our cash and cash equivalents and current financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. Our cash is primarily invested in highly liquid prime or treasury money market funds which we believe are not subject to the risks inherent in the capital markets.
Letters of credit and restricted cash. As of April 5, 2009, we had outstanding commitments of $4.4 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.
Operating activities. Cash provided by operations during the three months ended April 5, 2009 was $6.5 million compared to $31.0 million used in operations during the three months ended March 30, 2008. During the three months ended April 5, 2009, our net loss included approximately $12.3 million of non-cash charges for depreciation and amortization and non-cash stock-based compensation expense as compared with $15.9 million during the first quarter 2008. We generated cash from operations during the first quarter 2009 as a result of our improved operating results as well as strong working capital management. Cash flow from operations for the three months ended April 5, 2009 include a reduction of accrued expenses and other liabilities associated with the payment of annual bonuses of approximately $9.0 million. In the three months ended March 30, 2008, the cash used in operations was primarily a result of our net loss and increased working capital requirements during the periods, which contained certain non-recurring items. These non-recurring items included deferred revenue of $6.2 million associated with our research collaboration agreement with Merck, an increase in accrued litigation of $15.4 million as a result of our coil litigation settlement and an increase in the restructuring accrual of $2.9 million which was related to our acquisition of FoxHollow. We expect to continue to focus on improving our cash position during 2009.
Investing activities. Cash provided by investing activities during the three months ended April 5, 2009 was $1.2 million compared to cash used in investing activities of $1.7 million during the three months ended March 30, 2008. During the three months ended April 5, 2009, we received $4.1 million in proceeds from the sale of non-strategic investment assets. We also increased our restricted cash by $1.4 million and purchased $732,000 of property and equipment and $681,000 of patents and licenses. During the three months ended March 30, 2008, we purchased $3.1 million of property and equipment and $579,000 of patents and licenses. We also received $2.0 million in proceeds from the sale of short-term investments. Historically, our capital expenditures have consisted of purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment. We expect to continue to make investments in property and equipment and to incur approximately $14 million in capital expenditures during the fiscal year 2009.
Financing activities. Cash provided by financing activities was $563,000 and $382,000 during the three months ended April 5, 2009 and March 30, 2008, respectively. During the first fiscal quarters of both 2009 and 2008, cash provided by financing activities was generated primarily from proceeds from employee stock purchases and stock option exercises and offset by payments on our term loan with Silicon Valley Bank.
Contractual cash obligations. Our contractual cash obligations as of December 31, 2008 are set forth in our annual report on Form 10-K for the year ended December 31, 2008. There has been no material change in those obligations, other than the fact that on April 2, 2009, we entered into a lease agreement with Talcott III Atria, LLC to rent approximately 75,000 square feet of space at 3033 Campus Drive, Plymouth, Minnesota, for an initial term of 80 months expected to commence on November 1, 2009. Subject to certain conditions, we may extend the term of the lease for up to two additional terms of five years at the then market rate for rent. Pursuant to the lease agreement, the monthly rental payment will be approximately $95,000, subject to annual increases. In addition to base rent, we will pay a certain percentage of the annual real estate taxes and operating expenses of the building. We intend to use the new location for our corporate and U.S. peripheral vascular business headquarters. Our current corporate and U.S. peripheral vascular business headquarters are located in a 50,000 square foot building in Plymouth, Minnesota and are subject to a lease that extends to February 28, 2010.
Financing history. We have generated significant operating losses since our inception. These operating losses, including cumulative non-cash charges for acquired in-process research and development of $199.4 million, have resulted in an accumulated deficit of $1.1 billion as of April 5, 2009. Historically, our liquidity needs have been met through public and private offerings, our bank financing with Silicon Valley Bank, our acquisition of FoxHollow, and more recently, from cash generated from operations.
Credit facility. Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., which we collectively refer to as the “borrowers,” are parties to a loan and security agreement, with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit expires on June 25, 2010 and the term loan matures on June 23, 2012. As of April 5, 2009, we had $8.3 million outstanding under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $1.8 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit to approximately $48.2 million. We refer you to the information contained in Note 9 to our consolidated financial statements for further discussion of our existing financing arrangements.
Other liquidity information. We refer you to the information contained in Note 13 to our consolidated financial statements and our annual report on Form 10-K for our fiscal year ended December 31, 2008 for further discussion of earn-out contingencies and pending and threatened litigation related thereto as a result of one of our previous acquisitions and a previous acquisition by FoxHollow.
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, continuing acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of pending and threatened litigation. We believe that our cash and cash equivalents and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. However, there is no assurance that additional funding will not be needed prior to such time. In the event that we require additional working capital to fund future operations and any future acquisitions, we may sell shares of our common stock or other equity securities, sell debt securities, or enter into additional credit and financing arrangements with one or more independent institutional lenders. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.

Credit risk. Our accounts receivable balance was $72.8 million, both at April 5, 2009 and December 31, 2008. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of April 5, 2009, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce our cash flow from operations. We have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.
Related Party Transactions
We refer you to the information contained in Note 15 to our consolidated financial statements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K for the year ended December 31, 2008.
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
Recent Accounting Pronouncements
On January 1, 2008, we adopted the required provisions of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) for financial assets and liabilities. See Note 3 for further discussion of the impact the adoption of SFAS 157 had on our results of operations and financial condition. The implementation of SFAS 157 did not have a material impact on our consolidated financial statements.
In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”) which delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted these standards at the beginning of our 2009 fiscal year. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued. The implementation of FSP 157-3 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (“IASB”) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.
SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. We adopted these standards at the beginning of our 2009 fiscal year. Because these standards are generally applied prospectively, except as they relate to acquired income tax contingencies and reversals of valuation allowances related to previous acquisitions, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008. The new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented. The implementation of SFAS No. 141(R) and SFAS No. 160 did not have a material impact on our consolidated financial statements during the three months ended April 5, 2009.
Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by us orally from time to time that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies, the outcome of contingencies such as legal proceedings, and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	The effect of current worldwide economic conditions on our business, operating results and financial condition, including reduced demand for procedures using our products, the volatility and uncertainty in the capital markets and the availability of credit to our distributors, customers and suppliers;

•	History of operating losses, negative cash flow and failure to achieve our goal of sustained profitability;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Failure to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all or to comply with other applicable laws and regulations, including without limitation the Federal Anti-Kickback Statute and similar healthcare fraud and abuse laws, the Foreign Corrupt Practices Act and regulations prohibiting the promotion of off-label uses and products for which marketing clearance has not been obtained;

•	Fluctuations in foreign currency exchange rates, especially the effect of a stronger U.S. dollar against the Euro, and interest rates;

•	Lack of market acceptance of new products;

•	Lack of demand for our atherectomy products, due in part to increased competition and lack of long-term clinical data regarding their safety and efficacy;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Dependence upon our stents and atherectomy products for a significant portion of our product sales;

•	Risk of technological obsolescence, failure to develop innovative and successful new products and technologies and delays in product introduction;

•	Risks associated with clinical trials;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Future additional charges associated with the impairment in the value of our goodwill and other intangible assets;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Disruption in our ability to manufacture our products;

•	Ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•	Risks associated with previous and future acquisitions, including the incurrence of additional debt, contingent liabilities and expenses and obligations to make significant milestone payments not currently reflected in our financial statements;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Exposure to adverse side effects from our products and product liability claims;

•	Failure to obtain additional capital when needed or on acceptable terms;

•	Fluctuations in quarterly operating results as a result of seasonality and other items, such as the number and mix of products sold in the quarter; competition; regulatory actions; the timing of new product introductions; the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; field inventory levels; changes in average selling prices; the availability and cost of components and materials; foreign currency exchange rate fluctuations; effect of revenue recognition policies; timing of operating expenses in anticipation of sales; unanticipated expenses; costs related to acquisitions; special charges and fluctuations in investment returns on cash balances;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain countries, their reliance on credit to purchase our products and their recent tendency to reduce their inventories of our products in light of the tightened credit markets;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank or inability to access funds under our revolving line of credit due to borrowing base limitations;

•	Changes in and failure to retain or replace senior management or other key employees and the avoidance of business disruption and employee distraction as we continue to execute restructuring activities;

•	Adverse changes in applicable laws or regulations;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Changes in generally accepted accounting principles;

•	Effects of pending and threatened litigation;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I — Item 1A. Risk Factors” on pages 31 through 55 of such report.
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
Interest Rate Risk
Borrowings under our revolving line of credit with Silicon Valley Bank bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of April 5, 2009, we had no borrowings under our revolving line of credit and had $8.3 million in borrowings under the term loan. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $42,000 on an annual basis.
At April 5, 2009, our cash and cash equivalents were $66.9 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $27,000 on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Approximately 26% and 23% of our net sales were denominated in foreign currencies in the three months ended April 5, 2009 and March 30, 2008, respectively. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.
Approximately 77% and 76% of our net sales denominated in foreign currencies in the three months ended April 5, 2009 and March 30, 2008, respectively, were derived from European Union countries and were denominated in the Euro. Our principal foreign currency exchange rate risks exist between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other expense (income), net in our consolidated financial statements. We recorded foreign currency transaction loss of $2.2 million and gain of $2.4 million in the three months ended April 5, 2009 and March 30, 2008, respectively, related to the translation of our foreign denominated net receivables into U.S. dollars. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. During fourth fiscal quarter 2008, however, we entered into a forward exchange contract to hedge our exposure to foreign currency exchange rate fluctuations associated with our Euro denominated accounts receivable. The forward contract was settled prior to the end of the fourth fiscal quarter 2008 and there were no outstanding forward exchange contracts as of April 5, 2009. We may consider hedging our exposure to foreign currency exchange rates in the future. At April 5, 2009, we had Euro denominated accounts receivable and cash of approximately 21.5 million and 2.7 million, respectively. A 10% increase in the foreign exchange rate between the U.S. dollar and the Euro as a result of the weakening dollar would have the effect of approximately a $3.2 million foreign currency transaction gain. A 10% decrease in the foreign currency exchange rate between the U.S. dollar and the Euro as a result of the strengthening dollar would have the effect of approximately a $3.2 million foreign currency transaction loss.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended April 5, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings in Note 13 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I — Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results. There has been no material change in those risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the first fiscal quarter ended April 5, 2009, we did not issue any shares of our common stock or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the first fiscal quarter ended April 5, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Office Lease for Atria Corporate Center, dated April 2, 2009, by and between Talcott III Atria, LLC and ev3 Inc. (Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2009 (File No. 000-51348))

10.2	ev3 Inc. Employee Performance Incentive Compensation Plan Effective January 1, 2009 (Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 20, 2009 (File No. 000-51348))

10.3	Offer Letter dated January 5, 2009 between ev3 Inc. and Shawn McCormick (Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348))

10.4	Employment Agreement effective as of January 19, 2009 between ev3 Endovascular, Inc. and Shawn McCormick (Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348))

10.5	Form of Change in Control Agreement effective as of January 19, 2009 among ev3 Inc., ev3 Endovascular, Inc. and Shawn McCormick (Incorporated by reference to Exhibit 10.3 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348))

10.6	Form of Indemnification Agreement effective as of January 19, 2009 between ev3 Inc. and Shawn McCormick (Incorporated by reference to Exhibit 10.4 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348))

10.7	Separation Agreement and Release of Claims effective as of January 19, 2009 between ev3 Endovascular, Inc. and Patrick D. Spangler (Incorporated by reference to Exhibit 10.5 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348))

10.8	Consulting Agreement effective as of January 20, 2009 between ev3 Endovascular, Inc. and Patrick D. Spangler (Incorporated by reference to Exhibit 10.6 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

May 5, 2009	ev3 Inc.
	By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Shawn McCormick
Shawn McCormick
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Office Lease for Atria Corporate Center, dated April 2, 2009, by and between Talcott III Atria, LLC and ev3 Inc.	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2009 (File No. 000-51348)

10.2	ev3 Inc. Employee Performance Incentive Compensation Plan Effective January 1, 2009	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 20, 2009 (File No. 000-51348)

10.3	Offer Letter dated January 5, 2009 between ev3 Inc. and Shawn McCormick	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)

10.4	Employment Agreement effective as of January 19, 2009 between ev3 Endovascular, Inc. and Shawn McCormick	Incorporated by reference to Exhibit 10.2 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)

10.5	Form of Change in Control Agreement effective as of January 19, 2009 among ev3 Inc., ev3 Endovascular, Inc. and Shawn McCormick	Incorporated by reference to Exhibit 10.3 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)

10.6	Form of Indemnification Agreement effective as of January 19, 2009 between ev3 Inc. and Shawn McCormick	Incorporated by reference to Exhibit 10.4 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)

10.7	Separation Agreement and Release of Claims effective as of January 19, 2009 between ev3 Endovascular, Inc. and Patrick D. Spangler	Incorporated by reference to Exhibit 10.5 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)

10.8	Consulting Agreement effective as of January 20, 2009 between ev3 Endovascular, Inc. and Patrick D. Spangler	Incorporated by reference to Exhibit 10.6 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009 (File No. 000-51348)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith