Form 10-Q
period 2009-07-05
ev3 Inc.
filed 2009-08-03
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2009, there were 112,100,408 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended July 5, 2009

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
All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	July 5,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$60,356	$59,652
Accounts receivable, less allowances of $8,302 and $8,098, respectively	77,178	72,814
Inventories, net	45,455	47,687
Prepaid expenses and other assets	6,597	6,970

Total current assets	189,586	187,123
Restricted cash	3,438	1,531
Property and equipment, net	27,343	30,681
Goodwill	367,311	315,654
Other intangible assets, net	267,621	185,292
Other assets	615	383

Total assets	$855,914	$720,664

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,293	$15,657
Accrued compensation and benefits	24,020	29,547
Accrued liabilities	22,788	19,744
Current portion of long-term debt	2,500	2,500

Total current liabilities	68,601	67,448
Long-term debt	5,208	6,458
Other long-term liabilities	56,182	6,217

Total liabilities	129,991	80,123

Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of July 5, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued and outstanding: 112,063,008 shares at July 5, 2009 and 105,822,444 at December 31, 2008	1,121	1,058
Additional paid in capital	1,819,703	1,756,832
Accumulated deficit	(1,094,481)	(1,116,661)
Accumulated other comprehensive loss	(420)	(688)

Total stockholders’ equity	725,923	640,541

Total liabilities and stockholders’ equity	$855,914	$720,664

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Sales

Product sales	$109,086	$101,509	$209,481	$196,559
Research collaboration	—	6,208	—	12,415

Net sales	109,086	107,717	209,481	208,974

Operating expenses:
Product cost of goods sold	30,478	34,290	61,466	66,260
Research collaboration	—	1,899	—	3,547
Sales, general and administrative	54,961	65,936	110,609	125,764
Research and development	12,310	14,054	23,888	25,780
Amortization of intangible assets	5,814	7,941	11,642	16,184
Contingent consideration	196	—	196	—
Intangible asset impairment	—	10,459	—	10,459

Total operating expenses	103,759	134,579	207,801	247,994
Income (loss) from operations	5,327	(26,862)	1,680	(39,020)

Other expense (income):
Gain on investments, net	(5)	(400)	(4,072)	(400)
Interest expense (income), net	222	85	435	(356)
Other (income) expense, net	(711)	345	1,497	(2,087)

Income (loss) before income taxes	5,821	(26,892)	3,820	(36,177)
Income tax (benefit) expense	(18,168)	530	(18,360)	1,015

Net income (loss)	$23,989	$(27,422)	$22,180	$(37,192)

Earnings per share:

Net income (loss) per common share:

Basic	$0.23	$(0.26)	$0.21	$(0.36)

Diluted	$0.23	$(0.26)	$0.21	$(0.36)

Weighted average shares outstanding:
Basic	105,763,801	104,247,782	105,403,406	104,176,206

Diluted	106,314,906	104,247,782	105,687,023	104,176,206

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	July 5, 2009	June 29, 2008
Operating activities
Net income (loss)	$22,180	$(37,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,282	22,639
Contingent consideration	196	—
Provision for bad debts and sales returns	(588)	2,304
Provision for inventory obsolescence	4,070	5,367
Gain on sale or disposal of investments and assets, net	(4,057)	(400)
Stock compensation expense	7,324	8,623
Intangible asset impairment	—	10,459
Deferred income taxes	(18,998)	—
Change in operating assets and liabilities, net of acquired:
Accounts receivable	(2,924)	(9,064)
Inventories	(1,288)	(7,798)
Prepaid expenses and other assets	1,072	2,380
Accounts payable	2,498	(3,714)
Accrued expenses and other liabilities	(303)	(25,475)
Deferred revenue	—	(4,915)

Net cash provided by (used in) operating activities	26,464	(36,786)

Investing activities
Proceeds from investments	4,081	9,744
Purchase of investments	(300)	—
Purchase of property and equipment	(2,414)	(6,443)
Purchase of patents and licenses	(1,097)	(1,853)
Proceeds from sale of assets	—	49
Acquisitions, net of cash acquired	(24,735)	(7,627)
Change in restricted cash	(1,909)	524

Net cash used in investing activities	(26,374)	(5,606)
Financing activities
Payments on long-term debt and capital lease obligations	(1,337)	(1,863)
Debt issuance costs	—	203
Proceeds from exercise of stock options	386	682
Proceeds from employee stock purchase plan	2,043	859
Other	—	(312)

Net cash provided by (used in) financing activities	1,092	(431)

Effect of exchange rate changes on cash	(478)	512

Net increase (decrease) in cash and cash equivalents	704	(42,311)
Cash and cash equivalents, beginning of period	59,652	81,060

Cash and cash equivalents, end of period	$60,356	$38,749

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
ev3 Inc. (“we,” “our” or “us”) is a global endovascular company focused on identifying and treating peripheral vascular disease, including in particular lower extremity arterial disease, and neurovascular disease. We develop, manufacture and market a wide range of products that include stents, atherectomy plaque excision products, thrombectomy and embolic protection devices, percutaneous transluminal angioplasty (“PTA”) balloons and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, flow diversion devices, flow directed and other micro catheters, occlusion balloon systems and neuro stents for the neurovascular market. We market our products in the United States, Europe, Canada and other countries through a direct sales force and through distributors in certain other international markets.
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
Our consolidated financial statements include the financial results of Chestnut Medical Technologies, Inc. (“Chestnut”) subsequent to the acquisition date of June 23, 2009.
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the second fiscal quarters of 2009 and 2008 ended on July 5 and June 29, respectively.
We have evaluated all subsequent events through August 3, 2009, the date the financial statements were issued.
Critical Accounting Policies and Estimates
Except for the contingent consideration policy as noted below, there have been no material changes to our critical accounting policies and estimates as described in Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.
Contingent Consideration
Contingent consideration is recorded at the acquisition-date estimated fair value of the contingent milestone payment for all acquisitions subsequent to January 1, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value included in our consolidated statements of operations.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007) Business Combinations (“SFAS 141(R)”) and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the

International Accounting Standards Board (“IASB”) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.
SFAS 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. We adopted these standards at the beginning of our 2009 fiscal year. The new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior period financial information presented. See Note 5 for further discussion of the impact the adoption of SFAS141(R) had on our results of operations and financial conditions as a result of our Chestnut acquisition in the second quarter 2009.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted SFAS 165 for the three months ended July 5, 2009. The implementation of SFAS 165 did not have a material impact on our consolidated financial statements.
In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”), which amend the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R). The FSP also requires enhanced disclosure when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. We adopted FSP 142-3 as of January 1, 2009. The adoption did not have a significant impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), establishing the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification reorganizes current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. On the effective date, all then-existing non-SEC accounting literature and reporting standards are superseded and deemed nonauthoritative. The FASB will no longer update or maintain the superseded standards. We will adopt this standard for the quarter ended October 4, 2009. The adoption of FAS 168 is not expected to have a material impact on our consolidated financial statements, however, the Codification will affect the way we reference authoritative guidance in our consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of July 5, 2009 and December 31, 2008, we held approximately $39.6 million and $45.6 million, respectively, in money market accounts measured at fair value on a recurring basis using Level 1 inputs. The adoption of SFAS 157 did not result in an impact to any of our financial assets or liabilities which were previously measured at fair value.
In the second quarter 2009, in connection with our acquisition of Chestnut, we entered into an agreement to pay an additional milestone-based payment of cash and equity upon the U.S. Food and Drug Administration (FDA) pre-market approval of the Pipeline Embolization Device (“Pipeline”). In accordance with SFAS 141(R), we have recorded the acquisition-date estimated fair value of the contingent milestone payment of $37.3 million as a component of the consideration transferred in exchange for the equity interests of Chestnut using Level 3 inputs. The acquisition-date fair value was measured based on the probability adjusted present value of the cash expected to be paid. The probability adjusted cash flows were discounted at 26%, the weighted average cost of capital for the Chestnut transaction. We will remeasure the fair value of the contingent milestone payment each period using Level 3 inputs. The fair value of the contingent milestone payment was $37.5 million as of July 5, 2009 using Level 3 inputs and is reflected in “Other long-term liabilities” in our consolidated balance sheets. The change in fair value from the date of acquisition to July 5, 2009 of approximately $196,000 is reflected as “Contingent consideration” in our consolidated statements of operations for the three and six months ended July 5, 2009.

Three and Six
Months Ended
July 5, 2009
Purchase price contingent consideration	$37,275
Change in fair value included in earnings	196

Balance as of July 5, 2009	$37,471

4. Stock-Based Compensation
The following table presents the stock-based compensation (in thousands) recorded in our consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Stock-Based Compensation Charges:
Product cost of goods sold	$237	$179	$481	$476
Sales, general and administrative	3,016	3,443	6,114	7,036
Research and development	360	270	728	1,111

	$3,613	$3,892	$7,323	$8,623

In the six months ended July 5, 2009, we granted options to purchase an aggregate of approximately 1.9 million shares of our common stock, 724,000 shares of restricted stock and 91,000 restricted stock units at a weighted average fair value of $2.69, $6.50 and $5.93 per share, respectively, which will be recognized on a straight-line basis over the requisite service period, which, for the substantial majority of these grants, is four years. As of July 5, 2009, we had outstanding options to purchase an aggregate of 10.3 million shares of our common stock, of which options to purchase an aggregate of 6.0 million shares were exercisable as of such date. In addition, we have 1.7 million shares of restricted stock and 305,000 restricted stock units outstanding as of July 5, 2009.

We had $35.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of July 5, 2009. That cost is expected to be recognized over a weighted-average period of 2.71 years.
In the six months ended July 5, 2009, we issued 80,640 shares of common stock upon exercise of options, 709,455 shares from restricted stock grants, net of cancellations and repurchases, and 389,959 shares under our employee stock purchase plan.
5. Chestnut Medical Acquisition
On June 23, 2009, we acquired Chestnut Medical Technologies, Inc., a privately held, California-based company focused on developing minimally invasive therapies for interventional neuroradiology. The transaction broadens our neurovascular product portfolio by adding the Pipeline Embolization Device for the treatment of cerebral aneurysms and the Alligator Retrieval Device for foreign body retrieval to our existing neurovascular embolic product and access technologies.
We acquired 100 percent of the equity interests of Chestnut for total consideration valued at $116.7 million, consisting of upfront consideration of common stock and cash, as well as an additional milestone-based contingent payment of up to $75.0 million, payable in a combination of common stock and equity, upon FDA pre-market approval of the Pipeline device.
The following table presents the purchase price (in thousands) for the acquisition:

Purchase
Price
Consideration
Equity consideration	$53,186
Cash consideration	26,240

Total cash and equity	$79,426
Contingent consideration	37,275

Total purchase price consideration	$116,701

We issued 5,060,510 shares of our common stock, with an estimated fair value of $53.2 million. The estimated fair value per share of common stock of $10.51 was based on the closing price of our common stock on the date of the acquisition, June 23, 2009. The cash consideration, net of cash acquired, was approximately $24.7 million. We have also incurred approximately $1.0 million in direct acquisition costs, all of which were expensed as incurred.
In addition, we have agreed to pay an additional milestone-based payment of cash and equity upon the FDA pre-market approval of the Pipeline device. This milestone-based contingent payment could range from: (1) $75 million upon FDA approval prior to October 1, 2011, (2) $75 million less $3.75 million per month upon FDA approval from October 1, 2011 through December 31, 2012 and (3) no payment required if FDA approval is not obtained by December 31, 2012. The milestone-based payment of up to $75.0 million will consist of cash and equity paid in the form of shares of our common stock ranging from 30% cash and 70% equity to 85% cash and 15% equity, of the total required payment. In accordance with SFAS 141(R), we have recorded the acquisition-date estimated fair value of the contingent milestone payment of $37.3 million as a component of the consideration transferred in exchange for the equity interests of Chestnut. The acquisition-date fair value was measured based on the probability adjusted present value of the consideration expected to be transferred. The fair value of the contingent milestone payment was remeasured as of July 5, 2009 at $37.5 million and is reflected in “Other long-term liabilities” in our consolidated balance sheets. The change in fair value of approximately $196,000 is reflected as “Contingent consideration” in our consolidated statements of operations for the three and six months ended July 5, 2009.
The acquisition has been accounted for under the acquisition method pursuant to SFAS 141(R). Our consolidated financial statements include the financial results of Chestnut subsequent to the acquisition date of June 23, 2009.
The assets acquired and liabilities assumed in the Chestnut acquisition were measured and recognized at their fair values, with limited exceptions, at the date of the acquisition. The excess of purchase price consideration over the net acquisition date amounts of the identifiable assets acquired and liabilities assumed measured in accordance with SFAS 141(R) was recognized as goodwill, and reflects the future cost benefit we expect from leveraging our commercial operations to market the acquired products. None of the goodwill or intangible assets resulting from our acquisition of Chestnut are deductible for tax purposes. The following table summarizes the preliminary value (in thousands) recognized related to the identifiable intangible assets; tangible assets, net of liabilities assumed; net deferred tax liabilities and the residual goodwill that were acquired as part of the acquisition of Chestnut:

June 23,
2009
Intangible assets	$93,070
Tangible assets acquired, net of liabilities assumed	820
Deferred tax liabilities acquired, net	(29,147)
Goodwill	51,957

Estimated value of identifiable tangible and intangible assets, net deferred tax liabilities and goodwill	$116,701

In connection with the Chestnut acquisition, we recorded deferred tax liabilities of $29.1 million, which includes $19.0 million related to amortizable intangible assets and $10.1 million related to indefinite-lived acquired in-process research and development. The deferred tax liabilities of $19.0 million related to the amortizable intangibles reduces our net deferred tax assets by a similar amount and in a manner that will provide predictable future taxable income over the asset amortization period. As a result, we reduced our pre-acquisition valuation allowance against deferred tax assets by $19 million, which has been reflected as an income tax benefit in our consolidated statements of operations in accordance with SFAS 141(R) and SFAS 109. Although the deferred tax liability of $10.1 million, related to acquired in process research and development also reduces our net deferred tax assets by a comparable amount, it does so in a manner that does not provide predictable future taxable income because the related asset is indefinite-lived. Therefore the valuation allowance against deferred tax assets was not reduced as a result of this item and we have reported the net $10.1 million deferred tax liability under the caption “Other long-term liabilities” in our consolidated balance sheet.
The following table presents the preliminary allocation of the purchase consideration to identifiable intangible assets acquired, excluding goodwill and the weighted average amortization period in total and by major intangible asset class (in thousands):

		Weighted
		Average
		Amortization
	Fair Value	Period
Intangible Asset Description	Assigned	(in years)
Developed and core technology	$64,130	12
Customer and distributor relationships	220	3
Trademarks and tradenames	960	5
Non-compete agreements	360	3

Total amortizable intangible assets acquired	$65,670	11

Acquired in-process research and development	27,400	Indefinite

Total intangible assets acquired (excluding goodwill)	$93,070

The acquired in-process research and development asset relates to the Pipeline Embolization Device, which is a new class of embolization device that is designed to divert blood flow away from an aneurysm in order to provide a complete and durable aneurysm embolization while maintaining patency of the parent vessel. This asset is recognized and measured at the estimated fair value at the date of acquisition using an appraisal. As of the date of the acquisition, the in-process project had not yet reached technological feasibility in the United States and had no alternative use. The primary basis for determining technological feasibility of the project in the United States is obtaining FDA regulatory approval to market the device.
The income approach was used to determine the fair value of the acquired in-process research and development asset. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to the present value. The costs to complete each project were based on estimated direct project expenses as well as the remaining labor hours and related overhead costs. In arriving at the value of the acquired in-process research and development project, we considered the project’s stage of completion, the complexity of the work to be completed, the costs already incurred, and the remaining costs to complete the project, the contribution of core technologies, the expected introduction date and the estimated useful life of the technology. We expect to incur approximately $8.0 million to obtain the regulatory approval required to commercialize the Pipeline device in the United States. The discount rate used to arrive at the present value of acquired in-process research and development as of the date of the acquisition was approximately 27% and was based on the time value of money and medical technology investment risk factors.
In accordance with SFAS 141(R), the value attributable to this project, which had not yet obtained regulatory approval in the United States, has been capitalized as an indefinite lived intangible asset. Development costs incurred on this project after the acquisition are charged to expense as incurred. If the project is not successful, or completed in a timely manner, we may not realize the financial benefit expected from this project. Upon completion of development and the obtaining of regulatory approval in the United States, this asset will be an amortizable intangible asset.
Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of the acquisition based on management’s assessment and include an inventory step-up.
6. Restructuring
On October 4, 2007, we acquired FoxHollow Technologies, Inc. (“FoxHollow”), a medical device company that designs, develops, manufacturers and sells medical devices primarily for the treatment of peripheral artery disease. In conjunction with the acquisition of FoxHollow, our management began to assess and formulate a plan to restructure certain activities of FoxHollow and to terminate certain contractual agreements assumed in the acquisition. A significant portion of these costs related to management’s plan to reduce the workforce and include costs for severance and change of control provisions provided for under certain FoxHollow employment contracts. The workforce reductions began during the fourth fiscal quarter 2007 and were completed as the end of the third fiscal quarter 2008. The unpaid portion of the workforce reductions represents salary continuance which was paid over subsequent periods. We finalized our restructuring costs in conjunction with our plans to consolidate our manufacturing and other operations including the closure of our facilities located in Redwood City, California, which we acquired in connection with our acquisition of FoxHollow. We have completed the relocation of the sales, manufacturing and research and development activities performed in FoxHollow’s Redwood City facilities to our existing facilities located in Irvine, California and Plymouth, Minnesota. Provisions with respect to the restructuring activities of FoxHollow were recognized under Emerging Issues Task Force (“EITF”) Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). During the three months ended April 5, 2009, it was determined the estimated salary continuance costs to be incurred were $300,000 less than the amount previously estimated. In accordance with EITF 95-3, an adjustment to the purchase price allocation was made to reduce the restructuring accrual and the amount allocated to goodwill. In addition, in the first quarter 2009, in light of the current economic environment and continued downward pressures in the California real estate markets, we revised certain sub-lease rental assumptions related to our vacated leased FoxHollow facilities, which resulted in an increased liability related to future lease payments of $3.4 million. The changes in assumptions relate to the additional time it will likely take to find a sub-lessor and the rental rate of the sub-lessor. Since this adjustment was made as a result of changes in market conditions subsequent to the acquisition and was made outside of the purchase price allocation period, the adjustment was included in the determination of net income (loss) for the six months ended July 5, 2009 and is reflected in sales, general, and administrative expenses on the consolidated statement of operations.
The following table represents a summary of activity (in thousands) associated with the FoxHollow restructuring accruals that occurred during the six months ended July 5, 2009. The unpaid portion of these costs are included in accrued compensation and benefits, accrued liabilities, and other long-term liabilities for the periods presented:

			Adjustments
		Adjustments to	Reflected in
	Balance at	Purchase Price	Consolidated		Balance at
	December 31,	Allocation	Statements of		July 5,
	2008	(EITF 95-3)	Operations	Amounts Paid	2009
Workforce reductions	$670	$(300)	$(49)	$(321)	$—
Termination of contractual commitments	7,495	—	3,421	(1,592)	9,324

Total	$8,165	$(300)	$3,372	$(1,913)	$9,324

7. Inventories
Inventories consist of the following (in thousands):

	July 5, 2009	December 31, 2008
Raw materials	$11,743	$10,472
Work in-progress	4,770	4,144
Finished goods	36,878	43,408

	53,391	58,024
Inventory reserve	(7,936)	(10,337)

Inventory, net	$45,455	$47,687

Our consigned inventory balance was $19.8 million and $20.9 million as of July 5, 2009 and December 31, 2008, respectively.
8. Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	July 5, 2009	December 31, 2008
Machinery and equipment	$33,764	$29,550
Office furniture and equipment	19,172	18,466
Leasehold improvements	14,635	14,131
Construction in progress	2,979	5,670

	70,550	67,817
Less:
Accumulated depreciation and amortization	(43,207)	(37,136)

Property and equipment, net	$27,343	$30,681

Total depreciation expense for property and equipment was $2.9 million and $5.7 million for the three and six months ended July 5, 2009, respectively, and $2.9 million and $5.9 million for the three and six months ended June 29, 2008, respectively.
9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the six months ended July 5, 2009 are as follows (in thousands):

	Peripheral
	Vascular	Neurovascular	Total
Balance as of December 31, 2008	$230,400	$85,254	$315,654
Adjustment to goodwill related to acquisition of FoxHollow (Note 6)	(300)	—	(300)
Goodwill related to acquisition of Chestnut (Note 5)	—	51,957	51,957

Balance as of July 5, 2009	$230,100	$137,211	$367,311

Other intangible assets consist of the following (in thousands):

	Weighted	July 5, 2009			December 31, 2008
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and licenses	5.0	$16,276	$(6,990)	$9,286	$15,413	$(6,264)	$9,149
Developed technology	11.0	260,147	(73,873)	186,274	196,016	(66,312)	129,704
Trademarks and tradenames	8.0	13,182	(4,964)	8,218	12,222	(4,457)	7,765
Customer relationships	10.0	56,314	(20,227)	36,087	56,094	(17,967)	38,127
Acquired in-process research and development	—	27,400	—	27,400	—	—	—
Distribution rights	2.5	—	—	—	7,966	(7,419)	547
Other intangible assets	3.0	360	(4)	356	—	—	—

Other intangible assets		$373,679	$(106,058)	$267,621	$287,711	$(102,419)	$185,292

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight-line basis. Customer relationships are amortized using both straight-line and accelerated methods that approximate the pattern of economic benefit. Acquired in-process research and development is an indefinite lived intangible asset until it reaches technological feasibility, at which time it would become a finite lived asset and be amortized over its estimated useful life.
Total amortization of other intangible assets was $5.8 million and $11.6 million for the three and six months ended July 5, 2009, respectively, and $7.9 million and $16.1 million for the three and six months ended June 29, 2008, respectively.
The estimated amortization expense, inclusive of amortization expense already recorded for the six months ended July 5, 2009 and excluding any possible future amortization associated with acquired in-process research and development which has not reached technological feasibility, for the next five years ending December 31 is as follows (in thousands):

2009	$24,632
2010	25,322
2011	23,763
2012	23,545
2013	23,190
10. Intangible Asset Impairment
In the second quarter 2008, Merck & Co., Inc. notified us that it was exercising its right to terminate the amended and restated collaboration and license agreement, dated September 26, 2006, between Merck and FoxHollow, effective July 22, 2008. Under the terms of the agreement, which was amended in July 2007 in connection with our acquisition of FoxHollow, Merck had the right to terminate the agreement if FoxHollow’s founder and former chief executive officer, was no longer a director of our company other than in the event of his death or disability. As a result of this individual’s resignation from our board of directors in February 2008, Merck had the right to terminate the agreement at any time during the six-month period thereafter. Based upon the status of the ongoing negotiations with Merck, an impairment indicator existed at June 29, 2008. As a result of the termination of the Merck collaboration and license agreement, we recorded an asset impairment charge of $10.5 million during the second quarter 2008 to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow.
11. Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 5, 2009	December 31, 2008
Term loan	$7,708	$8,958
Less: current portion	(2,500)	(2,500)

Total long-term debt	$5,208	$6,458

Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. which we collectively refer to as the “borrowers,” are parties to a loan and security agreement with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and $10.0 million term loan. The revolving line of credit expires June 25, 2010 and the term loan matures on June 23, 2012. Pursuant to the terms of the loan agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $10.0 million. As of July 5, 2009, we had $7.7 million in outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $1.3 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit as of July 5, 2009 to approximately $48.7 million.
Borrowings under the revolving line of credit bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. Silicon Valley Bank’s prime rate at July 5, 2009 was 4.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears. Principal amounts outstanding under the term loan are payable in 48 consecutive equal monthly installments on the last day of each month. We incurred $150,000 of debt issuance costs which are being amortized over the term of the revolving line of credit.
Both the revolving line of credit and term loan are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries which are not borrowers. The loan agreement requires ev3 Inc. to maintain on a consolidated basis a minimum adjusted quick ratio of at least 0.75 to 1.00, measured as of the last day of each month, and to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for certain non-cash items, of at least $5.0 million for the second fiscal quarter 2009, at least $7.5 million for the third fiscal quarter 2009, and at least $10.0 million for the fourth fiscal quarter 2009 and each fiscal quarter thereafter, each measured as of the last calendar day of each such fiscal quarter.
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
The loan agreement contains customary events of default, including the failure to make required payment, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement may be accelerated. We were in compliance with required covenants at July 5, 2009 and expect to remain in compliance for the foreseeable future.
Annual maturities of our long-term debt are as follows (in thousands):

Remaining 2009	$1,250
2010	2,500
2011	2,500
2012	1,458

Total	$7,708

12. Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	July 5, 2009	December 31, 2008
Contingent consideration (see Note 5)	$37,471	$—
Deferred tax liability (see Note 5 and 14)	10,149	—
Other long-term liabilities	8,562	6,217

Total other long-term liabilities	$56,182	$6,217

13. Gain on Investments, Net
Gain on investments, net of $4.1 million for the six months ended July 5, 2009 was attributed to the divestiture of non-strategic investments.
14. Income Taxes
We use an estimated annual effective tax rate in determining our quarterly provision for income taxes in accordance with FASB Interpretation No 18, Accounting for Income Taxes for Interim Periods and interpretation of APB Opinion No. 28 (“FIN 18”). We have recorded an income tax benefit of $18.2 million and $18.4 million for the three and six months ended July 5, 2009, respectively. The income tax benefit for these periods reflect a reduction in the valuation allowance of $19.0 million, which offsets expected foreign income taxes and U.S. alternative minimum tax.
In connection with the Chestnut acquisition, we recorded deferred tax liabilities of $29.1 million, which includes $19.0 million related to amortizable intangible assets and $10.1 million related to indefinite-lived acquired in-process research and development. The deferred tax liabilities of $19.0 million related to the amortizable intangibles reduces our net deferred tax assets by a similar amount and in a manner that will provide predictable future taxable income over the asset amortization period. As a result, we reduced our pre-acquisition valuation allowance against deferred tax assets by $19 million, which has been reflected as an income tax benefit in our consolidated statements of operations in accordance with SFAS 141(R) and SFAS 109. Although the deferred tax liability of $10.1 million, related to acquired in process research and development also reduces our net deferred tax assets by a comparable amount, it does so in a manner that does not provide predictable future taxable income because the related asset is indefinite-lived. Therefore the valuation allowance against deferred tax assets was not reduced as a result of this item and we have reported the net $10.1 million deferred tax liability under the caption “Other long-term liabilities” in our consolidated balance sheet.
We have assessed all available evidence to determine the necessity of maintaining a valuation allowance for our deferred tax assets. A full valuation allowance has been recorded against our remaining net deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be utilized. If it is determined in a future period that it is more likely than not that the deferred tax assets will be utilized, we will reverse all or part of the valuation allowance for our deferred tax assets.
For the three and six months ended June 29, 2008, we recorded income tax expense of $530,000 and $1.0 million, respectively, related to operations in certain foreign jurisdictions.

15. Other Comprehensive Income (Loss)
The following table provides a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net income (loss)	$23,989	$(27,422)	$22,180	$(37,192)
Changes in unrealized losses on investments	—	407	—	—
Changes in foreign currency translation	(75)	99	269	(22)

Total comprehensive income (loss)	$23,914	$(26,916)	$22,449	$(37,214)

16. Commitments and Contingencies
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
Total non-cancelable minimum lease commitments, including rent expense related to operating leases for the six months ended July 5, 2009, are as follows (in thousands):

Years ending December 31:
2009	$7,551
2010	6,790
2011	4,610
2012	3,266
2013	2,910
Thereafter	8,408

$33,535

Rent expense related to non-cancelable operating leases was $1.3 million and $2.6 million for the three and six months ended July 5, 2009, respectively, and $1.8 million and $3.5 million for the three and six months ended June 29, 2008.
During the first quarter 2009, we recorded an adjustment to our lease termination reserve associated with three FoxHollow leased facilities located in California which we effectively abandoned during fiscal year 2008 as part of our consolidation strategy. Future rental expense for these facilities will be offset by the amortization of the lease termination reserve and sublease payments received. For additional discussion regarding the termination of these contractual commitments see Note 6.
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at July 5, 2009. These future payments are subject to foreign currency exchange rate risk.

Letters of Credit
As of July 5, 2009, we had outstanding commitments of $4.2 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.
Contingent Consideration
Under the terms of the acquisition agreement relating to our acquisition of Chestnut, we may be obligated to make an additional milestone-based payment of cash and equity totaling up to $75 million upon the FDA pre-market approval of the Pipeline device. This milestone-based contingent payment could range from: (1) $75 million upon FDA approval prior to October 1, 2011, (2) $75 million less $3.75 million per month upon FDA approval from October 1, 2011 through December 31, 2012 and (3) no payment required if FDA approval is not obtained by December 31, 2012. The milestone based payment of up to $75.0 million, at our election, will consist of cash ranging from 30% to 85% and equity ranging from 15% to 70% of the total required payment. For additional discussion regarding the contingent consideration see Note 5.
Other Contingencies
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
In July 2006, August 2006 and February 2007, three separate shareholder class action complaints were filed against FoxHollow and two of its officers in the U.S. District Court for the Northern District of California. These cases were subsequently consolidated into a single matter. The plaintiffs are seeking to represent a class of purchasers of FoxHollow’s common stock from May 13, 2005 to January 26, 2006. The complaints generally allege that false or misleading statements were made concerning FoxHollow’s management and seek unspecified monetary damages. On

May 27, 2008, the U.S. District Court dismissed the consolidated case without leave to amend the complaint and judgment was enforced that day against the plaintiffs. The plaintiffs subsequently filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on June 20, 2008. The appeal is still pending. Because these matters are in early stages and because of the complexity of the cases, we cannot estimate the possible loss or range of loss, if any, associated with their resolution. However, there can be no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition, results of operations or cash flows of a future period.
In February 2007, David Martin, FoxHollow’s former chief operating officer, filed a wrongful termination and defamation suit against FoxHollow and one of its officers in the Superior Court of the State of California, San Mateo County. In March 2007, the Superior Court granted Martin’s petition to compel arbitration of his claims and arbitration is currently in its initial stages. The complaint is based on substantially similar facts and circumstances as the class action complaints and derivative actions described above. Martin generally alleges that he was terminated from his employment in violation of the covenant of good faith and fair dealing and in retaliation for actions he had the legal right to take. Martin seeks economic damages in excess of $10 million, plus non-economic and exemplary damages. On May 1, 2007, the Court granted Martin’s petition to compel arbitration. The arbitration proceeding is still pending. Because this matter is in an early stage and because of the complexity of the case, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition or results of operations.
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
We sell our products through a direct sales force in the United States, Europe, Canada and other countries as well as through distributors in certain other international markets. Our customers include a broad physician base consisting of vascular surgeons, neurosurgeons, other endovascular specialists, radiologists, neuroradiologists and cardiologists.

Certain prior year assets have been reclassified to conform to the current year presentation. The following is segment information (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net sales

Net product sales:

Peripheral vascular:
Atherectomy	$22,109	$24,932	$40,417	$47,632
Stents	29,659	27,128	57,833	51,160
Thrombectomy and embolic protection	7,914	7,097	15,961	13,052
Procedural support and other	12,331	11,633	24,004	23,059

Total peripheral vascular	72,013	70,790	138,215	134,903

Neurovascular:
Embolic products	21,644	17,431	41,191	35,295
Neuro access and delivery products and other	15,429	13,288	30,075	26,361

Total neurovascular	37,073	30,719	71,266	61,656

Total net product sales	109,086	101,509	209,481	196,559

Research collaboration:	—	6,208	—	12,415

Total net sales	$109,086	$107,717	$209,481	$208,974

Gross profit
Peripheral vascular	$49,736	$44,554	$94,131	$84,962
Neurovascular	28,872	22,665	53,884	45,337
Research collaboration	—	4,309	—	8,868

Total gross profit (1)	$78,608	$71,528	$148,015	$139,167

Operating expense	73,281	98,390	146,335	178,187

Income (loss) from operations	$5,327	$(26,862)	$1,680	$(39,020)

	July 5,	December 31,
	2009	2008
Total assets
Peripheral vascular	$531,504	$545,588
Neurovascular	324,410	175,076

Total	$855,914	$720,664

(1)	Gross profit for internal measurement purposes is defined as net sales less cost of goods sold excluding amortization of intangible assets.
The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Geographic Data
Net Sales
United States	$67,695	$71,869	$129,349	$138,321
International	41,391	35,848	80,132	70,653

Total net sales	$109,086	$107,717	$209,481	$208,974

	July 5,	December 31,
	2009	2008
Long-lived Assets
United States	$26,245	$29,603
International	1,098	1,078

Total long-lived assets	$27,343	$30,681

18. Related Party Transaction
During the second quarter 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two-year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), who collectively owned over 50% of our outstanding common stock at that time and together with Vertical Group, L.P. (“Vertical”) have two designees on our board of directors, owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. Lepu purchased peripheral vascular products from us that we recognized as revenue totaling approximately $507,000 and $2.5 million for the three and six months ended July 5, 2009, respectively, and $400,000 and $1.5 million for three and six months ended June 29, 2008, respectively. As of July 5, 2009 and June 29, 2008, Lepu owed us approximately $1.3 million and $280,000, respectively, that is included in accounts receivable.
19. Net Income (Loss) Per Common Share
SFAS No. 128, Earnings Per Share (“SFAS 128”), requires the presentation of basic and diluted earnings per share. Basic net earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted net earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted, to the extent dilutive, by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares we could have repurchased with the proceeds from the potentially dilutive shares. Potentially dilutive shares include options to purchase shares of our common stock and other share-based awards granted under our share-based compensation plans.
The weighted-average number of common shares outstanding for basic and diluted earnings per share purposes is as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Weighted-average number of shares outstanding, basic	105,763,801	104,247,782	105,403,406	104,176,206
Common stock equivalents:
Stock options	165,504	—	109,341	—
Stock awards	385,601	—	174,276	—

Weighted-average number of shares outstanding, diluted	106,314,906	104,247,782	105,687,023	104,176,206
In connection with our Chestnut acquisition, we may be obligated to make an additional milestone-based payment of cash and equity totaling up to $75 million upon the FDA pre-market approval of the Pipeline device. The contingently issuable shares of common stock associated with the equity portion of the milestone-based contingent payment are not included in our basic or diluted shares outstanding. For additional discussion regarding our potential milestone-based contingent payment see Note 5.
The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Stock options	8,187,386	9,425,095	9,911,104	9,578,373
Restricted stock awards and restricted stock units	519,120	996,447	826,938	1,095,913

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
We are a leading global endovascular company focused on identifying and treating peripheral vascular disease, including, in particular, lower extremity arterial disease, and neurovascular disease. Since our founding in 2000, we have been dedicated to developing innovative, breakthrough and clinically proven technologies and solutions for the treatment of peripheral vascular and neurovascular diseases, a strategy that we believe is uncommon in the medical device industry. We believe our unique approach of focusing on emerging and under-innovated opportunities, which treat peripheral vascular and neurovascular disease, allows us to compete with smaller companies that have narrow product lines and lack an international sales force and infrastructure, yet also compete with larger companies that do not have our focus and agility.
We believe the overall market for endovascular devices will, in the long term, grow as the demand for minimally invasive treatment of vascular diseases and disorders we believe will continue to increase. We intend to capitalize on this market opportunity by the continued introduction of new products. We expect to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with targeted acquisitions or other external collaborations. In June 2009, we acquired Chestnut Medical Technologies, Inc., a then privately held, California-based company focused on developing minimally invasive therapies for interventional neuroradiology. The transaction broadens our neurovascular product portfolio by adding the Pipeline Embolization Device for the treatment of cerebral aneurysms and the Alligator Retrieval Device for foreign body retrieval to our existing embolic product and access technologies. In October 2007, we acquired FoxHollow Technologies, Inc. FoxHollow’s principal product is the SilverHawk Plaque Excision System, which is a minimally invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our direct sales organization in existing geographic markets, and our continuing focus to increase the efficiency of our existing direct sales organization.
Our product portfolio includes a broad spectrum of approximately 100 products consisting of over 1,500 SKUs, including stents, atherectomy plaque excision products, embolic protection and thrombectomy products, and percutaneous transluminal angioplasty, or PTA balloons, and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, flow diversion devices, flow directed and other micro catheters, occlusion balloon systems and neuro stents for the neurovascular market. As a result of our FoxHollow acquisition, we were engaged in research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease. Our collaboration and license agreement with Merck was terminated by Merck effective July 22, 2008. We subsequently reached an arrangement with Merck to accomplish an orderly wind-down of our research collaboration activities during the remainder of 2008.
Our management, including our chief executive officer, who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular segment contains products that are used primarily in peripheral vascular procedures by interventional radiologists, vascular surgeons and interventional cardiologists. Our neurovascular segment contains products that are used primarily by neuroradiologists, interventional neurologists and neurosurgeons. Our sales activities and operations are aligned closely with our business segments. We generally have dedicated peripheral vascular sales teams in the United States, Europe, Canada and other international countries that target customers who perform primarily peripheral vascular procedures and separate, dedicated neurovascular sales teams in such countries that are specifically focused on our neurovascular business customer base.
We have direct sales capabilities in the United States, Europe, Canada and other countries and have established distribution relationships in selected international markets. We sell our products through a direct sales force and independent distributors in over 65 countries. Our sales and marketing infrastructure included 350 professionals as of July

5, 2009 which consisted of 303 sales professionals in the United States, Europe and Canada. Our direct sales representatives accounted for approximately 87% and 86% of our net product sales during both the three and six months ended July 5, 2009 with the balance generated by independent distributors. In the third fiscal quarter 2009, we plan to sell our neurovascular products in Australia through our direct sales force instead of through our existing distributor.
Our corporate headquarters is located in Plymouth, Minnesota and the sales, manufacturing, and research and development activities of our peripheral vascular business are primarily located in Plymouth, Minnesota, and to a lesser extent, in Irvine, California. We anticipate moving our corporate headquarters during the fourth fiscal quarter 2009 under a lease for new space in Plymouth, Minnesota that we signed in April 2009. The sales, manufacturing and research and development activities of our neurovascular business are primarily located in Irvine, California, although as a result of our recent acquisition of Chestnut, we now have a facility in Menlo Park, California for our neurovascular business. Outside of the United States, our primary office is in Paris, France.
In order to drive sales growth, we have invested heavily throughout our history in not only the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals. A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products. Building on the success we have experienced to date with our Axium coils, we are preparing for the launch of two new versions of the Axium coil, the Axium PGLA and Axium Nylon microfilament coils, which we expect to launch during fourth fiscal quarter 2009. We also are planning to launch our new APOLLO delivery catheter for our Onyx liquid embolic for the treatment of brain arterial-venous malformations, or AVMs, which we expect to be available in certain markets in the second half of 2009. We also are planning to launch several new access products for the neurovascular market throughout the remainder of 2009, including product upgrades and line extensions for our neuro balloons and guidewires. Our U.S. distribution agreement with Invatec S.r.l., under which we distributed the Sailor Plus, Submarine Plus, Admiral Xtreme and Amphirion Deep PTA catheters and the Diver C.E. Thrombus Aspiration Catheter, expired on December 31, 2008, though we were permitted to continue to sell our remaining inventory of Invatec products through the end of June 2009. In January 2009, we launched two PTA balloon catheters — the EverCross 0.035” and NanoCross 0.014” on a worldwide basis and believe they have been well received in the marketplace. During the second half of 2009, we expect to launch additional sizes of these PTA balloon catheters.
We expect to continue our focus to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products. To accomplish this, we have a number of clinical trials underway and others that are currently in development, including our DURABILITY II trial in the United States with the objective of expanding our EverFlex stent’s U.S. indication to include treatment of peripheral artery disease; and our DEFINITIVE trial series designed to expand the clinical evidence supporting the value of our SilverHawk and RockHawk Plaque Excision Systems to drive increased procedure adoption, expand clinical indications and support the use of atherectomy as a front-line therapy. In our neurovascular business, we are planning our Solitaire with Immediate Flow Restoration, or SWIFT, study under a U.S. investigational device exemption, or IDE, to obtain FDA clearance for our Solitaire neuro stent, and as a result of our acquisition of Chestnut, we are currently conducting two clinical studies, PUFS and COCOA, under investigational device exemptions from the FDA, investigating the use of the Pipeline Embolization Device in the treatment of uncoilable aneurysms and coilable aneurysms, respectively.
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
Summary of Second Fiscal Quarter 2009 Financial Results and Outlook
During our second fiscal quarter 2009 we achieved profitability. We did so as a result of sales growth, improvement in our gross margin and continued expense control. Our operating results for our second fiscal quarter 2009 reflect sales growth across our neurovascular and peripheral vascular segments and expansion of our international business. During the second fiscal quarter 2009, we closed our acquisition of Chestnut, adding a new platform for future revenue and earnings growth that complements our neurovascular product portfolio and leverages the strength of our neurovascular sales channel and established customer relationships. Under the terms of the agreement and plan of merger with Chestnut, we may be obligated to make a milestone payment of up to $75 million if the FDA issues a letter granting pre-market approval for the commercialization of Chestnut’s Pipeline Embolization Device in the United States pursuant to an indication to treat intracranial aneurysms on or before December 31, 2012. Any future changes in the fair value of our contingent consideration will impact our earnings, thereby resulting in potential variability in our earnings until the contingent consideration is resolved. Assuming that we continue to expect to achieve the regulatory milestone, the accounting impact of the future milestone payment will likely negatively impact our future operating results. For additional discussion, see Note 5 of our consolidated financial statements contained elsewhere in this report.
During the remainder of 2009, we intend to remain focused on attaining our goals of achieving revenue growth equal to or slightly above the growth in the markets we compete, sustained profitability, generating cash and expanding our global position in the peripheral vascular and neurovascular markets.
Our second fiscal quarter 2009 results and financial condition included the following items of significance, some of which we expect also may affect our results and financial condition during the remainder of 2009:
•	Net sales of our peripheral vascular products increased 2% to $72.0 million in the second fiscal quarter 2009 compared to the second fiscal quarter 2008 primarily as a result of increased market penetration of our EverFlex family of stents and embolic protection devices, partially offset by a decline in sales of our atherectomy products and sales declines in older generation products. We expect continued penetration with our EverFlex family of stents during the remainder of 2009, although we remain cautious of the current regulatory environment regarding the off-label utilization of devices and increased competition we may experience. During the second fiscal quarter 2009, although our atherectomy sales decreased compared to the second fiscal quarter 2008, they increased compared to the first fiscal quarter 2009 primarily as a result of the restructuring activities and strategic programs we implemented during first fiscal quarter 2009 to improve our sales execution and productivity, including the addition of dedicated SilverHawk specialists, consolidation of some smaller territories and extensive SilverHawk training of our entire U.S. peripheral vascular sales organization and management team. One of our objectives for the remainder of 2009 and beyond is to maximize our atherectomy sales by improving our sales execution and productivity, adding new plaque excision products and developing definitive clinical data to support procedural expansion.

•	Net sales of our neurovascular products increased 21% to $37.1 million in the second fiscal quarter 2009 compared to the second fiscal quarter 2008 primarily as a result of increased market penetration of new and existing products, including in particular our Onyx Liquid Embolic System and our Axium coil, and sales growth in virtually all of our embolic and neuro access and delivery products. As a result of our acquisition of Chestnut, we anticipate a full global launch of the Alligator retrieval device and a launch for the Pipeline device outside the United States during the second fiscal quarter 2009. We believe the Axium coil and Onyx Liquid Embolic System will continue to be primary growth engines for our neurovascular business during the remainder of 2009. Our neurovascular business also should benefit during the remainder of 2009 from new product introductions including our Pipeline, Alligator and Solitaire devices and expanded geographic presence.

•	On a geographic basis, 62% of our net sales for the second fiscal quarter 2009 were generated in the United States and 38% were generated outside the United States. Our international net sales increased 15% to $45.9 million in the second fiscal quarter 2009 compared to the second fiscal quarter 2008 driven by strong results across all product categories. We expect our international business to continue to benefit from our ability to sell our EverCross and NanoCross PTA balloon catheters outside the United States since we were unable to distribute Invatec’s balloon catheters outside the United States. Changes in foreign currency exchange rates had a negative impact on our net sales for the second fiscal quarter 2009 of approximately $4.5 million compared to the second fiscal quarter 2008, principally resulting from the relationship of the U.S. dollar as compared to the Euro. We expect foreign currency exchange rates to continue to have a negative impact on our net sales during the remainder of 2009 compared to our net sales during the same periods during 2008.

•	Sales, general and administrative expenses declined to 50% of net product sales in the second fiscal quarter 2009 compared to 65% in the second fiscal quarter 2008 primarily due to cost management efforts. We expect our sales, general and administrative expenses as a percentage of net product sales to continue to decline during the remainder of 2009 compared to 2008 primarily as a result of our anticipated continued

leverage of our cost structure. We expect to continue to focus on our vital few programs and implement systems and processes to improve our sales execution.

•	Our net income in the second quarter 2009 was $24.0 million, or $0.23 per basic and diluted common share, compared to a net loss of $27.4 million, or $0.26 per share, in the second fiscal quarter 2008. Our net income in the second quarter 2009 includes a tax benefit of $19.0 million triggered by the purchase accounting for our acquisition of Chestnut.

•	Our cash and cash equivalents were $60.4 million at July 5, 2009, a decrease of $6.6 million compared to the end of the first fiscal quarter 2009. This decrease was primarily a result of approximately $24.7 million in net cash paid in conjunction with our acquisition of Chestnut. Cash flow from operating activities was positive for the fourth consecutive quarter, totaling $20.0 million in the second fiscal quarter of 2009. We plan to continue to focus on generating positive cash flow from operations during 2009.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended		Percent	Six Months Ended		Percent
	July 5, 2009	June 29, 2008	Change	July 5, 2009	June 29, 2008	Change
Results of Operations:
Sales
Product sales	$109,086	$101,509	7.5%	$209,481	$196,559	6.6%
Research collaboration	—	6,208	(100.0)%	—	12,415	(100.0)%

Net sales	109,086	107,717	1.3%	209,481	208,974	0.2%
Operating expenses:
Product cost of goods sold (a)	30,478	34,290	(11.1)%	61,466	66,260	(7.2)%
Research collaboration	—	1,899	(100.0)%	—	3,547	(100.0)%
Sales, general and administrative (a)	54,961	65,936	(16.6)%	110,609	125,764	(12.1)%
Research and development (a)	12,310	14,054	(12.4)%	23,888	25,780	(7.3)%
Amortization of intangible assets	5,814	7,941	(26.8)%	11,642	16,184	(28.1)%
Contingent consideration	196	—	100.0%	196	—	100.0%
Intangible asset impairment	—	10,459	(100.0)%	—	10,459	(100.0)%

Total operating expenses	103,759	134,579	(22.9)%	207,801	247,994	(16.2)%
Income (loss) from operations	5,327	(26,862)	(119.8)%	1,680	(39,020)	(104.3)%
Other (income) expense:
Gain on investments, net	(5)	(400)	(98.8)%	(4,072)	(400)	918.0%
Interest expense (income), net	222	85	NM	435	(356)	NM
Other (income) expense, net	(711)	345	NM	1,497	(2,087)	NM

Income (loss) before income taxes	5,821	(26,892)	(121.6)%	3,820	(36,177)	(110.6)%
Income tax (benefit) expense	(18,168)	530	NM	(18,360)	1,015	NM

Net income (loss)	$23,989	$(27,422)	(187.5)%	$22,180	$(37,192)	(159.6)%

Earnings per share:
Net income (loss) per common share:

Basic	$0.23	$(0.26)		$0.21	$(0.36)

Diluted	$0.23	$(0.26)		$0.21	$(0.36)

Weighted average shares outstanding:
Basic	105,763,801	104,247,782		105,403,406	104,176,206

Diluted	106,314,906	104,247,782		105,687,023	104,176,206

(a) Includes stock-based compensation charges of:

Product cost of goods sold	$237	$179		$481	$476
Sales, general and administrative	3,016	3,443		6,114	7,036
Research and development	360	270		728	1,111

	$3,613	$3,892		$7,323	$8,623

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended		Percent	Six Months Ended		Percent
	July 5, 2009	June 29, 2008	Change	July 5, 2009	June 29, 2008	Change
NET SALES BY SEGMENT:
Net product sales:
Peripheral vascular:
Atherectomy	$22,109	$24,932	(11.3)%	$40,417	$47,632	(15.1)%
Stents	29,659	27,128	9.3%	57,833	51,160	13.0%
Thrombectomy and embolic protection	7,914	7,097	11.5%	15,961	13,052	22.3%
Procedural support and other	12,331	11,633	6.0%	24,004	23,059	4.1%

Total peripheral vascular	72,013	70,790	1.7%	138,215	134,903	2.4%

Neurovascular:
Embolic products	21,644	17,431	24.2%	41,191	35,295	16.7%
Neuro access and delivery products and other	15,429	13,288	16.1%	30,075	26,361	14.1%

Total neurovascular	37,073	30,719	20.7%	71,266	61,656	15.6%

Total net product sales	109,086	101,509	7.4%	209,481	196,559	6.6%

Research collaboration:	—	6,208	(100.0)%	—	12,415	(100.0)%

Total net sales	$109,086	$107,717	1.3%	$209,481	$208,974	0.2%

	Three Months Ended		Percent	Six Months Ended		Percent
	July 5, 2009	June 29, 2008	Change	July 5, 2009	June 29, 2008	Change
NET SALES BY GEOGRAPHY:
United States	$67,695	$71,869	(5.8)%	$129,349	$138,321	(6.5)%
International
Before foreign exchange impact	45,930	35,848	28.1%	88,974	70,653	26.0%
Foreign exchange impact	(4,539)	—	—	(8,842)	—	—

Total	41,391	35,848	15.4%	80,132	70,653	13.4%

Total net sales	$109,086	$107,717	1.3%	$209,481	$208,974	0.2%

Comparison of the Three Months Ended July 5, 2009 to the Three Months Ended June 29, 2008
Net sales. Net sales increased 1% to $109.1 million in the three months ended July 5, 2009 compared to $107.7 million in the three months ended June 29, 2008. Our net sales in the three months ended July 5, 2009 did not include any research collaboration revenue compared with $6.2 million of research collaboration revenue for the three months ended June 29, 2008. Net product sales increased 7% to $109.1 million in the three months ended July 5, 2009 compared to $101.5 million in the three months ended June 29, 2008 driven by strong results across all product categories, with the exception of our atherectomy products, which decreased as a result of continued competition.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 2% to $72.0 million in the three months ended July 5, 2009 compared to $70.8 million in the three months ended June 29, 2008. Net sales in our stent product line increased 9% to $29.7 million in the three months ended July 5, 2009 compared to $27.1 million in the three months ended June 29, 2008. This increase was attributable to increased market penetration of our EverFlex family of stents. Net sales of our thrombectomy and embolic protection devices increased 12% to $7.9 million in the three months ended July 5, 2009 compared to $7.1 million in the three months ended June 29, 2008 largely due to increases in sales of our embolic protection devices. Net sales of our procedural support and other products increased 6% to $12.3 million in the three months ended July 5, 2009 compared to $11.7 million in the three months ended June 29, 2008 largely due to the global launch of our EverCross and NanoCross PTA balloons. With regard to our atherectomy business, we continued to face competition and sales declined 11% to $22.1 million in the three months ended July 5, 2009 compared to $24.9 million in the three months ended June 29, 2008.
Net sales of neurovascular products. Net sales of our neurovascular products increased 21% to $37.1 million in the three months ended July 5, 2009 compared to $30.7 million in the three months ended June 29, 2008, driven by increases in all product categories. Net sales of our embolic products increased 24% to $21.6 million in the three months ended July 5, 2009 compared to $17.4 million in the three months ended June 29, 2008 primarily due to the continued market penetration of the Onyx Liquid Embolic System and the Axium coil. Sales of our neuro access and delivery products and other increased 16% to $15.4 million in the three months ended July 5, 2009 compared to $13.3 million in the three months ended June 29, 2008 largely as a result of volume increases across multiple product lines including our guidewires, catheters and neuro balloons.
Research collaboration (revenue). Revenue from our former research collaboration with Merck was $6.2 million for the three months ended June 29, 2008.
Net sales by geography. Net sales in the United States were $67.7 million in the three months ended July 5, 2009 compared to $71.8 million in the three months ended June 29, 2008. Net sales in the United States in the three months ended June 29, 2008 included $6.2 million in research collaboration revenue from Merck. Net product sales in the United States increased in the three months ended July 5, 2009 compared to the three months ended June 29, 2008 primarily as a result of increased market penetration of our Onyx Liquid Embolic System, embolic protection devices, and EverFlex stent. International net sales increased 15% to $41.4 million in the three months ended July 5, 2009 compared to $35.9 million in the three months ended June 29, 2008 and represented 38% and 35% of our total net product sales during the three months ended July 5, 2009 and June 29, 2008, respectively. International growth was driven by an increase in market penetration of embolic protection devices, neuro stents, EverFlex stents, Axium coil and atherectomy products. Our international net sales in the three months ended July 5, 2009 included an unfavorable foreign currency exchange rate impact of approximately $4.5 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.
Product cost of goods sold. As a percentage of net product sales, product cost of goods sold declined to 28% of net product sales in the three months ended July 5, 2009 compared to 34% of net product sales in the three months ended June 29, 2008. This decrease was primarily attributable to improved manufacturing efficiencies including synergies related to the consolidation of our FoxHollow manufacturing operations, margin improvement associated with selling our own line of PTA balloons, general production improvement initiatives and increased volumes. In our peripheral vascular segment, product cost of goods sold as a percent of net product sales decreased to 31% in the three months ended July 5, 2009 compared to 37% in the three months ended June 29, 2008 as a result of improved manufacturing efficiencies. In our neurovascular segment, product cost of goods sold as a percent of net product sales decreased to 22% in the three months ended July 5, 2009 compared to 26% in the three months ended June 29, 2008 as a result of increased volumes.
Research collaboration (expense). Expense incurred as a result of our former research collaboration with Merck was $1.9 million for the three months ended June 29, 2008.
Sales, general and administrative. Sales, general and administrative expense declined 17% to $55.0 million in the three months ended July 5, 2009 compared to $65.9 million in the three months ended June 29, 2008 primarily as a result of cost management efforts, including a decrease of personnel costs of $1.9 million and marketing costs of $2.2 million. In connection with the resignation of our former chairman, president and chief executive officer, we made and expensed a lump sum cash payment of $1.3 million and incurred $1.5 million of non-cash stock-based compensation expense in second fiscal quarter 2008. Sales, general and administrative expense as a percentage of net product sales declined to 50% of net product sales in the three months ended July 5, 2009 compared to 65% of net product sales in the three months ended June 29, 2008.
Research and development. Research and development expense decreased 12% to $12.3 million in the three months ended July 5, 2009 compared to $14.1 million in the three months ended June 29, 2008. This decrease was primarily due to continued focus on the vital few projects as well as leverage from the Redwood City facility shutdown in the second quarter of 2008. Research and development expense decreased to 11% of net sales in the three months ended July 5, 2009 compared to 13% of net sales in the three months ended June 29, 2008.
Amortization of intangible assets. Amortization of intangible assets declined 27% to $5.8 million in the three months ended July 5, 2009 compared to $7.9 million in the three months ended June 29, 2008 primarily due to lower gross intangible balances as a result of the impairment charges we recognized in 2008 and certain intangible assets becoming fully amortized.

Contingent consideration. Under the terms of the agreement and plan of merger with Chestnut, we may be obligated to make a milestone payment of up to $75 million upon the FDA pre-market approval of the Pipeline device. The change in fair value of the contingent consideration for the three months ended July 5, 2009 was $196,000. We anticipate we will likely incur significant charges or recognize significant benefit associated with future changes in fair value of the contingent consideration. For additional discussion, see Note 3 and Note 5 of our consolidated financial statements contained elsewhere in this report.
Intangible asset impairment. We recognized an intangible asset impairment of $10.5 million in the three months ended June 29, 2008 which was a result of the termination of the Merck collaboration and license agreement. See Note 10 to our consolidated financial statements contained elsewhere in this report for further information regarding intangible asset impairment.
Interest expense (income), net. Interest expense (income), net was an expense of $222,000 in the three months ended July 5, 2009 compared to an expense of $85,000 in the three months ended June 29, 2008. This increase was due primarily to lower levels of interest income on invested cash balances due to lower interest rates in the second fiscal quarter 2009 compared to the second fiscal quarter 2008. Interest expense for the second fiscal quarter 2009 was $274,000 and interest income was $52,000. Interest expense for the second fiscal quarter 2008 was $304,000 and interest income was $219,000.
Other (income) expense, net. Other (income) expense, net was income of $711,000 in the three months ended July 5, 2009 compared to expense of $345,000 in the three months ended June 29, 2008. The other (income) expense, net in each of the three months ended July 5, 2009 and June 29, 2008 was primarily due to net foreign currency exchange rate gains and losses. The volatility of the U.S. dollar compared to the Euro and other currencies positively impacted our Euro designated accounts receivable in the second fiscal quarter 2009. This impact was reduced by the loss of $1.6 million incurred on a forward exchange contract we entered into during the second fiscal quarter 2009 to partially hedge our exposure to foreign currency exchange rate fluctuations. The forward contract was settled prior to the end of the second fiscal quarter 2009. There were no outstanding forward exchange contracts as of July 5, 2009.
Income tax (benefit) expense. We recorded a worldwide tax benefit of $18.2 million for the three months ended July 5, 2009 compared to an expense of $530,000 for the three months ended June 29, 2008. In connection with our acquisition of Chestnut, we have established net deferred tax liabilities which resulted in the reversal of $19.0 million of existing deferred tax valuation allowance. In accordance with FAS 141(R), the reversal of our deferred tax valuation is recorded as a tax benefit on our consolidated statements of operations. For the three months ended June 29, 2008, we incurred modest levels of income tax expense related to certain of our European sales offices.
Comparison of the Six Months Ended July 5, 2009 to the Six Months Ended June 29, 2008
Net sales. Net sales increased to $209.5 million in the six months ended July 5, 2009 compared to $209.0 million in the six months ended June 29, 2008. Our net sales in the six months ended July 5, 2009 did not include any research collaboration revenue compared with $12.4 million of research collaboration revenue for the six months ended June 29, 2008. Net product sales increased 7% to $209.5 million in the six months ended July 5, 2009 compared to $196.6 million in the six months ended June 29, 2008 driven by strong results across all product categories, with the exception of our atherectomy products, which decreased due to continued competition.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 2% to $138.2 million in the six months ended July 5, 2009 compared to $134.9 million in the six months ended June 29, 2008. Net sales in our stent product line increased 13% to $57.8 million in the six months ended July 5, 2009 compared to $51.1 million in the six months ended June 29, 2008. This increase was attributable to increased market penetration of our EverFlex family of stents. Net sales of our thrombectomy and embolic protection devices increased 22% to $16.0 million in the six months ended July 5, 2009 compared to $13.1 million in the six months ended June 29, 2008 largely due to increases in sales of our embolic protection devices. Net sales of our procedural support and other products increased to $24.0 million in the six months ended July 5, 2009 compared to $23.1 million in the six months ended June 29, 2008. With regard to our atherectomy business, we continued to face competition and sales declined to $40.4 million in the six months ended July 5, 2009 compared to $47.6 million in the six months ended June 29, 2008.
Net sales of neurovascular products. Net sales of our neurovascular products increased 16% to $71.3 million in the six months ended July 5, 2009 compared to $61.7 million in the six months ended June 29, 2008, driven by increases in all product categories. Net sales of our embolic products increased 17% to $41.2 million in the six months ended July 5,

2009 compared to $35.3 million in the six months ended June 29, 2008 primarily due to the continued market penetration of the Onyx Liquid Embolic System, Axium coil and neuro stents. Sales of our neuro access and delivery products and other increased 14% to $30.1 million in the six months ended July 5, 2009 compared to $26.4 million in the six months ended June 29, 2008 largely as a result of volume increases across multiple product lines including our guidewires, catheters and neuro balloons.
Research collaboration (revenue). Revenue from our former research collaboration with Merck was $12.4 million for the six months ended June 29, 2008.
Net sales by geography. Net sales in the United States were $129.3 million in the six months ended July 5, 2009 compared to $138.3 million in the six months ended June 29, 2008. Net sales in the United States in the six months ended June 29, 2008 included $12.4 million in research collaboration revenue from Merck. Net product sales in the United States increased in the six months ended July 5, 2009 compared to the six months ended June 29, 2008 primarily as a result of increased market penetration of our EverFlex stent, Onyx Liquid Embolic System and embolic protection devices. International net sales increased 13% to $80.1 million in the six months ended July 5, 2009 compared to $70.7 million in the six months ended June 29, 2008 and represented 38% and 36% of our total net product sales during the six months ended July 5, 2009 and June 29, 2008, respectively. International growth was driven by an increase in market penetration of neuro stents, embolic protection devices, atherectomy products, Axium coil, and EverFlex stents. Our international net sales in the six months ended July 5, 2009 included an unfavorable foreign currency exchange rate impact of approximately $8.8 million principally resulting from the relationship of the Euro to the U.S. dollar in comparison with the year-ago quarter.
Product cost of goods sold. As a percentage of net product sales, product cost of goods sold declined to 29% of net product sales in the six months ended July 5, 2009 compared to 34% of net product sales in the six months ended June 29, 2008. This decrease was primarily attributable to improved manufacturing efficiencies including synergies related to the consolidation of our FoxHollow manufacturing operations, margin improvement associated with selling our own line of PTA balloons, general production improvement initiatives and increased volumes. In our peripheral vascular segment, product cost of goods sold as a percent of net product sales decreased to 32% in the six months ended July 5, 2009 compared to 37% in the six months ended June 29, 2008 as a result of improved manufacturing efficiencies. In our neurovascular segment, product cost of goods sold as a percent of net product sales decreased to 24% in the six months ended July 5, 2009 compared to 26% in the six months ended June 29, 2008 as a result of increased volumes.
Sales, general and administrative. Sales, general and administrative expense declined 12% to $110.6 million in the six months ended July 5, 2009 compared to $125.8 million in the six months ended June 29, 2008 primarily as a result of our cost management efforts, including a decrease of personnel costs of $2.4 million and marketing costs of $2.0 million. In connection with the resignation of our former chairman, president and chief executive officer, we made and expensed a lump sum cash payment of $1.3 million and incurred $1.5 million of non-cash stock-based compensation expense in second fiscal quarter 2008. Sales, general and administrative expense as a percentage of net product sales declined to 53% of net product sales in the three months ended July 5, 2009 compared to 64% of net product sales in the three months ended June 29, 2008.
Research and development. Research and development expense decreased 7% to $23.9 million in the six months ended July 5, 2009 compared to $25.8 million in the six months ended June 29, 2008. This decrease was primarily due to continued focus on the vital few projects as well as leverage from the Redwood City facility shutdown in the first half of 2008. Research and development expense decreased to 11% of net sales in the six months ended July 5, 2009 compared to 13% of net sales in the six months ended June 29, 2008.
Amortization of intangible assets. Amortization of intangible assets decreased to $11.6 million in the six months ended July 5, 2009 compared to $16.2 million in the six months ended June 29, 2008 primarily as a result of lower gross intangible balances as a result of the impairment charges we recognized in 2008 and certain intangible assets becoming fully amortized.
Contingent consideration. The change in fair value of our contingent consideration in connection with our acquisition of Chestnut was $196,000 for the six months ended July 5, 2009. For additional discussion, see Note 5 of our consolidated financial statements contained elsewhere in this report.
Intangible asset impairment. Intangible asset impairment was $10.5 million in the six months ended June 29, 2008 and was a result of the termination of the Merck collaboration and license agreement. See Note 10 to our consolidated financial statements contained elsewhere in this report.

Gains on investments, net. Gain on investments, net was $4.1 million in the six months ended July 5, 2009 and was attributed to a $4.1 million realized gain on the sale of non-strategic investment assets in the first fiscal quarter 2009.
Interest expense (income), net. Interest expense (income), net was expense of $435,000 in the six months ended July 5, 2009 compared to income of $356,000 in the six months ended June 29, 2008. This change was due primarily to lower interest rates on our cash balance in the six months ended July 5, 2009 compared to the same period last year. Interest expense for the six months ended July 5, 2009 was $551,000 and interest income was $116,000. Interest expense for the six months ended June 29, 2008 was $580,000 and interest income was $936,000.
Other (income) expense, net. Other (income) expense, net was expense of $1.5 million in the six months ended July 5, 2009 compared to expense of $2.1 million in the six months ended June 29, 2008. The other (income) expense, net in each of the six months ended July 5, 2009 and June 29, 2008 was primarily due to net foreign currency exchange rate gains and losses. The volatility of the U.S. dollar compared to the Euro and other currencies negatively impacted our Euro designated accounts receivable during the first fiscal quarter 2009 and positively impacted our Euro designated accounts receivable during the second fiscal quarter 2009. Other expense, net for the six months ended July 5, 2009 includes a loss of $1.6 million on a forward exchange contract we entered into during the second fiscal quarter 2009 to partially hedge our exposure to foreign currency exchange rate fluctuations. The forward contract was settled prior to the end of the second fiscal quarter 2009 and there were no outstanding forward exchange contracts as of July 5, 2009.
Income tax expense. We recorded a worldwide tax benefit of $18.4 million for the six months ended July 5, 2009 compared to an expense of $1.0 million for the six months ended June 29, 2008. In connection with our acquisition of Chestnut, we have established net deferred tax liabilities which resulted in the reversal of $19.0 million of existing deferred tax valuation allowance. In accordance with FAS 141(R), the reversal of our deferred tax valuation is recorded as a tax benefit on our consolidated statements of operations. For the six months ended June 29, 2008, we incurred modest levels of income tax expense related to certain of our European sales offices.
Liquidity and Capital Resources

	July 5,	December 31,
Balance Sheet Data	2009	2008
	(in thousands)
Cash and cash equivalents	$60,356	$59,652
Total current assets	189,586	187,123
Total assets	855,914	720,664
Total current liabilities	68,601	67,448
Long-term debt	5,208	6,458
Total liabilities	129,991	80,123
Total stockholders’ equity	725,923	640,541
Cash and cash equivalents. Our cash and cash equivalents available to fund our current operations were $60.4 million and $59.7 million at July 5, 2009 and December 31, 2008, respectively. We believe our cash and cash equivalents and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. Our cash is primarily invested in highly liquid prime or treasury money market funds.
Letters of credit and restricted cash. As of July 5, 2009, we had outstanding commitments of $4.2 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.
Operating activities. Cash provided by operations during the six months ended July 5, 2009 was $26.5 million compared to $36.8 million used in operations during the six months ended June 29, 2008. We generated cash from operations during the first and second fiscal quarters 2009 as a result of our improved operating results and continued working capital management. During the six months ended July 5, 2009, our net income included an income tax benefit of $19.0 million recorded in connection with our acquisition of Chestnut (see Note 5 of our consolidated financial statements). Our net income also included approximately $24.6 million of non-cash charges for depreciation and amortization and non-cash stock-based compensation expense as compared with $31.3 million during the first six months of 2008. In the six months ended June 29, 2008, cash used in operations was primarily a result of our net loss and increased working capital requirements during the prior periods, which contained certain non-recurring items. These non-recurring items included deferred revenue of $12.4 million associated with our former research collaboration with Merck, an increase in accrued litigation of $15.4 million as a result of our coil litigation settlement, and $10.5 million related to the Merck asset impairment. We expect to continue to focus on strong cash flow from operations during the remainder of 2009.
Investing activities. Cash used in investing activities was $26.4 million during the six months ended July 5, 2009 compared to $5.6 million used in investing activities during the six months ended June 29, 2008. During the second fiscal quarter 2009 in connection with the acquisition of Chestnut, we used net cash of $24.7 million to pay the cash portion of the acquisition consideration to Chestnut’s stockholders. During the six months ended July 5, 2009, we also received $4.1 million in proceeds from the sale of non-strategic investment assets, increased our restricted cash by $1.9 million and purchased $2.4 million of property and equipment and $1.1 million of patents and licenses. Cash used in investing activities during the six months ended June 29, 2008 was primarily due to $7.5 million paid in connection with an earn-out contingency of a previous acquisition, purchases of $6.4 million of property and equipment and $1.9 million of patents and licenses, partially offset by $9.7 million in proceeds from the sale of short-term investments.
Financing activities. Cash provided by financing activities was $1.1 million during the six months ended July 5, 2009 compared to cash used in financing activities of $431,000 during the six months ended June 29, 2008. During the six months ended July 5, 2009, cash provided by financing activities was generated primarily from proceeds of employee stock purchase plan purchases, partially offset by payments on our term loan with Silicon Valley Bank. Cash used in financing activities during the six months ended June 29, 2008 reflects payments on our term loan with Silicon Valley Bank, partially offset by proceeds from stock option exercises and employee stock purchase plan purchases.
Contractual cash obligations. Except as noted below, our contractual cash obligations as of December 31, 2008 are set forth in our annual report on Form 10-K for the year ended December 31, 2008.
Under the terms of the Chestnut acquisition agreement, we may be obligated to make an additional milestone-based payment of cash and equity totaling up to $75 million upon the FDA pre-market approval of the Pipeline device. This milestone-based contingent payment could range from: (1) $75 million upon FDA approval prior to October 1, 2011, (2) $75 million less $3.75 million per month upon FDA approval from October 1, 2011 through December 31, 2012 and (3) no payment required if FDA approval is not obtained by December 31, 2012. The milestone-based payment of up to $75.0 million, at our election, will consist of cash and equity ranging from 30% cash and 70% equity to 85% cash and 15% equity, of the total required payment.
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
Financing history. Although we recognized net income during the second fiscal quarter 2009, prior to such time, we have generated significant operating losses including cumulative non-cash charges of $199.4 million for acquired in-process research and development recorded prior to our adoption of SFAS 141(R) that have resulted in an accumulated deficit of $1.1 billion as of July 5, 2009. Historically, our liquidity needs have been met through public and private offerings, our bank financing with Silicon Valley Bank, our acquisition of FoxHollow, and more recently, from cash generated from operations.
Credit facility. Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., which we collectively refer to as the “borrowers,” are parties to a loan and security agreement, with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit expires on June 25, 2010 and the term loan matures on June 23, 2012. As of July 5, 2009, we had $7.7 million outstanding under the term loan and no outstanding borrowings under the revolving line of credit; however, we had approximately $1.3 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit to approximately $48.7 million. We refer you to the information contained in Note 11 to our consolidated financial statements for further discussion of our existing financing arrangements.

Other liquidity information. We refer you to the information contained in Note 16 to our consolidated financial statements and our annual report on Form 10-K for our fiscal year ended December 31, 2008 for further discussion of earn-out contingencies and pending and threatened litigation related thereto as a result of one of our previous acquisitions and a previous acquisition by FoxHollow.
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of pending and threatened litigation. We believe that our cash and cash equivalents and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. However, there is no assurance that additional funding will not be needed or sought prior to such time. In the event that we require additional working capital to fund future operations and any future acquisitions, we may sell shares of our common stock or other equity securities, sell debt securities, or enter into additional credit and financing arrangements with one or more independent institutional lenders. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.
Credit risk. At July 5, 2009, our accounts receivable balance was $77.2 million, compared to $72.8 million at December 31, 2008. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of July 5, 2009, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce our cash flow from operations. We have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.
Related Party Transactions
We refer you to the information contained in Note 18 to our consolidated financial statements.
Critical Accounting Policies and Estimates
Except for the additional policy as noted below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our annual report on Form 10-K for the year ended December 31, 2008.
Contingent Consideration
Contingent consideration is recorded at the acquisition-date estimated fair value of the contingent milestone payment for all acquisitions subsequent to January 1, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value included in our consolidated statements of operations.
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

increased competition; the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; changes in average selling prices; the availability and cost of components and materials; fluctuations in foreign currency exchange rates; and restructuring, impairment and other special charges. In addition, as a result of our recent acquisition of Chestnut, the potential $75 million milestone payment in connection with such acquisition will be included as a component of consideration transferred at the acquisition date fair value and will be classified as a liability on our consolidated balance sheet which will be remeasured at fair value at each reporting date with changes in fair value recognized as income or expense. Therefore, any change in the fair value will impact our earnings in such reporting period thereby resulting in potential variability in our earnings until the contingent consideration is resolved. Assuming that we continue to expect to achieve the regulatory milestone, the accounting impact of the future milestone payment will likely negatively impact our future quarterly operating results.
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
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007) Business Combinations (“SFAS 141(R)”) and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (“IASB”) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.
SFAS 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. We adopted these standards at the beginning of our 2009 fiscal year. The new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior period financial information presented. See Note 5 for further discussion of the impact the adoption of SFAS141(R) had on our results of operations and financial conditions as a result of our Chestnut acquisition in the second quarter 2009.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted SFAS 165 for the three months ended July 5, 2009. The implementation of SFAS 165 did not have a material impact on our consolidated financial statements.
In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”), which amend the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R). The FSP also requires enhanced disclosure when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. We adopted FSP 142-3 as of January 1, 2009. The adoption did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), establishing the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification reorganizes current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance – authoritative and nonauthoritative. On the effective date, all then-existing non-SEC accounting literature and reporting standards are superseded and deemed nonauthoritative. The FASB will no longer update or maintain the superseded standards. We will adopt this standard for the quarter ended October 4, 2009. The adoption of FAS 168 is not expected to have a material impact on our consolidated financial statements, however, the Codification will affect the way we reference authoritative guidance in our consolidated financial statements.
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
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	The effect of current worldwide economic conditions on our business, operating results and financial condition, including reduced demand for procedures using our products, the volatility and uncertainty in the capital markets and the availability of credit to our distributors, customers and suppliers;

•	Recent history of operating losses, negative cash flow and failure to achieve our goal of sustained profitability;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Failure to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all or to comply with other applicable laws and regulations, including without limitation the Federal Anti-Kickback Statute and similar healthcare fraud and abuse laws, the Foreign Corrupt Practices Act and regulations prohibiting the promotion of off-label uses and products for which marketing clearance has not been obtained;

•	Fluctuations in foreign currency exchange rates, especially the effect of a stronger U.S. dollar against the Euro, and interest rates;

•	Lack of market acceptance of new products;

•	Lack of demand for our atherectomy products, due in part to increased competition and lack of long-term clinical data regarding their safety and efficacy;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Dependence upon our stents and atherectomy products for a significant portion of our product sales;

•	Risk of technological obsolescence, failure to develop innovative and successful new products and technologies and delays in product introduction;

•	Risks associated with clinical trials;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Future additional charges associated with the impairment in the value of our goodwill and other intangible assets;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Disruption in our ability to manufacture our products;

•	Ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•	Risks associated with previous and future acquisitions, including the incurrence of additional debt, contingent liabilities and expenses and obligations to make significant milestone payments not currently reflected in our financial statements and the effect of contingent consideration on our operating results;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Exposure to adverse side effects from our products and product liability claims;

•	Failure to obtain additional capital when needed or on acceptable terms;

•	Fluctuations in quarterly operating results as a result of seasonality and other items, such as the number and mix of products sold in the quarter; competition; regulatory actions; the timing of new product introductions; the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; field inventory levels; changes in average selling prices; the availability and cost of components and materials; foreign currency exchange rate fluctuations; effect of revenue recognition policies; timing of operating expenses in anticipation of sales; unanticipated expenses; costs related to acquisitions; special charges and fluctuations in investment returns on cash balances;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain countries, their reliance on credit to purchase our products and their recent tendency to reduce their inventories of our products in light of the tightened credit markets;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank or inability to access funds under our revolving line of credit due to borrowing base limitations;

•	Changes in and failure to retain or replace senior management or other key employees and the avoidance of business disruption and employee distraction as we continue to execute restructuring activities;

•	Adverse changes in applicable laws or regulations;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Changes in generally accepted accounting principles;

•	Effects of pending and threatened litigation;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I – Item 1A. Risk Factors” on pages 31 through 55 of such report and “Part II – Item 1A. Risk Factors” contained in our subsequent quarterly reports on Form 10-Q, including this report.
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
Interest Rate Risk
Borrowings under our revolving line of credit with Silicon Valley Bank bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of July 5, 2009, we had no borrowings under our revolving line of credit and had $7.7 million in borrowings under the term loan. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $39,000 on an annual basis.
At July 5, 2009, our cash and cash equivalents were $60.4 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $18,000 on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Approximately 27% and 27% of our net sales were denominated in foreign currencies in the three and six months ended July 5, 2009, respectively. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and when we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.
Approximately 77% of our net sales denominated in foreign currencies in the three and six months ended July 5, 2009, respectively, were derived from European Union countries and were denominated in the Euro. Our principal foreign currency exchange rate risks exist between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other expense (income), net in our consolidated financial statements. During the second fiscal quarter 2009, we entered into a forward exchange contract to partially hedge our exposure to foreign currency exchange rate fluctuations associated with our Euro denominated accounts receivable. Net of hedging activities, we recorded a foreign currency transaction gain of $711,000 and a foreign currency transaction loss of $1.5 million in the three and six months ended July 5, 2009, respectively, compared to a foreign currency transaction loss of $345,000 and a foreign currency gain of $2.1 million in the three and six months ended June 29, 2008, respectively, primarily related to the translation of our foreign denominated net receivables into U.S. dollars. Our second quarter 2009 forward contract was settled prior to the end of the second fiscal quarter 2009 and there were no outstanding forward exchange contracts as of July 5, 2009. We will continue to assess the use of hedging contracts in the future. At July 5, 2009, we had Euro denominated accounts receivable and cash of approximately €22.2 million and €745,000, respectively. A 10% increase in the foreign exchange rate between the U.S. dollar and the Euro as a result of a weakening dollar would have the effect of approximately a $3.2 million foreign currency transaction gain. A 10% decrease in the foreign currency exchange rate between the U.S. dollar and the Euro as a result of a strengthening dollar would have the effect of approximately a $3.2 million foreign currency transaction loss.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended July 5, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings in Note 16 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I – Item 1A. Risk Factors” and the additional and revised risk factors described below, most of which are related to our recent acquisition of Chestnut Medical Technologies, Inc. and any or all of which could materially adversely affect our business, financial condition or operating results.
We acquired Chestnut primarily for its Pipeline Embolization Device. If the Pipeline Embolization Device cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, or if we do not receive the pre-market approval letter from the FDA for any reason, then the benefits of our acquisition of Chestnut may never be fully realized.
On June 23, 2009, we acquired Chestnut primarily for its Pipeline Embolization Device, which is a new class of embolization device that is designed to divert blood flow away from an aneurysm in order to provide a complete and durable aneurysm embolization while maintaining patency of the parent vessel. Chestnut’s Pipeline Embolization Device has received CE Mark approval in Europe, and Chestnut is currently conducting two clinical studies under FDA investigational device exemptions to gain approval for the Pipeline device in the United States. Under the terms of the agreement and plan of merger with Chestnut, we made an initial closing payment in the amount of approximately $75 million, approximately $26 million of which was paid in cash with the remaining approximately $49 million paid in shares of our common stock. In addition to the initial closing payment, we may be obligated to make an additional milestone payment of up to $75 million if the FDA issues a letter granting pre-market approval for the commercialization of Chestnut’s Pipeline Embolization Device in the United States pursuant to an indication to treat intracranial aneurysms on or before December 31, 2012. If the Pipeline Embolization Device cannot be shown to be safe and effective in clinical trials, is not approvable or not commercially successful, or if we do not receive the pre-market approval letter from the FDA for any reason, then the benefits of our acquisition of Chestnut may never be fully realized.
We may experience difficulties in integrating Chestnut’s operations into ours and may be unable to realize the anticipated net sales and other potential benefits of our acquisition of Chestnut in a timely manner or at all. As a result, our business, operating results and stock price may be adversely affected.
We completed our acquisition of Chestnut on June 23, 2009. The success of this acquisition will depend upon our ability to achieve the anticipated net sales and other potential benefits of the acquisition. Our success in realizing these anticipated potential benefits, however, depends not only upon our ability to obtain FDA approval and market acceptance of the Pipeline Embolization Device, but also in part upon our ability to integrate successfully the operations of Chestnut with and into our business in an efficient and effective manner. The integration of two independent companies is a complex, costly and time-consuming process.
The difficulties of integrating Chestnut’s operations into ours include, among other factors:
•	executing on the strategic vision we communicated to our stockholders, investors, employees, customers and suppliers regarding the acquisition;

•	coordinating research and development activities to accelerate introduction of new products and technologies with reduced costs;

•	coordinating and consolidating geographically separated organizations, systems and facilities;

•	expanding the sale of Chestnut’s current and proposed products into our international operations and distribution network;

•	maintaining key employees and employee morale;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	preserving our customer, distribution, reseller, manufacturing, supplier, marketing and other important relationships and resolving any potential conflicts;

•	integrating numerous operating systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance;

•	reconciling inconsistent standards, controls, procedures and policies; and

•	creating a consolidated internal control over financial reporting structure to enable us and our independent public registered accounting firm to report on the effectiveness of our internal control over financial reporting.
Although we currently estimate one-time transaction and integration-related cash payments relating to the Chestnut acquisition to be between approximately $1 million to $2 million, this estimate may prove to be inaccurate. In addition, the integration of Chestnut’s operations into ours may result in additional and unforeseen expenses, loss of key employees, diversion of our management’s time and effort and the disruption or interruption of, or the loss of momentum in, our ongoing business. Our inability to successfully complete the integration of Chestnut’s operations into ours, to do so within a longer time frame than expected or any failure to achieve the full extent of, or any of, the anticipated operating and cost synergies or long-term strategic benefits of the acquisition could have an adverse effect on our business, operating results and stock price.
Charges resulting from the application of the “acquisition method” of accounting may adversely affect our operating results and the market value of our common stock.
In accordance with U.S. generally accepted accounting principles, we will account for our acquisition of Chestnut using the “acquisition method” as that term is used under Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), or SFAS No. 141(R), “Business Combinations,” which we adopted on January 1, 2009, and use the fair value concepts defined in SFAS No. 157, “Fair Value Measurements” for accounting and financial reporting purposes. SFAS No. 141R requires, among other things, that the assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of Chestnut as of the effective time of the acquisition will be recorded at their respective fair values and consolidated into our company. Any excess of purchase price over the fair values will be recorded as goodwill. The contingent consideration will be included as a component of consideration transferred at the acquisition date fair value and will be classified as a liability on our consolidated balance sheet which will be remeasured at fair value at each reporting date with changes in fair value recognized as income or expense. Therefore, any change in the fair value will impact our earnings in such reporting period thereby resulting in potential variability in our earnings until the contingent consideration is resolved. Assuming that we continue to expect to achieve the regulatory milestone, the accounting impact of the future milestone payment will likely negatively impact our future operating results. Acquisition-related transaction costs (i.e., advisory, legal, valuation, and other professional fees) and certain acquisition-related restructuring charges are not included as a component of consideration transferred but are accounted for as expenses in the periods in which the costs are incurred. Costs incurred associated with the issuance of our common stock will be accounted for as a reduction of additional paid in capital. The results of operations of Chestnut were consolidated with those of our company beginning on the date of the acquisition. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or any identifiable intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of that asset. These amortization and potential impairment charges could have a material impact on our future operating results.

Our products face the risk of technological obsolescence, which, if realized, could have a material adverse effect on our business and operating results.
The medical device industry is characterized by extensive research and development and rapid and significant technological change. The peripheral vascular and neurovascular markets in which we compete are in particular highly competitive and new technologies and products are often introduced. Therefore, product life cycles are relatively short. Developments by us and other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales or cause us to incur significant charges or write-offs. For example, new procedures and medications that are more effective or less invasive or expensive could be developed that replace or reduce the importance of current procedures that use our products or our future products or may cause our customers to cease, delay or defer purchasing our products, which would adversely affect our business and operating results. As another example, it is possible that our recently acquired Pipeline Embolization Device could, over time, have an adverse effect on sales of our neurovascular coils.
Our future success depends in part on the introduction of new products. Failure to introduce and market new products in a timely fashion that are accepted by the marketplace could adversely affect our business and operating results.
Our success depends in part upon our ability to respond quickly to medical and technological changes through the development or acquisition and introduction of new products. If we do not introduce new products and technologies, or if our new products and technologies are not accepted by the physicians who use them or the payors who reimburse the costs of the procedures performed with them, or if there are any delays in our introduction of new products, we may not be successful and our business and operating results would suffer. Accordingly, we must devote substantial efforts and financial resources to develop or acquire scientifically advanced technologies and products, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. For example, in June 2009, we acquired Chestnut and paid $75 million up front and agreed to pay an additional $75 million milestone payment if the FDA issues a letter granting pre-market approval for the commercialization of Chestnut’s Pipeline Embolization Device in the United States pursuant to an indication to treat intracranial aneurysms on or before December 31, 2012. We cannot assure you that the Pipeline Embolization Device will obtain regulatory approval or will be accepted by the marketplace, which would adversely affect our business and operating results.
We plan to introduce additional products during the remainder of 2009 which we expect to result in additional net sales. We may experience delays in any phase of a product launch, including during research and development, clinical trials, regulatory approvals, manufacturing, marketing and the education process. The relative speed with which we can develop or acquire products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products, gain reimbursement acceptance and supply commercial quantities of the products to the market are important competitive factors. Any delays could result in a loss of market acceptance and market share.
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
A number of our proposed products are in the early stages of development and some are in clinical trials. If the development of these products is not successfully completed or if these trials are unsuccessful, or if the FDA or other regulatory agencies require additional trials to be conducted, these products may not be commercialized and our business prospects may suffer.
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

Our current and anticipated trials for 2009 include the CREATE Post Approval Study (U.S.), DURABILITY II Trial (U.S.), the DEFINITIVE Ca++ Trial (U.S.), the DEFINITIVE LE Trial (U.S), the SWIFT Trial (U.S.) and the RACER Trial (U.S.). In addition, as a result of our acquisition of Chestnut, we are currently conducting two clinical studies, PUFS and COCOA, under investigational device exemptions from the FDA. These studies are investigating the use of Chestnut’s Pipeline Embolization Device in the treatment of uncoilable aneurysms and coilable aneurysms, respectively. There is no assurance that we will be successful in achieving the endpoints in these trials or, if we do, that the FDA or other regulatory agencies will approve the devices for sale without the need for additional clinical trial data to demonstrate safety and efficacy. Some of the products for which we are currently conducting trials are already approved for sale outside of the United States. As a result, while our trials are ongoing, unfavorable data may arise in connection with usage of our products outside the United States which could adversely impact the approval of such products in the United States. Conversely, unfavorable data from clinical trials in the United States may adversely impact sales of our products outside of the United States.
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
In order to build our core technology platforms, we have acquired several businesses during the past several years. For example, most recently, in June 2009, we completed our acquisition of Chestnut. In October 2007, we completed our acquisition of FoxHollow. In September 2006, FoxHollow acquired Kerberos Proximal Solutions, Inc. In January 2006, we acquired the outstanding shares of Micro Therapeutics, Inc. that we did not already own. We expect to continue to actively pursue additional targeted acquisitions of, investments in or alliances with, other companies and businesses in the future as a component of our business strategy. Our ability to grow through future acquisitions, investments and alliances will depend upon our ability to identify, negotiate, complete and integrate attractive candidates on favorable terms and to obtain any necessary financing. Our inability to complete one or more acquisitions, investments or alliances could impair our ability to develop our product lines and to compete against many industry participants, many of whom have product lines broader than ours. Acquisitions, investments and alliances involve risks, including:
•	difficulties in integrating any acquired companies, personnel and products into our existing business;

•	delays in realizing projected efficiencies, cost savings, revenue synergies and other benefits of the acquired company or products;

•	inaccurate assessment of the future market size or market acceptance of any acquired products or technologies or the hurdles in obtaining regulatory approvals of such products;

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated;

•	adverse accounting consequences under recently revised accounting rules; and

•	difficulties in retaining key employees of the acquired business who are necessary to manage the acquired business.
In addition, an anticipated or completed acquisition, investment or alliance could materially impair our operating results and liquidity by causing us to use our cash resources to pay the purchase price, incur debt or reallocate amounts of capital from other operating initiatives or requiring us to expense incurred transaction and restructuring costs and amortize acquired assets, incur non-recurring charges as a result of incorrect estimates made in the accounting for such transactions or record asset impairment charges. For example, we incurred impairment charges to our goodwill and other intangible assets totaling $288.8 million in our fourth fiscal quarter 2008 which charges related primarily to assets derived from previous acquisitions. We also may discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities which we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our operating results and financial condition. These risks could be heightened if we complete several acquisitions within a relatively short period of time. Finally, any acquisitions that involve the issuance of our common stock could be dilutive to our stockholders. We expect our acquisition of Chestnut to be dilutive to our stockholders for a period of time.
We may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to our stockholders.
As of July 5, 2009, we had $60.4 million in cash and cash equivalents, which balance reflects the use in June 2009 of approximately $26 million to pay a portion of the purchase price at the closing of our acquisition of Chestnut. We believe that our proposed operating plan can be accomplished without additional financing based on our cash and cash equivalent balance, current and projected net sales and expenses, working capital and current and anticipated financing arrangements. However, there can be no assurance that our anticipated net sales or expense projections will be realized. Furthermore, there may be delays in obtaining necessary governmental approvals of our products or introducing our products to market or other events that may cause our actual cash requirements to exceed those for which we have budgeted. Our capital requirements will depend on many factors, including the amount and timing of our continued losses and our ability to reach profitability, our cash flows from operations, expenditures on intellectual property and technologies, the number of clinical trials which we will conduct, new product development and acquisitions. To the extent that our then existing capital, including amounts available under our revolving line of credit, is insufficient to cover any losses and meet these requirements, we will need to raise additional funds through financings or borrowings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us, especially in light of the difficult market conditions for raising additional financing. Equity financings could result in dilution to our stockholders, and the securities issued in future financings as well as in any future acquisitions may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of continued losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.
Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.
Our quarterly operating and financial results may fluctuate from period to period due to a combination of factors, many of which are beyond our control. These include:
•	the seasonality of our product sales, which typically results in higher demand in our fourth fiscal quarter and lower sales volumes in our third fiscal quarter;

•	the mix of our products sold;

•	demand for, and pricing of, our products and the products of our competitors;

•	timing of or failure to obtain regulatory approvals for products;

•	costs, benefits and timing of new product introductions by us and our competitors;

•	increased competition;

•	the timing and extent of promotional pricing or volume discounts;

•	the timing of larger orders by customers and the timing of shipment of such orders;

•	field inventory levels;

•	changes in average selling prices;

•	the availability and cost of components and materials;

•	fluctuations in foreign currency exchange rates;

•	the possible deferral of revenue under our revenue recognition policies;

•	the timing of operating expenses in anticipation of sales;

•	unanticipated expenses;

•	the accounting treatment of the contingent consideration we agreed to pay in connection with our acquisition of Chestnut;

•	other costs related to acquisitions of technologies or businesses;

•	restructuring, impairment and other special charges; and

•	fluctuations in investment returns on invested cash balances.
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
We may become obligated to make large milestone payments that are not reflected in our consolidated financial statements in certain circumstances, which would negatively impact our cash flows from operations. In addition, due to changes in applicable generally accepted accounting principles, the milestone payment for our recent acquisition of Chestnut likely will negatively impact our future operating results.
Pursuant to the acquisition agreements relating to our purchase of Chestnut, MitraLife and Appriva, we agreed to make additional payments to the sellers of these businesses in the event that we achieve contractually defined milestones. Generally, in each case, these milestone payments become due upon the completion of specific regulatory steps in the product commercialization process.
Under the terms of our acquisition agreement with Chestnut, we may be obligated to make an additional milestone payment of up to $75 million if the FDA issues a letter granting pre-market approval for the commercialization of Chestnut’s Pipeline Embolization Device in the United States pursuant to an indication to treat intracranial aneurysms on or before December 31, 2012. The milestone payment is to be made in cash and shares of our common stock and is subject to certain rights of set-off for permitted indemnification claims by us against Chestnut. If we are required to make an additional milestone payment to the former Chestnut shareholders and options and if we do not have a sufficient amount of cash and cash equivalents to make this milestone payment, we will be required to raise additional financing, which may be difficult or impossible, depending upon our business and operating results and the market for such financings at that time.
With respect to the MitraLife acquisition, the maximum potential milestone payments totaled $25 million, and with respect to the Appriva acquisition, the maximum potential milestone payments totaled $175 million. Although we do not believe that it is likely that the milestone payment obligations to MitraLife or Appriva became due, or will become due in the future, the former stockholders of Appriva disagree with our position and have brought litigation against us making a claim for such payments and it is possible that the former stockholders of MitraLife could also disagree with our position and make a claim for such payments. Pursuant to the acquisition agreement relating to FoxHollow’s purchase of Kerberos Proximal Solutions, Inc., FoxHollow has agreed to pay certain earnout payments which are capped at $117 million upon the achievement of contractually defined net sales milestones. In August 2007, FoxHollow received a letter from counsel for the shareholder representatives of Kerberos alleging that FoxHollow has not used commercially reasonable efforts to market, promote, sell and distribute Kerberos’ Rinspirator products, as required under the agreement and plan of merger. There can be no assurance that the stockholder representatives of Kerberos will not commence litigation on the alleged claims. The defense of the outstanding litigation related to our Appriva acquisition and the outstanding claims related to FoxHollow’s Kerberos acquisition is, and any such additional dispute with MitraLife would likely be, costly and time-consuming and divert our management’s time and attention away from our business. In the event any such milestone payments become due and/or any other damages become payable, our costs would increase correspondingly which would negatively impact our cash flow from operations.
Due to recent changes in U.S. generally accepted accounting principles, we will account for our acquisition of Chestnut using the “acquisition method” as that term is used under SFAS No. 141(R), “Business Combinations,” which we adopted on January 1, 2009, and use the fair value concepts defined in SFAS No. 157, “Fair Value Measurements” for accounting and financial reporting purposes. As a result, the potential $75 million milestone payment in connection with our acquisition of Chestnut will be included as a component of consideration transferred at the acquisition date fair value and will be classified as a liability on our consolidated balance sheet which will be remeasured at fair value at each reporting date with changes in fair value recognized as income or expense. Therefore, any change in the fair value will impact our earnings in such reporting period thereby resulting in potential variability in our earnings until the contingent consideration is resolved. Assuming that we continue to expect to achieve the regulatory milestone, the accounting impact of the future milestone payment will likely negatively impact our future operating results.
We have incurred and expect to continue to incur transaction and integration-related costs in connection with our acquisition of Chestnut and the integration of Chestnut’s operations into ours.
We have incurred and expect to continue to incur a number of non-recurring costs associated with our acquisition of Chestnut and integrating Chestnut’s operations with ours. The substantial majority of non-recurring expenses resulting from the acquisition will be comprised of transaction costs related to the acquisition, employment-related costs and facilities and systems consolidation costs. Although we currently estimate one-time transaction and integration-related cash payments relating to the acquisition to be between approximately $1 million to $2 million, this estimate may prove to be inaccurate and additional unanticipated costs may be incurred in the integration of Chestnut’s business into ours. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses should allow us to offset incremental transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Our stock price could decrease because a substantial number of shares of our common stock will be available for sale in the future.
As of July 5, 2009, we had 112,063,008 shares of our common stock outstanding. Pursuant to a registration statement on Form S-3 that we filed with the SEC on June 26, 2009, which has not yet been declared effective by the SEC and is subject to review and comment by the SEC, we registered for resale 5,060,510 shares of common stock that we issued at the closing of our acquisition of Chestnut. Regardless of the registration of the resale of these shares, on December 23, 2009, these shares will become saleable under Rule 144 promulgated under the Exchange Act, not subject to Rule 144’s volume restrictions. Sales of any of these shares as well as the overhang created by the possibility of large sales may put significant pressure on the price of our common stock. Our stock price also could be similarly adversely affected in the event we issue additional shares of our common stock to the former shareholders and option holders of Chestnut if the FDA issues a letter granting pre-market approval for the commercialization of Chestnut’s Pipeline Embolization Device in the United States pursuant to an indication to treat intracranial aneurysms on or before December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the second fiscal quarter ended July 5, 2009, we did not issue any shares of our common stock or other equity securities of our company that were not registered under the Securities Act of 1933, as amended, other than the approximately 5.1 million shares of our common stock that we issued in connection with our acquisition of Chestnut Medical Technologies, Inc. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon appropriate representations and certifications that we obtained from Chestnut and each Chestnut stockholder and option holder receiving such shares. On June 26, 2009, we filed a registration statement on Form S-3 to register the resale of such shares of our common stock. The registration statement has not yet been declared effective by the SEC and is subject to review and comment by the SEC. In addition, we have agreed to file a subsequent registration statement to register the resale of any shares of our common stock issued in the future in payment of any milestone payment that may be required to be made in connection with our acquisition of Chestnut no later than 30 days after the issuance of any such additional shares.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of ev3 or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of our common stock during the three months ended July 5, 2009.

	Total Number		Total Number of Shares	Maximum Number of
	of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced Plans or	Purchased Under the
Period	Purchased (1)	Per Share	Programs (2)	Plans or Programs (2)
Month # 1 (April 6, 2009 – May 10, 2009)	51	$7.31	N/A	N/A
Month # 2 (May 11, 2009 – June 7, 2009)	—	—	N/A	N/A
Month # 3 June 8, 2009 – July 5, 2009)	—	—	N/A	N/A

Total:	51	$7.31	N/A	N/A

(1)	Consists of shares repurchased from employees in connection with the required payment of withholding or employment-related tax obligations due in connection with the vesting of restricted stock awards.

(2)	Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than an indefinite number of shares in connection with the cashless exercise of outstanding stock options and the surrender of shares of common stock upon the issuance or vesting of stock grants to satisfy any required withholding or employment-related tax obligations.
Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended July 5, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our Annual Meeting of Stockholders was held on May 26, 2009.

(b)	The results of the stockholder votes were as follows:

				Broker
	For	Against	Abstain	Non-Votes
1. Election of Directors – for terms expiring at the 2012 Annual Meeting of Stockholders

Jeffrey B. Child	74,974,985	19,727,285	33,232	—
John L. Miclot	91,558,166	3,134,891	42,445	—
Thomas E. Timbie	74,963,770	19,738,500	33,232	—

2. Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm for Year Ending December 31, 2009	94,500,453	198,637	36,412	—
John K. Bakewell, Richard B. Emmitt and Douglas W. Kohrs will continue to serve as directors of ev3 for terms expiring at our 2010 Annual Meeting of Stockholders.
Daniel J. Levangie, Robert J. Palmisano and Elizabeth H. Weatherman will continue to serve as directors of ev3 for terms expiring at our 2011 Annual Meeting of Stockholders.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of June 2, 2009 by and among ev3 Inc., Starsky Merger Sub, Inc., Starsky Acquisition Sub, Inc., Chestnut Medical Technologies, Inc. and CMT SR, Inc. (Incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 3, 2009 (File No. 000-51348))*

10.1	Form of Voting Agreement dated as of June 2, 2009 by and between the officers, directors and certain principal shareholders of Chestnut Medical Technologies, Inc. and ev3 Inc. (Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 3, 2009 (File No. 000-51348))

10.2	Consent Regarding Loan and Security Agreement dated June 19, 2009 between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

*	All exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) (2) of Regulation S-K. ev3 will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 3, 2009	ev3 Inc.
	By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Shawn McCormick
Shawn McCormick
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger dated as of June 2, 2009 by and among ev3 Inc., Starsky Merger Sub, Inc., Starsky Acquisition Sub, Inc., Chestnut Medical Technologies, Inc. and CMT SR, Inc.*	Incorporated by reference to Exhibit 2.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 3, 2009 (File No. 000-51348)

10.1	Form of Voting Agreement dated as of June 2, 2009 by and between the officers, directors and certain principal shareholders of Chestnut Medical Technologies, Inc. and ev3 Inc.	Incorporated by reference to Exhibit 10.1 to ev3’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 3, 2009 (File No. 000-51348)

10.2	Consent Regarding Loan and Security Agreement dated June 19, 2009 between Silicon Valley Bank and ev3 Endovascular, Inc., ev3 International, Inc. , Micro Therapeutics, Inc. and FoxHollow Technologies, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	All exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) (2) of Regulation S-K. ev3 will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.