Form 10-Q
period 2009-10-04
ev3 Inc.
filed 2009-11-03
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2009

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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
As of October 29, 2009, there were 112,254,796 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended October 4, 2009

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	October 4,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$80,504	$59,652
Accounts receivable, less allowances of $8,585 and $8,098, respectively	79,320	72,814
Inventories, net	45,834	47,687
Prepaid expenses and other current assets	6,630	6,970

Total current assets	212,288	187,123
Restricted cash	3,581	1,531
Property and equipment, net	26,439	30,681
Goodwill	367,311	315,654
Intangible assets, net	261,710	185,292
Other assets	581	383

Total assets	$871,910	$720,664

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	18,590	15,657
Accrued compensation and benefits	28,657	29,547
Accrued liabilities	22,295	19,744

Total current liabilities	72,042	67,448
Long-term debt	4,583	6,458
Other long-term liabilities	58,083	6,217

Total liabilities	134,708	80,123

Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of October 4, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued and outstanding: 112,182,735 shares at October 4, 2009 and 105,822,444 at December 31, 2008	1,122	1,058
Additional paid-in capital	1,824,406	1,756,832
Accumulated deficit	(1,087,745)	(1,116,661)
Accumulated other comprehensive loss	(581)	(688)

Total stockholders’ equity	737,202	640,541

Total liabilities and stockholders’ equity	$871,910	$720,664

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Sales:
Net product sales	$112,838	$100,018	$322,319	$296,577
Research collaboration	—	7,011	—	19,426

Net sales	112,838	107,029	322,319	316,003

Operating expenses:
Product cost of goods sold	28,608	36,182	90,074	102,442
Research collaboration	—	2,100	—	5,647
Sales, general and administrative	55,030	53,121	165,639	178,885
Research and development	12,545	12,133	36,433	37,913
Amortization of intangible assets	6,802	8,101	18,444	24,285
Contingent consideration	2,271	—	2,467	—
Intangible asset impairment	—	—	—	10,459

Total operating expenses	105,256	111,637	313,057	359,631
Income (loss) from operations	7,582	(4,608)	9,262	(43,628)

Other expense (income):
Gain on investments, net	—	(142)	(4,072)	(542)
Interest expense (income), net	140	49	575	(307)
Other (income) expense, net	(143)	2,279	1,354	192

Income (loss) before income taxes	7,585	(6,794)	11,405	(42,971)

Income tax expense (benefit)	849	516	(17,511)	1,531

Net income (loss)	$6,736	$(7,310)	$28,916	$(44,502)

Earnings per share:
Net income (loss) per common share:
Basic	$0.06	$(0.07)	$0.27	$(0.43)

Diluted	$0.06	$(0.07)	$0.27	$(0.43)

Weighted average shares outstanding:
Basic	110,507,687	104,474,600	107,080,500	104,276,029

Diluted	112,277,954	104,474,600	107,719,897	104,276,029

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	October 4, 2009	September 28, 2008
Operating activities
Net income (loss)	$28,916	$(44,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,873	33,016
Contingent consideration	2,467	—
Provision for bad debts and sales returns	268	1,840
Provision for inventory obsolescence	7,731	7,304
Gain on sale or disposal of investments and assets, net	(4,045)	(426)
Stock-based compensation expense	10,949	11,682
Intangible asset impairment	—	10,459
Deferred income taxes	(18,998)	—
Change in operating assets and liabilities, net of acquired:
Accounts receivable	(5,852)	(8,550)
Inventories	(5,326)	(832)
Prepaid expenses and other assets	633	(194)
Accounts payable	812	(3,431)
Accrued expenses and other liabilities	2,939	(27,822)
Deferred revenue	—	(9,043)

Net cash provided by (used in) operating activities	47,367	(30,499)

Investing activities
Proceeds from investments	4,118	9,744
Purchase of investments	(300)	—
Purchase of property and equipment	(3,766)	(9,032)
Purchase of patents and licenses	(1,792)	(2,250)
Proceeds from sale of assets	—	1,061
Acquisitions, net of cash acquired	(24,735)	(7,627)
Change in restricted cash	(1,969)	771

Net cash used in investing activities	(28,444)	(7,333)
Financing activities
Proceeds from issuance of debt	—	10,000
Payments on long-term debt and capital lease obligations	(2,008)	(10,534)
Debt issuance costs	—	180
Proceeds from exercise of stock options	1,470	1,272
Proceeds from employee stock purchase plan	2,099	1,903
Other	(9)	(341)

Net cash provided by financing activities	1,552	2,480

Effect of exchange rate changes on cash	377	239

Net increase (decrease) in cash and cash equivalents	20,852	(35,113)
Cash and cash equivalents, beginning of period	59,652	81,060

Cash and cash equivalents, end of period	$80,504	$45,947

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
ev3 Inc. (the “Company,” “we,” “our” or “us”) is a global endovascular company focused on identifying and treating peripheral vascular disease, including, in particular, lower extremity arterial disease and neurovascular disease. We develop, manufacture and market a wide range of products that include stents, atherectomy plaque excision products, thrombectomy and embolic protection devices, percutaneous transluminal angioplasty (“PTA”) balloons and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, flow diversion devices, flow directed and other micro catheters, occlusion balloon systems and neuro stents for the neurovascular market. We market our products in the United States, Europe, Canada and other countries through a direct sales force and through distributors in certain other international markets.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period may not be indicative of results for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.
Certain amounts reported in our consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.
Our consolidated financial statements include the financial results of Chestnut Medical Technologies, Inc. (“Chestnut”) subsequent to the acquisition date of June 23, 2009.
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the third quarters of 2009 and 2008 ended on October 4 and September 28, respectively.
We have evaluated all subsequent events through November 3, 2009, the date the financial statements were issued.
Critical Accounting Policies and Estimates
Except for the contingent consideration and forward foreign currency contracts policies as noted below, there have been no material changes to our critical accounting policies and estimates as described in Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.
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

Forward Foreign Currency Contracts
We use forward foreign currency contracts to hedge the volatility of foreign currency rates for foreign cash balances and accounts receivable for which payment is settled in a currency other than our local operations’ functional currency. We did not have any forward foreign currency contracts outstanding at the end of the third quarter of 2009 or at the end of fiscal year 2008. During the three and nine months ended October 4, 2009, we recorded $1.5 million and $3.1 million of losses, respectively, as “Other (income) expense, net” in our consolidated statements of operations associated with the settlement of our foreign currency contracts.
New Accounting Pronouncements
In the third quarter of 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed nonauthoritative. The adoption of this pronouncement did not have a material impact on our consolidated financial statements; however, the ASC affected the way we reference authoritative guidance in our consolidated financial statements.
In December 2007, the FASB issued additional guidance on business combinations contained in ASC Topic 805 (“ASC Topic 805”) and additional guidance on noncontrolling interests in consolidated financial statements contained in ASC Topic 810, which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.
ASC Topic 805 changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. We adopted these standards at the beginning of our 2009 fiscal year. The new presentation and disclosure requirements for pre-existing non-controlling interests are retrospectively applied to all prior period financial information presented. See Note 5 for further discussion of the impact the adoption of ASC Topic 805 had on our results of operations and financial conditions as a result of our Chestnut acquisition in the second quarter 2009.
In May 2009, the FASB issued additional guidance on management’s assessment of subsequent events. This guidance is contained in ASC Topic 855 (“ASC Topic 855”) and clarifies that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted ASC Topic 855 for the three months ended July 5, 2009. The implementation of ASC Topic 855 did not have a material impact on our consolidated financial statements.
In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets, (“ASC Topic 350-30-35-1”), which amended the factors considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. ASC Topic 350-30-35-1 requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset. The ASC Topic 350-30-35-1 also requires enhanced disclosure when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. We adopted ASC Topic 350-30-35-1 as of January 1, 2009. The adoption did not have a significant impact on our consolidated financial statements.

3. Fair Value Measurements
The fair value of assets and liabilities is determined on the exchange price which would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The determination of fair value is based upon a three-tier fair value hierarchy, which prioritizes the inputs used in fair value measurements. The three-tier hierarchy for inputs used in measuring fair value is as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of October 4, 2009 and December 31, 2008, we held approximately $51.9 million and $45.6 million, respectively, in money market accounts measured at fair value on a recurring basis using Level 1 inputs. Our money market accounts are reflected as “Cash and cash equivalents” in our consolidated balance sheets.
In the second quarter of 2009, in connection with our acquisition of Chestnut, we entered into an agreement to pay a contingent milestone-based payment of cash and equity upon the U.S. Food and Drug Administration (“FDA”) pre-market approval of the Pipeline Embolization Device (“Pipeline”). We have recorded the acquisition-date estimated fair value of the contingent milestone payment of $37.3 million as a component of the consideration transferred in exchange for the equity interests of Chestnut using Level 3 inputs. The acquisition-date fair value was measured based on the probability-adjusted present value of the amount expected to be paid. The probability adjusted contingent consideration amounts were discounted at 26%, the weighted average cost of capital for the Chestnut transaction. We remeasure the fair value of the contingent milestone payment at each reporting period using Level 3 inputs. The fair value of the contingent milestone payment was $39.7 million as of October 4, 2009 and is reflected in “Other long-term liabilities” in our consolidated balance sheets. The change in fair value of the contingent milestone payment for the three and nine months ended October 4, 2009 was $2.3 million and $2.5 million, respectively, and is reflected as “Contingent consideration” in our consolidated statements of operations.
The following table presents a summary of the contingent consideration long-term liability and activity (in thousands) for the periods presented:

	Three Months Ended	Nine Months Ended
Contingent Consideration:	October 4, 2009	October 4, 2009
Balance at Beginning of Period	$37,471	$—
Purchase price contingent consideration	—	37,275
Change in fair value of contingent consideration	2,271	2,467

Balance as of October 4, 2009	$39,742	$39,742

4. Stock-Based Compensation
The following table presents the stock-based compensation expense (in thousands) recorded in our consolidated statements of operations for the periods presented:

Stock-Based Compensation Expense:	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Product cost of goods sold	$251	$121	$732	$596
Sales, general and administrative	2,975	2,572	9,089	9,608
Research and development	400	366	1,128	1,478

Total stock-based compensation expense	$3,626	$3,059	$10,949	$11,682

In the nine months ended October 4, 2009, we granted options to purchase an aggregate of 1.9 million shares of our common stock, 756,000 shares of restricted stock and 91,000 restricted stock units at a weighted average fair value of $2.76, $6.73 and $5.93 per share, respectively, to be recognized on a straight-line basis over the requisite service period, which, for the substantial majority of these grants, is four years. As of October 4, 2009, we had outstanding options to purchase an aggregate of 9.7 million shares of our common stock, of which options to purchase an aggregate of 5.7 million shares were exercisable. In addition, we have 1.6 million shares of restricted stock and 292,000 restricted stock units outstanding as of October 4, 2009.
We had $31.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of October 4, 2009. That cost is expected to be recognized over a weighted-average period of 2.52 years.
In the nine months ended October 4, 2009, we issued 205,000 shares of common stock upon exercise of options, 695,000 shares from restricted stock grants, net of cancellations and repurchases, and 401,000 shares under our employee stock purchase plan.
5. Chestnut Medical Acquisition
On June 23, 2009, we acquired Chestnut Medical Technologies, Inc., a privately held, California-based company focused on developing minimally invasive therapies for interventional neuroradiology. The transaction broadens our neurovascular product portfolio by adding the Pipeline Embolization Device for the treatment of cerebral aneurysms and the Alligator Retrieval Device for foreign body retrieval to our existing neurovascular embolic products and neuro access technologies.
We acquired 100 percent of the equity interests of Chestnut for total consideration valued at $116.7 million, consisting of upfront consideration of common stock and cash, as well as an additional milestone-based contingent payment of up to $75.0 million, payable in a combination of common stock and equity, upon FDA pre-market approval of the Pipeline device.
The transaction has been accounted for under the acquisition method. Our consolidated financial statements include the financial results of Chestnut subsequent to the acquisition date of June 23, 2009.
The following table presents the purchase price (in thousands) for the acquisition:

Purchase Price Consideration
Equity consideration	$53,186
Cash consideration	26,240
Total cash and equity	$79,426
Contingent consideration	37,275
Total purchase price consideration	$116,701

We issued 5,060,510 shares of our common stock, with an estimated fair value of $53.2 million. The estimated fair value per share of common stock of $10.51 was based on the closing price of our common stock on June 23, 2009, the date of the acquisition. The cash consideration, net of cash acquired, was approximately $24.7 million. We have also incurred $1.0 million in direct acquisition costs, all of which were expensed as incurred.
In addition, we have agreed to pay an additional milestone-based payment of cash and equity upon the FDA pre-market approval of the Pipeline device. This milestone-based contingent payment could range from: (1) $75 million upon FDA approval prior to October 1, 2011, (2) $75 million less $3.75 million per month upon FDA approval from October 1, 2011 through December 31, 2012 and (3) no payment required if FDA approval is not obtained by December 31, 2012. The milestone-based payment of up to $75.0 million will consist of cash and equity paid in the form of shares of our common stock ranging from 30% cash and 70% equity to 85% cash and 15% equity, of the total required payment. We have recorded the acquisition-date estimated fair value of the contingent milestone payment of $37.3 million as a component of the consideration transferred in exchange for the equity interests of Chestnut. The acquisition-date fair value was measured based on the probability-adjusted present value of the consideration expected to be transferred. The fair value of the contingent milestone payment was remeasured as of October 4, 2009 at $39.7 million and is reflected in “Other long-term liabilities” in our consolidated balance sheets. The change in fair value for the three and nine months ended October 4, 2009 of $2.3 million and $2.5 million, respectively, is reflected as “Contingent consideration” in our consolidated statements of operations.
The assets acquired and liabilities assumed in the Chestnut acquisition were measured and recognized at their fair values, with limited exceptions, at the date of the acquisition. The excess of purchase price consideration over the net identifiable assets acquired and liabilities assumed was recognized as goodwill, and reflect the future cost benefit we expect from leveraging our commercial operations to market the acquired products. None of the goodwill or intangible assets resulting from our acquisition of Chestnut are deductible for tax purposes. The following table summarizes the preliminary value (in thousands) recognized related to the identifiable intangible assets; tangible assets, net of liabilities assumed; net deferred tax liabilities and the residual goodwill that were acquired as part of the acquisition of Chestnut:

June 23,
2009
Intangible assets	$93,070
Tangible assets acquired, net of liabilities assumed	821
Deferred tax liabilities acquired, net	(29,147)
Goodwill	51,957
Estimated value of identifiable tangible and intangible assets, net deferred tax liabilities and goodwill	$116,701

In connection with the Chestnut acquisition, we recorded deferred tax liabilities of $29.1 million, which includes $19.0 million related to amortizable intangible assets and $10.1 million related to indefinite-lived acquired in-process research and development. For additional discussion regarding deferred tax liabilities, see Note 14.
The following table presents the preliminary allocation of the purchase consideration to identifiable intangible assets acquired, excluding goodwill and the weighted average amortization period in total and by major intangible asset class (in thousands):

		Weighted Average
	Fair Value	Amortization
Intangible Asset Description	Assigned	Period (in years)
Developed and core technology	$64,130	12
Customer and distributor relationships	220	3
Trademarks and tradenames	960	5
Non-compete agreements	360	3

Total amortizable intangible assets acquired	$65,670	11

Acquired in-process research and development	27,400	Indefinite

Total intangible assets acquired (excluding goodwill)	$93,070

The acquired in-process research and development asset relates to the Pipeline Embolization Device, which is a new class of embolization device that is designed to divert blood flow away from an aneurysm in order to provide a complete and durable aneurysm embolization while maintaining patency of the parent vessel. This asset is recognized and measured at the estimated fair value at the date of acquisition. As of the date of the acquisition, the in-process project had not yet reached technological feasibility in the United States and had no alternative use. The primary basis for determining technological feasibility of the project in the United States is obtaining FDA regulatory approval to market the device.
The income approach was used to determine the fair value of the acquired in-process research and development asset. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to the present value. The costs to complete each project were based on estimated direct project expenses as well as the remaining labor hours and related overhead costs. In arriving at the value of the acquired in-process research and development project, we considered the project’s stage of completion, the complexity of the work to be completed, the costs already incurred, the remaining costs to complete the project, the contribution of core technologies, the expected introduction date and the estimated useful life of the technology. We expect to incur approximately $8.0 million of development expense to obtain the regulatory approval required to commercialize the Pipeline device in the United States. The discount rate used to arrive at the present value of acquired in-process research and development as of the date of the acquisition was approximately 27% and was based on the time value of money and medical technology investment risk factors.
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
6. Restructuring
On October 4, 2007, we acquired FoxHollow Technologies, Inc. (“FoxHollow”), a medical device company that designs, develops, manufactures and sells medical devices primarily for the treatment of peripheral artery disease. In conjunction with the acquisition of FoxHollow, our management began to assess and formulate a plan to restructure certain activities of FoxHollow and to terminate certain contractual agreements assumed in the acquisition. A significant portion of these costs related to management’s plan to reduce the workforce and included costs for severance and change of control provisions provided for under certain FoxHollow employment contracts. The workforce reductions began during the fourth quarter of 2007 and were completed as of the end of the third quarter of 2008. The unpaid portion of the workforce reductions represents salary continuance, which was paid over subsequent periods. We finalized our restructuring costs in conjunction with our plans to consolidate our manufacturing and other operations including the closure of our facilities located in Redwood City, California, which we acquired in connection with our acquisition of FoxHollow. We have completed the relocation of the sales, manufacturing and research and development activities performed in FoxHollow’s former Redwood City facilities to our existing facilities located in Irvine, California and Plymouth, Minnesota. During the first quarter of 2009, it was determined the estimated salary continuance costs to be incurred were $300,000 less than the amount previously estimated. An adjustment to the purchase price allocation was made to reduce the restructuring accrual and the amount allocated to goodwill. In addition, in the first quarter of 2009, in light of the current economic environment and continued downward pressures in the California real estate markets, we revised certain sub-lease rental assumptions related to our vacated leased FoxHollow facilities, which resulted in an increased liability related to future lease payments of $3.4 million. The changes in assumptions relate to the additional time it will likely take to find a sub-lessor and the rental rate of the sub-lessor. Since this adjustment was made as a result of changes in market conditions subsequent to the acquisition and was made outside of the purchase price allocation period, the adjustment was included in the determination of net income (loss) for the nine months ended October 4, 2009 and is reflected in “Sales, general, and administrative” expenses on the consolidated statement of operations.

The following table represents a summary of activity (in thousands) associated with the FoxHollow restructuring accruals that occurred during the nine months ended October 4, 2009. The unpaid portion of these costs are included in “Accrued compensation and benefits,” “Accrued liabilities,” and “Other long-term liabilities” on the consolidated balance sheets for the periods presented:

			Adjustments
			Reflected in
	Balance at	Adjustments to	Consolidated		Balance at
	December 31,	Purchase Price	Statements of		October 4,
	2008	Allocation	Operations	Amounts Paid	2009
Workforce reductions	$670	$(300)	$(49)	$(321)	$—
Termination of contractual commitments	7,495	—	3,421	(2,563)	8,353

Total	$8,165	$(300)	$3,372	$(2,884)	$8,353

7. Inventories, Net
Inventories, net consist of the following (in thousands):

	October 4, 2009	December 31, 2008
Raw materials	$11,376	$10,472
Work in-progress	5,358	4,144
Finished goods	39,385	43,408

	56,119	58,024
Inventory reserve	(10,285)	(10,337)

Inventory, net	$45,834	$47,687

Our consigned inventory balance was $21.0 million and $20.9 million as of October 4, 2009 and December 31, 2008, respectively.
8. Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	October 4, 2009	December 31, 2008
Machinery and equipment	$31,191	$29,550
Office furniture and equipment	19,649	18,466
Leasehold improvements	14,902	14,131
Construction in progress	4,290	5,670

	70,032	67,817

Less:
Accumulated depreciation	(43,593)	(37,136)

Property and equipment, net	$26,439	$30,681

Total depreciation expense for property and equipment was $2.8 million and $8.5 million for the three and nine months ended October 4, 2009, respectively, and $2.8 million and $8.7 million for the three and nine months ended September 28, 2008, respectively.

9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the nine months ended October 4, 2009 are as follows (in thousands):

	Peripheral
	Vascular	Neurovascular	Total
Balance as of December 31, 2008	$230,400	$85,254	$315,654
Adjustment to goodwill related to acquisition of FoxHollow (Note 6)	(300)	—	(300)
Goodwill related to acquisition of Chestnut (Note 5)	—	51,957	51,957

Balance as of October 4, 2009	$230,100	$137,211	$367,311

Intangible assets, net consist of the following (in thousands):

	Weighted	October 4, 2009			December 31, 2008
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and licenses	5.0	$16,945	$(7,409)	$9,536	$15,413	$(6,264)	$9,149
Developed technology	11.0	260,147	(78,559)	181,588	196,016	(66,312)	129,704
Trademarks and tradenames	8.0	13,182	(5,263)	7,919	12,222	(4,457)	7,765
Customer relationships	10.0	56,314	(21,373)	34,941	56,094	(17,967)	38,127
Acquired in-process research and development	—	27,400	—	27,400	—	—	—
Distribution rights	2.5	—	—	—	7,966	(7,419)	547
Other intangible assets	3.0	360	(34)	326	—	—	—

Intangible assets, net		$374,348	$(112,638)	$261,710	$287,711	$(102,419)	$185,292

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Patents and licenses, developed technology and trademarks and tradenames are amortized on a straight-line basis. Customer relationships are amortized using both straight-line and accelerated methods that approximate the pattern of economic benefit. Acquired in-process research and development is an indefinite-lived intangible asset until it reaches technological feasibility, at which time it would become a finite-lived asset and be amortized over its estimated useful life.
Total amortization of other intangible assets was $6.8 million and $18.4 million for the three and nine months ended October 4, 2009, respectively, and $8.1 million and $24.3 million for the three and nine months ended September 28, 2008, respectively.
The estimated amortization expense, inclusive of amortization expense already recorded for the nine months ended October 4, 2009 and excluding any possible future amortization associated with acquired in-process research and development which has not reached technological feasibility, for the next five years ending December 31 is as follows (in thousands):

2009	$24,714
2010	25,400
2011	23,841
2012	23,623
2013	23,278
10. Intangible Asset Impairment
In the second quarter of 2008, Merck & Co., Inc. (“Merck”) notified us that it was exercising its right to terminate the amended and restated collaboration and license agreement, dated September 26, 2006, between Merck and FoxHollow, effective July 22, 2008. Under the terms of the agreement, which was amended in July 2007 in connection with our acquisition of FoxHollow, Merck had the right to terminate the agreement if FoxHollow’s founder and former chief executive officer was no longer a director of our company other than in the event of his death or disability. As a result of this individual’s resignation from our board of directors in February 2008, Merck had the right to terminate the agreement at any time during the six-month period thereafter. Based upon the status of the ongoing negotiations with Merck, an impairment indicator existed at June 29, 2008. As a result of the termination of the Merck collaboration and license agreement, we recorded an asset impairment charge of $10.5 million during the second quarter of 2008 to write-off the remaining carrying value of the related Merck intangible asset that was established at the time of our acquisition of FoxHollow.
11. Long-Term Debt
Long-term debt consists of the following (in thousands):

	October 4, 2009	December 31, 2008
Term loan	$7,083	$8,958
Less: current portion	(2,500)	(2,500)

Total long-term debt	$4,583	$6,458

Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. which we collectively refer to as the “borrowers,” are parties to a loan and security agreement with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and $10.0 million term loan. The revolving line of credit expires June 25, 2010 and the term loan matures on June 23, 2012. Pursuant to the terms of the loan agreement, and subject to specified reserves, we may borrow under the revolving line of credit up to $12.0 million without any borrowing base limitations. Aggregate borrowings under the revolving line of credit that exceed $12.0 million will subject the revolving line to borrowing base limitations. These limitations allow us to borrow, subject to specified reserves, up to 80% of eligible domestic and foreign accounts receivables plus up to 30% of eligible inventory. Additionally, borrowings against the eligible inventory may not exceed the lesser of 33% of the amount advanced against accounts receivable or $10.0 million. As of October 4, 2009, we had $7.1 million in outstanding borrowings under the term loan and no outstanding borrowings under the revolving line of credit; however, we had $1.1 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit as of October 4, 2009 to $48.9 million.
Borrowings under the revolving line of credit bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. Silicon Valley Bank’s prime rate at October 4, 2009 was 4.0%. Accrued interest on any outstanding balance under the revolving line and the term loan is payable monthly in arrears. Principal amounts outstanding under the term loan are payable in 48 consecutive equal monthly installments on the last day of each month. We incurred $150,000 of debt issuance costs which are being amortized over the term of the revolving line of credit.
Both the revolving line of credit and term loan are secured by a first priority security interest in substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and are guaranteed by ev3 Inc. and all of our domestic direct and indirect subsidiaries that are not borrowers. The loan agreement requires ev3 Inc. to maintain on a consolidated basis a minimum adjusted quick ratio of at least 0.75 to 1.00, measured as of the last day of each month, and to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, as adjusted for certain non-cash items, of at least $7.5 million for the third quarter of 2009 and at least $10.0 million for the fourth quarter of 2009 and each fiscal quarter thereafter, each measured as of the last calendar day of each such fiscal quarter.
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
The loan agreement contains customary events of default, including the failure to make required payment, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement may be accelerated. We were in compliance with required covenants at October 4, 2009 and expect to remain in compliance for the foreseeable future.
Annual maturities of our long-term debt are as follows (in thousands):

Remaining 2009	$625
2010	2,500
2011	2,500
2012	1,458

Total	$7,083

12. Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	October 4, 2009	December 31, 2008
Contingent consideration (see Note 5)	$39,742	$—
Deferred tax liability (see Note 5 and 14)	10,149	—
Other long-term liabilities	8,192	6,217

Total other long-term liabilities	$58,083	$6,217

13. Gain on Investments, Net
Gain on investments, net of $4.1 million for the nine months ended October 4, 2009 was attributed to the divestiture of non-strategic investments.
14. Income Taxes
We use an estimated annual effective tax rate in determining our quarterly provision for income taxes. We have recorded income tax expense of $849,000 and an income tax benefit of $17.5 million for the three and nine months ended October 4, 2009, respectively. The income tax benefit for the nine months ended October 4, 2009 reflects a reduction in the valuation allowance of $19.0 million, which offsets anticipated foreign income taxes and U.S. alternative minimum tax.
In connection with the Chestnut acquisition, we recorded deferred tax liabilities of $29.1 million, which includes $19.0 million related to amortizable intangible assets and $10.1 million related to indefinite-lived acquired in-process research and development. The deferred tax liabilities of $19.0 million related to the amortizable intangibles reduces our net deferred tax assets by a similar amount and in a manner that will provide predictable future taxable income over the asset amortization period. As a result, we reduced our pre-acquisition valuation allowance against deferred tax assets by $19.0 million, which has been reflected as an income tax benefit in our consolidated statements of operations. Although the deferred tax liability of $10.1 million related to acquired in-process research and development also reduces our net deferred tax assets by a comparable amount, it does so in a manner that does not provide predictable future taxable income because the related asset is indefinite-lived. Therefore, the valuation allowance against deferred tax assets was not reduced as a result of this item, and we have reported the net $10.1 million deferred tax liability under the caption “Other long-term liabilities” in our consolidated balance sheet.
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
For the three and nine months ended September 28, 2008, we recorded income tax expense of $516,000 and $1.5 million, respectively, related to operations in certain foreign jurisdictions.

15. Other Comprehensive Income (Loss)
The following table provides a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net income (loss)	$6,736	$(7,310)	$28,916	$(44,502)
Changes in foreign currency translation	(161)	137	107	115

Total comprehensive income (loss)	$6,575	$(7,173)	$29,023	$(44,387)

16. Commitments and Contingencies
Operating Leases
We lease various manufacturing and office facilities and certain equipment under operating leases, which include standard terms of renewal and rent escalation clauses that we account for on a straight-line basis over the term of the operating lease.
On April 2, 2009, we entered into a lease agreement to rent approximately 75,000 square feet of space in Plymouth, Minnesota, for an initial term of 80 months beginning on November 1, 2009. Subject to certain conditions, we may extend the term of the lease for up to two additional terms of five years at the then market rate for rent. Pursuant to the lease agreement, the monthly rental payment will be approximately $95,000, subject to annual increases. In addition to base rent, we will pay a certain percentage of the annual real estate taxes and operating expenses of the building. We intend to use the new location for our corporate and U.S. peripheral vascular business headquarters. Our current corporate and U.S. peripheral vascular business headquarters are located in a 50,000 square foot building in Plymouth, Minnesota and are subject to a lease that extends to February 28, 2010.
Total non-cancelable minimum lease commitments, including rent expense related to operating leases for the nine months ended October 4, 2009, are as follows (in thousands):

Years ending December 31:
2009	$7,762
2010	6,955
2011	4,716
2012	3,317
2013	2,912
Thereafter	8,423

$34,085

Rent expense related to non-cancelable operating leases was $1.5 million and $4.1 million for the three and nine months ended October 4, 2009, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 28, 2008, respectively.
During the first quarter of 2009, we recorded an adjustment to our lease termination reserve associated with three FoxHollow leased facilities located in California which we effectively abandoned during fiscal year 2008 as part of our consolidation strategy. Future rental expense for these facilities will be offset by the amortization of the lease termination reserve and sublease payments received. For additional discussion regarding the termination of these contractual commitments see Note 6.
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at October 4, 2009. These future payments are subject to foreign currency exchange rate risk.

Letters of Credit
As of October 4, 2009, we had outstanding commitments of $4.7 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.
Contingent Consideration
Under the terms of the acquisition agreement relating to our acquisition of Chestnut, we may be obligated to make an additional milestone-based payment of cash and equity totaling up to $75 million upon the FDA pre-market approval of the Pipeline device. For additional discussion regarding the contingent consideration, see Note 5.
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
The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate. The first milestone was required by its terms to be achieved by January 1, 2005 in order to trigger a payment equal to $50 million. The other milestones were required by their terms to be achieved by either January 1, 2008 or January 1, 2009, and, if achieved, triggered payments totaling $125 million. We believe that the milestones were not achieved by the applicable dates and that none of the milestones are payable. On May 20, 2005, Michael Lesh, as an individual seller of Appriva stock and purporting to represent certain other sellers of Appriva stock, filed a complaint in the Superior Court of the State of Delaware with individually specified damages aggregating $70 million and other unspecified damages for several claims, including breach of the acquisition agreement and the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation and violation of state securities laws in connection with the negotiation of the acquisition agreement. On or about November 21, 2005, a second lawsuit was filed in Delaware Superior Court relating to the acquisition of Appriva Medical, Inc. The named plaintiff of that action was Appriva Shareholder Litigation Company, LLC, which according to the complaint was formed for the purpose of pursuing claims against us. That complaint alleged specified damages in the form of the second milestone payment ($25 million), which was claimed to be due and payable, and further alleged unspecified damages for several claims, including misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief. On November 26, 2008, in a consolidated proceeding, the trial court granted our motion for summary judgment on the issue of standing and dismissed both complaints without prejudice. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the Shareholder Representatives for the former shareholders of Appriva Medical, Inc., filed a motion to amend their complaints in Superior Court of the State of Delaware. The proposed amended complaint seeks the recovery of all of the milestone payments and punitive damages. The plaintiffs assert several claims, including breach of contract, fraudulent inducement and violation of California securities law. We filed a motion to dismiss the entire amended complaint, but the trial court has yet to rule on the motion. Because this matter is in the early stages, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition, results of operations or cash flows of a future period.
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
In February 2007, David Martin, FoxHollow’s former chief operating officer, filed a wrongful termination and defamation suit against FoxHollow and one of its officers in the Superior Court of the State of California, San Mateo County. In March 2007, the Superior Court granted Martin’s petition to compel arbitration of his claims and arbitration is currently in its initial stages. The complaint is based on substantially similar facts and circumstances as the class action complaints and derivative actions described above. Martin generally alleges that he was terminated from his employment in violation of the covenant of good faith and fair dealing and in retaliation for actions he had the legal right to take. Martin seeks economic damages in excess of $10 million, plus non-economic and exemplary damages. On May 1, 2007, the Court granted Martin’s petition to compel arbitration. In the third quarter of 2009, the parties have agreed in principle to settle this dispute and are currently documenting that settlement. Based on such settlement agreement, the amount of the settlement is probable and estimable and we have made the appropriate provision in our consolidated financial statements during the third quarter of 2009, which did not have a material adverse effect on our business, financial condition, results of operations or cash flows.
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

Certain prior year assets have been reclassified to conform to the current year presentation. The following table presents segment information (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008

Net sales

Net product sales:

Peripheral vascular:
Atherectomy	$19,607	$20,992	$60,024	$68,624
Stents	28,787	26,772	86,620	77,932
Thrombectomy and embolic protection	7,319	6,938	23,280	19,990
Procedural support and other	11,898	12,184	35,902	35,243

Total peripheral vascular	67,611	66,886	205,826	201,789

Neurovascular:
Embolic products	28,408	18,174	69,599	53,469
Neuro access and delivery products and other	16,819	14,958	46,894	41,319

Total neurovascular	45,227	33,132	116,493	94,788

Total net product sales	112,838	100,018	322,319	296,577

Research collaboration	—	7,011	—	19,426

Total net sales	$112,838	$107,029	$322,319	$316,003

Gross profit:
Peripheral vascular	$49,830	$39,480	$143,961	$124,442
Neurovascular	34,400	24,356	88,284	69,693
Research collaboration	—	4,911	—	13,779

Total gross profit (1)	$84,230	$68,747	$232,245	$207,914

Operating expense	76,648	73,355	222,983	251,542

Income (loss) from operations	$7,582	$(4,608)	$9,262	$(43,628)

	October 4,	December 31,
	2009	2008

Total assets:
Peripheral vascular	$539,618	$545,588
Neurovascular	332,292	175,076

Total	$871,910	$720,664

(1)	Gross profit for internal measurement purposes is defined as net sales less cost of goods sold excluding amortization of intangible assets.
The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
Geographic Data
Net Sales:
United States	$68,430	$70,452	$197,779	$208,773
International	44,408	36,577	124,540	107,230

Total net sales	$112,838	$107,029	$322,319	$316,003

	October 4,	December 31,
	2009	2008
Long-lived Assets:
United States	$25,229	$29,603
International	1,210	1,078

Total long-lived assets	$26,439	$30,681

18. Related Party Transaction
During the second quarter 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The two-year agreement allows Lepu to sell certain of our embolic protection devices and stents in China. We believe that having access to Lepu and its sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. and certain of its affiliates (“Warburg Pincus”), who collectively owned over 50% of our outstanding common stock at the time we entered into the distribution agreement with Lepu, and together with Vertical Group, L.P. (“Vertical”), have two designees on our board of directors, owns an approximate 20% ownership interest in Lepu and has a designee on Lepu’s board of directors. Lepu purchased peripheral vascular products from us that we recognized as net product sales totaling approximately $160,000 and $2.6 million for the three and nine months ended October 4, 2009, respectively, and $260,000 and $1.7 million for three and nine months ended September 28, 2008, respectively. As of October 4, 2009 and December 31, 2008, Lepu owed us approximately $77,000 and $364,000, respectively, recorded as “Accounts receivable” on the consolidated balance sheets.
19. Net Income (Loss) Per Common Share
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
The weighted average number of common shares outstanding for basic and diluted earnings per share purposes is as follows:

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
Weighted average number of shares outstanding, basic	110,507,687	104,474,600	107,080,500	104,276,029
Common stock equivalents:
Stock options	1,024,527	—	257,253	—
Stock awards	745,740	—	382,144	—

Weighted average number of shares outstanding, diluted	112,277,954	104,474,600	107,719,897	104,276,029

In connection with our Chestnut acquisition, we may be obligated to make an additional milestone-based payment of cash and equity totaling up to $75 million upon the FDA pre-market approval of the Pipeline device. The contingently issuable shares of common stock associated with the equity portion of the milestone-based contingent payment are not included in our basic or diluted shares outstanding. For additional discussion regarding our potential milestone-based contingent payment, see Note 5.
The following potential common shares were excluded from common stock equivalents as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
Stock options	5,633,569	9,255,611	7,267,777	9,543,725
Restricted stock awards and restricted stock units	167,618	1,011,779	495,285	1,093,897

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
We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase. We intend to capitalize on this market opportunity by the continued sales execution and introduction of new products. We expect to originate new products primarily through our internal research and development and clinical efforts, but we may supplement them with targeted acquisitions or other external collaborations. Most recently, in June 2009, we acquired Chestnut Medical Technologies, Inc., a then privately held, California-based company focused on developing minimally invasive therapies for interventional neuroradiology. This transaction broadened our neurovascular product portfolio by adding the Pipeline Embolization Device for the treatment of cerebral aneurysms and the Alligator Retrieval Device for foreign body retrieval to our existing embolic product and neuro access technologies. In October 2007, we acquired FoxHollow Technologies, Inc. FoxHollow’s principal product is the SilverHawk Plaque Excision System, which is a minimally invasive catheter system that treats peripheral artery disease by removing plaque in order to reopen narrowed or blocked arteries. Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our direct sales organization in existing geographic markets, and our continuing focus to increase the efficiency of our existing direct sales organization.
Our product portfolio includes a broad spectrum of approximately 100 products consisting of over 1,500 SKUs, including stents, atherectomy plaque excision products, embolic protection and thrombectomy products, percutaneous transluminal angioplasty, or PTA balloons, and other procedural support products for the peripheral vascular market and embolic coils, liquid embolics, flow diversion devices, flow directed and other micro catheters, occlusion balloon systems and neuro stents for the neurovascular market. As a result of our FoxHollow acquisition, we were engaged in research collaboration with Merck & Co., Inc. for the analysis of atherosclerotic plaque removed from patient arteries with the goal of identifying new biomarkers for atherosclerotic disease progression and new therapies for atherosclerotic disease. Merck terminated our collaboration and license agreement effective July 22, 2008. We subsequently reached an arrangement with Merck to accomplish an orderly wind-down of our research collaboration activities during the remainder of 2008.
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
We have direct sales capabilities in the U.S., Europe, Canada and other countries and have established distribution relationships in selected international markets. We sell our products through a direct sales force and independent distributors in over 65 countries. Our sales and marketing infrastructure included 349 professionals as of October 4, 2009 which consisted of 294 sales professionals in the U.S., Europe, Canada and other countries. Our direct sales representatives accounted for approximately 85% and 86% of our net product sales during the third fiscal quarter and first nine months of 2009, respectively, with the balance generated by independent distributors. In the third fiscal quarter of 2009, we began to sell our neurovascular products in Australia through our direct sales force instead of through a distributor.
Our corporate headquarters is located in Plymouth, Minnesota and the sales, manufacturing, and research and development activities of our peripheral vascular business are primarily located in Plymouth and to a lesser extent, in Irvine, California. The sales, manufacturing and research and development activities of our neurovascular business are primarily located in Irvine, although as a result of our recent acquisition of Chestnut, we now have a facility in Menlo Park, California for a portion of our neurovascular business. Outside of the U.S., our primary office is in Paris, France and we have sales offices in most countries in which we have a direct sales force.
In order to drive sales growth, we have invested heavily throughout our history in not only the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals. A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products.
During the third quarter of 2009, we launched new products in our neurovascular and peripheral vascular businesses. In neurovascular, we initiated a controlled launch of our new Pipeline Embolization Device in Europe and other international markets. Building on the success we have experienced to date with our Axium coils, we began conducting physician preference testing for two new versions of the Axium coil, the Axium PGLA and Axium Nylon microfilament coil. We launched our new Marksman delivery catheter and Alligator Retrieval Device in the U.S. and Europe. We also introduced access product line extensions, including the HyperGlide 5.0 balloon in the U.S. and Europe and the HyperGlide 3.0 balloon in the U.S. Since receiving the CE Mark for our Solitaire FR, or flow restoration, device to treat ischemic stroke in July 2009, we have completed the first cases in our European physician preference testing. We expect to launch this product in the first quarter of 2010. In our peripheral vascular business, we launched our new TurboHawk atherectomy system, which contains a SuperCutter blade designed to treat moderately to severely calcified lesions in various vessel diameters. We are planning to expand availability for the TurboHawk Super Cutter to international markets and pursue regulatory clearance in the U.S. for an endovascular indication. We also plan to launch a Smooth Cutter version of the TurboHawk for above-the-knee use in treating soft plaque in the first half of 2010. During the third quarter of 2009, we conducted physician preference testing for our TrailBlazer Support Catheters and plan to launch a full release of the TrailBlazer during the fourth quarter of 2009. We are also preparing for the launch of our PowerCross 0.018 PTA balloon platform, which we expect to release in the first quarter of 2010.
We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products. To accomplish this, we have a number of clinical trials underway and others that are currently in development, including our DURABILITY II trial in the U.S. with the objective of expanding our EverFlex stent’s U.S. indication to include treatment of peripheral artery disease; and our DEFINITIVE trial series designed to expand the clinical evidence supporting the value of our plaque excision systems to drive increased procedure adoption, expand clinical indications and support the use of atherectomy as a front-line therapy. In our neurovascular business, we are planning our Solitaire with Immediate Flow Restoration, or SWIFT, study under a U.S. investigational device exemption, or IDE, to obtain FDA clearance for our Solitaire neuro stent.
It is our understanding that certain biliary stent manufacturers have received subpoenas from the U.S. Department of Justice. Based on publicly available information, we believe that these subpoenas requested information regarding the sales and marketing activities of these manufacturers’ biliary stent products and that the Department of Justice is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties. As of the date of this report, we have not received a subpoena from the U.S. Department of Justice relating to this investigation. No assurance can be provided, however, that we will not receive such a subpoena or become the subject of such an investigation, which could adversely affect our business and stock price.
Summary of Third Fiscal Quarter 2009 Financial Results and Outlook
During our third fiscal quarter 2009, we achieved another quarter of profitability and cash generation. Our operating results reflect sales growth in both our peripheral vascular and neurovascular segments, continued expansion of our international business, improvement in our gross margins and continued expense control. During the remainder of 2009, we intend to remain focused on attaining our goals of achieving revenue growth equal to or slightly above the growth in the markets we compete, sustaining profitability, generating cash and expanding our global position in the peripheral vascular and neurovascular markets.
Our third fiscal quarter 2009 results and financial condition included the following items of significance, some of which we expect also may affect our results and financial condition during the remainder of 2009:
•	Net sales of our peripheral vascular products increased 1% to $67.6 million in the third fiscal quarter 2009 compared to the third fiscal quarter 2008 primarily as a result of increased market penetration of our EverFlex family of stents, embolic protection devices and balloon expandable stents, partially offset by a decline in sales of our atherectomy products and sales declines in older generation products. We expect continued penetration with our EverFlex family of stents during the remainder of 2009, although we remain cautious of the current regulatory environment regarding the off-label utilization of devices and increased competition we may experience. During the third fiscal quarter 2009, although our atherectomy sales decreased compared to the third fiscal quarter 2008, we expect the recent launch of our new TurboHawk atherectomy system to have a positive impact on our atherectomy sales going forward.
•	Net sales of our neurovascular products increased 37% to $45.2 million in the third fiscal quarter 2009 compared to the third fiscal quarter 2008 primarily as a result of continued market penetration of our Axium coil and Onyx Liquid Embolic System and the launch of our Pipeline Embolization Device in Europe and other international markets. We began conducting physician preference testing for our Axium PGLA and Nylon microfilament coils. We also launched our Marksman delivery catheter and Alligator Retrieval Device in the U.S. and Europe during the third fiscal quarter 2009. We believe our neurovascular business should benefit from the continued market penetration of the Axium coil and Onyx Liquid Embolic System during the remainder of 2009 and from new product introductions, including our Pipeline and Alligator devices, expanded geographic presence and improved pricing.
•	On a geographic basis, 61% of our net sales for the third fiscal quarter 2009 were generated in the U.S. and 39% were generated outside the U.S. Our international net sales increased 21% to $44.4 million in the third fiscal quarter 2009 compared to the third fiscal quarter 2008 driven by market penetration of the Axium coil and neuro stents, as well as the launch of our Pipeline device. We expect our international business to continue to benefit from our ability to sell our EverCross and NanoCross PTA balloon catheters outside the United States, the recent launch of our Pipeline Embolization Device in Europe and other international markets, and the launch of our Axium PGLA and Nylon microfilament coils, Marksman delivery catheter and Alligator Retrieval Device in Europe. Changes in foreign currency exchange rates had a negative impact on our net sales for the third fiscal quarter 2009 of approximately $1.7 million compared to the third fiscal quarter 2008, principally resulting from the relationship of the U.S. dollar as compared to the euro. We expect foreign currency exchange rates to have a positive impact on our net sales during the fourth fiscal quarter 2009 compared to our net sales during the same period during 2008.
•	Product gross margin increased to 75% in the third fiscal quarter 2009 compared to 64% in the third fiscal quarter 2008 primarily attributable to manufacturing efficiencies, including synergies related to the consolidation of our FoxHollow manufacturing operations, margin improvement associated with selling our own line of PTA balloons, product mix and volume growth. We expect to continue to increase our product gross margins through our focus on manufacturing efficiencies. Product gross margin for internal measurement purposes is defined as net product sales less product cost of goods sold, excluding amortization of intangible assets, divided by net product sales.
•	Sales, general and administrative expenses declined to 49% of net product sales in the third fiscal quarter 2009 compared to 53% in the third fiscal quarter 2008 primarily due to continued expense leverage. We expect our sales, general and administrative expenses as a percentage of net product sales to continue to decline during the remainder of 2009 compared to 2008 primarily as a result of our anticipated continued leverage of our cost structure. We expect to continue to focus on our vital few programs and implement systems and processes to improve our sales execution.
•	Our net income for the third fiscal quarter 2009 was $6.7 million, or $0.06 per basic and diluted common share, compared to a net loss of $7.3 million, or $0.07 per share, in the third fiscal quarter of 2008.

•	Our cash and cash equivalents were $80.5 million at October 4, 2009, an increase of $20.1 million compared to the end of the second fiscal quarter 2009. This increase was primarily a result of cash provided by operating activities, totaling $20.9 million in the third fiscal quarter 2009. We plan to continue to focus on generating positive cash flow from operations during the remainder of 2009.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended			Nine Months Ended
	October 4,	September 28,	Percent	October 4,	September 28,	Percent
	2009	2008	Change	2009	2008	Change
Results of Operations:
Sales:
Net product sales	$112,838	$100,018	12.8%	$322,319	$296,577	8.7%
Research collaboration	—	7,011	(100.0)%	—	19,426	(100.0)%

Net sales	112,838	107,029	5.4%	322,319	316,003	2.0%
Operating expenses:
Product cost of goods sold (a)	28,608	36,182	(20.9)%	90,074	102,442	(12.1)%
Research collaboration	—	2,100	(100.0)%	—	5,647	(100.0)%
Sales, general and administrative (a)	55,030	53,121	3.6%	165,639	178,885	(7.4)%
Research and development (a)	12,545	12,133	3.4%	36,433	37,913	(3.9)%
Amortization of intangible assets	6,802	8,101	(16.0)%	18,444	24,285	(24.1)%
Contingent consideration	2,271	—	100.0%	2,467	—	100.0%
Intangible asset impairment	—	—	NM	—	10,459	(100.0)%

Total operating expenses	105,256	111,637	(5.7)%	313,057	359,631	(13.0)%
Income (loss) from operations	7,582	(4,608)	NM	9,262	(43,628)	NM
Other expense (income):
Gain on investments, net	—	(142)	NM	(4,072)	(542)	NM
Interest expense (income), net	140	49	NM	575	(307)	NM
Other (income) expense, net	(143)	2,279	NM	1,354	192	NM

Income (loss) before income taxes	7,585	(6,794)	NM	11,405	(42,971)	NM
Income tax expense (benefit)	849	516	64.5%	(17,511)	1,531	NM

Net income (loss)	$6,736	$(7,310)	NM	$28,916	$(44,502)	NM

Earnings per share:
Net income (loss) per common share:
Basic	$0.06	$(0.07)		$0.27	$(0.43)

Diluted	$0.06	$(0.07)		$0.27	$(0.43)

Weighted average shares outstanding:
Basic	110,507,687	104,474,600		107,080,500	104,276,029

Diluted	112,277,954	104,474,600		107,719,897	104,276,029

(a)	Includes stock-based compensation expenses of:

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
Product cost of goods sold	$251	$121	$732	$596
Sales, general and administrative	2,975	2,572	9,089	9,608
Research and development	400	366	1,128	1,478

	$3,626	$3,059	$10,949	$11,682

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages:

	Three Months Ended			Nine Months Ended
	October 4,	September 28,	Percent	October 4,	September 28,	Percent
	2009	2008	Change	2009	2008	Change
NET SALES BY SEGMENT:
Net product sales:
Peripheral vascular:
Atherectomy	$19,607	$20,992	(6.6)%	$60,024	$68,624	(12.5)%
Stents	28,787	26,772	7.5%	86,620	77,932	11.1%
Thrombectomy and embolic protection	7,319	6,938	5.5%	23,280	19,990	16.5%
Procedural support and other	11,898	12,184	(2.3)%	35,902	35,243	1.9%

Total peripheral vascular	67,611	66,886	1.1%	205,826	201,789	2.0%
Neurovascular:
Embolic products	28,408	18,174	56.3%	69,599	53,469	30.2%
Neuro access and delivery products and other	16,819	14,958	12.4%	46,894	41,319	13.5%

Total neurovascular	45,227	33,132	36.5%	116,493	94,788	22.9%

Total net product sales	112,838	100,018	12.8%	322,319	296,577	8.7%

Research collaboration	—	7,011	(100.0)%	—	19,426	(100.0)%

Total net sales	$112,838	$107,029	5.4%	$322,319	$316,003	2.0%

	Three Months Ended			Nine Months Ended
	October 4,	September 28,	Percent	October 4,	September 28,	Percent
	2009	2008	Change	2009	2008	Change
NET SALES BY GEOGRAPHY:
United States	$68,430	$70,452	(2.9)%	$197,779	$208,773	(5.3)%
International:
Before foreign exchange impact	46,129	36,577	26.1%	135,104	107,230	26.0%
Foreign exchange impact	(1,721)	—	—	(10,564)	—	—

Total international	44,408	36,577	21.4%	124,540	107,230	16.1%

Total net sales	$112,838	$107,029	5.4%	$322,319	$316,003	2.0%

Comparison of the Three Months Ended October 4, 2009 to the Three Months Ended September 28, 2008
Net sales. Net sales increased 5% to $112.8 million in the three months ended October 4, 2009 compared to $107.0 million in the three months ended September 28, 2008. Our net sales in the three months ended October 4, 2009 did not include any research collaboration revenue compared with $7.0 million of research collaboration revenue for the three months ended September 28, 2008. Net product sales increased 13% to $112.8 million in the three months ended October 4, 2009 compared to $100.0 million in the three months ended September 28, 2008 driven by strong growth of our neurovascular products and in our international markets.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 1% to $67.6 million in the three months ended October 4, 2009 compared to $66.9 million in the three months ended September 28, 2008. Net sales in our stent product line increased 8% to $28.8 million in the three months ended October 4, 2009 compared to $26.8 million in the three months ended September 28, 2008. This increase was attributable to increased market penetration of our EverFlex family of stents and balloon expandable stents. Net sales of our thrombectomy and embolic protection devices increased 5% to $7.3 million in the three months ended October 4, 2009 compared to $6.9 million in the three months ended September 28, 2008 largely due to increases in sales of our embolic protection devices. Net sales of our procedural support and other products declined 2% to $11.9 million in the three months ended October 4, 2009 compared to $12.2 million in the three months ended September 28, 2008 largely due to the transition from selling Invatec PTA balloons to selling our own EverCross and NanoCross PTA balloons. With regard to our atherectomy business, we continued to face competition and recorded an estimate of $1.0 million for sales returns resulting from product transitions to our next generation plaque excision devices. Atherectomy sales declined 7% to $19.6 million in the three months ended October 4, 2009 compared to $21.0 million in the three months ended September 28, 2008.
Net sales of neurovascular products. Net sales of our neurovascular products increased 37% to $45.2 million in the three months ended October 4, 2009 compared to $33.1 million in the three months ended September 28, 2008, driven by increases in all product categories. Net sales of our embolic products increased 56% to $28.4 million in the three months ended October 4, 2009 compared to $18.2 million in the three months ended September 28, 2008 primarily due to the continued market penetration of the Axium coil and the Onyx Liquid Embolic System as well as the launch of our Pipeline Embolization Device in Europe and other international markets. Sales of our neuro access and delivery products and other increased 12% to $16.8 million in the three months ended October 4, 2009 compared to $14.9 million in the three months ended September 28, 2008 largely as a result of volume growth across multiple product lines including our catheters, neuro balloons and guidewires.
Research collaboration (revenue). Revenue from our former research collaboration with Merck was $7.0 million for the three months ended September 28, 2008.
Net sales by geography. Net sales in the U.S. were $68.4 million in the three months ended October 4, 2009 compared to $70.4 million in the three months ended September 28, 2008. Net sales in the U.S. in the three months ended September 28, 2008 included $7.0 million in research collaboration revenue from Merck. Net product sales in the U.S. increased in the three months ended October 4, 2009 compared to the three months ended September 28, 2008 primarily as a result of increased market penetration of our Onyx Liquid Embolic System, embolic protection devices, EverFlex family of stents and Axium coils. International net sales increased 21% to $44.4 million in the three months ended October 4, 2009 compared to $36.6 million in the three months ended September 28, 2008 and represented 39% and 37% of our total net product sales during the three months ended October 4, 2009 and September 28, 2008, respectively. International sales growth was driven by an increase in market penetration of Axium coils and neuro stents and launch of our Pipeline Embolization Device and PTA balloons. Our international net sales in the three months ended October 4, 2009 included an unfavorable foreign currency exchange rate impact of approximately $1.7 million principally resulting from the relationship of the U.S. dollar to the euro in comparison with the prior year.
Product cost of goods sold. As a percentage of net product sales, product cost of goods sold declined to 25% of net product sales in the three months ended October 4, 2009 compared to 36% of net product sales in the three months ended September 28, 2008. The improvement in our product cost of goods sold were driven mainly by improvements in our peripheral vascular business segment as well the mix of neurovascular products, which generally have lower product cost of goods sold.
In our peripheral vascular segment, product cost of goods sold as a percent of net product sales declined to 26% in the three months ended October 4, 2009 compared to 41% in the three months ended September 28, 2008 primarily as a result of improved manufacturing efficiencies, including synergies related to the consolidation of our FoxHollow manufacturing operations, margin improvement associated with selling our own line of PTA balloons and volume growth. Also contributing to the decline of product cost of goods sold as a percentage of net product sales in our peripheral vascular segment were additional costs incurred in the three months ended September 28, 2008 related to the consolidation of our FoxHollow manufacturing operations that did not recur in the three months ended October 4, 2009. The decrease was partially offset by an increase in excess and obsolete inventory expense due to product transitions of our plaque excision systems.
In our neurovascular segment, product cost of goods sold as a percent of net product sales decreased to 24% in the three months ended October 4, 2009 compared to 26% in the three months ended September 28, 2008 as a result of cost leverage due to volume growth. The decrease was partially offset by an increase in excess and obsolete inventory expense as a result of recording additional reserves due to product transitions of our coil products.
Research collaboration (expense). Expense incurred as a result of our former research collaboration with Merck was $2.1 million for the three months ended September 28, 2008.
Sales, general and administrative. Sales, general and administrative expense increased 4% to $55.0 million in the three months ended October 4, 2009 compared to $53.1 million in the three months ended September 28, 2008. Sales, general and administrative expense as a percentage of net product sales declined to 49% of net product sales in the three months ended October 4, 2009 compared to 53% of net product sales in the three months ended September 28, 2008 primarily due to increased net product sales and continued sales productivity improvement and expense leverage.
Research and development. Research and development expense increased 3% to $12.5 million in the three months ended October 4, 2009 compared to $12.1 million in the three months ended September 28, 2008. Research and development expense was 11% of net sales in the three months ended October 4, 2009 and September 28, 2008.
Amortization of intangible assets. Amortization of intangible assets declined 16% to $6.8 million in the three months ended October 4, 2009 compared to $8.1 million in the three months ended September 28, 2008 primarily due to certain intangible assets becoming fully amortized and lower gross intangible balances for certain intangible assets resulting from the impairment charges we recognized in 2008, partly offset by the amortization of intangible assets purchased in connection with our acquisition of Chestnut.
Contingent consideration. Under the terms of the agreement and plan of merger with Chestnut, we may be obligated to make a milestone payment of up to $75 million upon the FDA pre-market approval of the Pipeline device. The change in fair value of the contingent consideration for the three months ended October 4, 2009 was $2.3 million. We anticipate we likely will incur significant charges or recognize significant benefits associated with future changes in fair value of the contingent consideration. For additional discussion, see Note 3 and Note 5 of our consolidated financial statements contained elsewhere in this report.
Interest expense (income), net. Interest expense, net was $140,000 in the three months ended October 4, 2009 compared to $49,000 in the three months ended September 28, 2008. This increase was due primarily to lower levels of interest income on invested cash balances due to lower interest rates in the third fiscal quarter 2009 compared to the third fiscal quarter 2008. Interest expense for the third fiscal quarter 2009 was $267,000 and interest income was $127,000. Interest expense for the third fiscal quarter 2008 was $311,000 and interest income was $262,000.
Other (income) expense, net. Other income, net was $143,000 in the three months ended October 4, 2009 compared to other expense, net of $2.3 million in the three months ended September 28, 2008. The other (income) expense, net in each of the three months ended October 4, 2009 and September 28, 2008 was primarily due to net foreign currency exchange rate gains and losses. The volatility of the U.S. dollar compared to the euro and other currencies positively impacted our foreign currency-designated accounts receivable in the third fiscal quarter 2009. This impact was reduced by the loss of $1.5 million incurred on a forward exchange contract we entered into during the third fiscal quarter 2009 to partially offset our exposure to foreign currency exchange rate fluctuations. The forward contract was settled prior to the end of the third fiscal quarter 2009. There were no outstanding forward foreign exchange contracts as of October 4, 2009.
Income tax expense (benefit). We recorded income tax expense of $849,000 for the three months ended October 4, 2009 compared to income tax expense of $516,000 for the three months ended September 28, 2008. The 2009 tax expense includes anticipated alternative minimum tax in the U.S., income tax in foreign jurisdictions, and income tax in several states. For the three months ended September 28, 2008, we incurred income tax expense related to certain of our European sales offices.

Comparison of the Nine Months Ended October 4, 2009 to the Nine Months Ended September 28, 2008
Net sales. Net sales increased to $322.3 million in the nine months ended October 4, 2009 compared to $316.0 million in the nine months ended September 28, 2008. Our net sales in the nine months ended October 4, 2009 did not include any research collaboration revenue compared with $19.4 million of research collaboration revenue for the nine months ended September 28, 2008. Net product sales increased 9% to $322.3 million in the nine months ended October 4, 2009 compared to $296.6 million in the nine months ended September 28, 2008 driven by strong results across all product categories, with the exception of our atherectomy products, which declined as a result of continued competition.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 2% to $205.8 million in the nine months ended October 4, 2009 compared to $201.8 million in the nine months ended September 28, 2008. Net sales in our stent product line increased 11% to $86.6 million in the nine months ended October 4, 2009 compared to $77.9 million in the nine months ended September 28, 2008. This increase was attributable to increased market penetration of our EverFlex family of stents and balloon expandable stents. Net sales of our atherectomy products decreased 13% to $60.0 million in the nine months ended October 4, 2009 compared to $68.6 million in the nine months ended September 28, 2008 due to continued competition. Net sales of our thrombectomy and embolic protection devices increased 16% to $23.3 million in the nine months ended October 4, 2009 compared to $20.0 million in the nine months ended September 28, 2008 largely due to increases in sales of our embolic protection devices. Net sales of our procedural support and other products increased 2% to $35.9 million in the nine months ended October 4, 2009 compared to $35.3 million in the nine months ended September 28, 2008.
Net sales of neurovascular products. Net sales of our neurovascular products increased 23% to $116.5 million in the nine months ended October 4, 2009 compared to $94.8 million in the nine months ended September 28, 2008, driven by increases in all product categories. Net sales of our embolic products increased 30% to $69.6 million in the nine months ended October 4, 2009 compared to $53.5 million in the nine months ended September 28, 2008 primarily due to the continued market penetration of the Onyx Liquid Embolic System, Axium coil and neuro stents and the launch of our Pipeline Embolization Device in Europe and other international markets. Sales of our neuro access and delivery products and other increased 13% to $46.9 million in the nine months ended October 4, 2009 compared to $41.3 million in the nine months ended September 28, 2008 largely as a result of volume growth across multiple product lines including our catheters, neuro balloons and guidewires.
Research collaboration (revenue). Revenue from our former research collaboration with Merck was $19.4 million for the nine months ended September 28, 2008.
Net sales by geography. Net sales in the U.S. were $197.8 million in the nine months ended October 4, 2009 compared to $208.8 million in the nine months ended September 28, 2008. Net sales in the U.S. in the nine months ended September 28, 2008 included $19.4 million in research collaboration revenue from Merck. Net product sales in the U.S. increased primarily as a result of increased market penetration of our Onyx Liquid Embolic System, EverFlex family of stents, and embolic protection devices. International net sales increased 16% to $124.5 million in the nine months ended October 4, 2009 compared to $107.2 million in the nine months ended September 28, 2008 and represented 39% and 36% of our total net product sales during the nine months ended October 4, 2009 and September 28, 2008, respectively. International growth was driven by an increase across all product categories including market penetration of our Axium coil and neuro stents and launch of our Pipeline Embolization Device and PTA balloons. Our international net sales in the nine months ended October 4, 2009 included an unfavorable foreign currency exchange rate impact of approximately $10.6 million principally resulting from the relationship of the U.S. dollar to the euro compared to the prior year.
Product cost of goods sold. As a percentage of net product sales, product cost of goods sold declined to 28% of net product sales in the nine months ended October 4, 2009 compared to 35% of net product sales in the nine months ended September 28, 2008. The improvement in our product cost of goods sold was driven mainly by improvements in our peripheral vascular business segment as well as the mix of neurovascular products sold, which generally have lower product cost of goods sold.
In our peripheral vascular segment, product cost of goods sold as a percent of net product sales declined to 30% the nine months ended October 4, 2009 compared to 38% in the nine months ended September 28, 2008 as a result of improved manufacturing efficiencies including synergies related to the consolidation of our FoxHollow manufacturing operations, margin improvement associated with selling our own line of PTA balloons and volume growth. During the nine months ended September 28, 2008 we also incurred costs related to the consolidation of our FoxHollow manufacturing operations that did not recur in the nine months ended October 4, 2009.
In our neurovascular segment, product cost of goods sold as a percent of net product sales declined to 24% in the nine months ended October 4, 2009 compared to 26% in the nine months ended September 28, 2008 as a result of leverage due to volume growth.
Research collaboration (expense). Expense incurred as a result of our former research collaboration with Merck was $5.6 million for the nine months ended September 28, 2008.
Sales, general and administrative. Sales, general and administrative expense declined 7% to $165.6 million in the nine months ended October 4, 2009 compared to $178.9 million in the nine months ended September 28, 2008 primarily as a result of $7.1 million of synergies related to the consolidation of our FoxHollow facilities and cost management efforts, including a decrease of marketing costs of $2.2 million and personnel costs of $1.9 million, slightly offset by $3.4 million of expense recorded in the first quarter 2009 to increase reserves on our vacated FoxHollow leased facilities. In connection with the resignation of our former chairman, president and chief executive officer, we made and expensed a lump sum cash payment of $1.3 million and incurred $1.5 million of non-cash stock-based compensation expense in the second fiscal quarter 2008. Sales, general and administrative expense as a percentage of net product sales declined to 51% of net product sales in the nine months ended October 4, 2009 compared to 60% of net product sales in the nine months ended September 28, 2008 primarily due to higher net product sales, improved sales productivity and continued expense leverage.
Research and development. Research and development expense decreased 4% to $36.4 million in the nine months ended October 4, 2009 compared to $37.9 million in the nine months ended September 28, 2008. Research and development expense decreased to 11% of net sales in the nine months ended October 4, 2009 compared to 12% of net sales in the nine months ended September 28, 2008.
Amortization of intangible assets. Amortization of intangible assets decreased to $18.4 million in the nine months ended October 4, 2009 compared to $24.3 million in the nine months ended September 28, 2008, primarily as a result of lower gross intangible balances for certain intangible assets as a result of the impairment charges we recognized in 2008 and the full amortization of certain intangible assets, partially offset by the amortization of intangible assets purchased in connection with our acquisition of Chestnut.
Contingent consideration. The change in fair value of contingent consideration in connection with our acquisition of Chestnut was $2.5 million for the nine months ended October 4, 2009. For additional discussion, see Note 3 and Note 5 of our consolidated financial statements.
Intangible asset impairment. Intangible asset impairment was $10.5 million in the nine months ended September 28, 2008 as a result of the termination of the Merck collaboration and license agreement. See Note 10 to our consolidated financial statements.
Gain on investments, net. Gain on investments, net was $4.1 million in the nine months ended October 4, 2009 and was attributed to a $4.1 million realized gain on the sale of non-strategic investment assets in the first fiscal quarter 2009.
Interest expense (income), net. Interest expense, net was $575,000 in the nine months ended October 4, 2009 compared to interest income, net of $307,000 in the nine months ended September 28, 2008. This change was due primarily to lower interest rates on invested cash balances in the nine months ended October 4, 2009 compared to the same period in the prior year. Interest expense for the nine months ended October 4, 2009 was $818,000 and interest income was $243,000. Interest expense for the nine months ended September 28, 2008 was $891,000 and interest income was $1.2 million.
Other (income) expense, net. Other expense, net was $1.4 million in the nine months ended October 4, 2009 compared to $192,000 in the nine months ended September 28, 2008. Other expense, net in each of the nine months ended October 4, 2009 and September 28, 2008 was primarily due to net foreign currency exchange rate gains and losses. The volatility of the U.S. dollar compared to the euro and other currencies negatively impacted our accounts receivable denominated in foreign currencies during the first fiscal quarter 2009 and positively impacted our foreign currency-designated accounts receivable during the second and third fiscal quarters 2009. Other expense, net for the nine months ended October 4, 2009 includes losses of $3.1 million on forward foreign exchange contracts we entered into during the second and third fiscal quarters 2009 to partially offset our exposure to foreign currency exchange rate fluctuations. The forward contracts were settled prior to the end of the second and third fiscal quarters 2009, and there were no outstanding forward exchange contracts as of October 4, 2009.
Income tax expense (benefit). We recorded an income tax benefit of $17.5 million for the nine months ended October 4, 2009 compared to an expense of $1.5 million for the nine months ended September 28, 2008. In connection with our acquisition of Chestnut, we have established net deferred tax liabilities which resulted in the reversal of $19.0 million of existing deferred tax valuation allowance. The reversal of our deferred tax valuation allowance is recorded as a tax benefit on our consolidated statements of operations. For the nine months ended October 4, 2009, the tax expense amount also includes anticipated alternative minimum tax, income tax in foreign jurisdictions, state income tax in several states and income tax expense related to certain of our European sales offices. For the nine months ended September 28, 2008, we incurred income tax expense related to certain of our European sales offices.
Liquidity and Capital Resources

	October 4,	December 31,
Balance Sheet Data	2009	2008
	(in thousands)
Cash and cash equivalents	$80,504	$59,652
Total current assets	212,288	187,123
Total assets	871,910	720,664
Total current liabilities	72,042	67,448
Long-term debt	4,583	6,458
Total liabilities	134,708	80,123
Total stockholders’ equity	737,202	640,541
Cash and cash equivalents. Our cash and cash equivalents available to fund our current operations were $80.5 million and $59.7 million at October 4, 2009 and December 31, 2008, respectively. We believe our cash and cash equivalents and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. Our cash is primarily invested in highly liquid prime or treasury money market funds.
Letters of credit and restricted cash. As of October 4, 2009, we had outstanding commitments of $4.7 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.
Operating activities. Net cash provided by operations during the nine months ended October 4, 2009 was $47.4 million compared to $30.5 million used in operations during the nine months ended September 28, 2008. We generated cash from operations during the first nine months of 2009 as a result of our improved operating results and continued working capital management. During the nine months ended October 4, 2009, our net income included a non-cash income tax benefit of $19.0 million recorded in connection with our acquisition of Chestnut (see Note 5 of our consolidated financial statements). Our net income also included approximately $37.8 million of non-cash charges for depreciation and amortization and non-cash stock-based compensation expense as compared with $44.7 million during the first nine months of 2008. In the nine months ended September 28, 2008, cash used in operations was primarily a result of our net loss and increased working capital requirements during the prior periods, which contained certain non-recurring items. These non-recurring items included a reduction of deferred revenue of $9.0 million associated with our former research collaboration with Merck, an increase in accrued litigation of $15.4 million as a result of our coil litigation settlement, and $10.5 million related to the Merck asset impairment. We expect to continue to focus on generating cash from operations during the remainder of 2009.
Investing activities. Cash used in investing activities was $28.4 million during the nine months ended October 4, 2009 compared to $7.3 million used in investing activities during the nine months ended September 28, 2008. During the nine months ended October 4, 2009 in connection with the acquisition of Chestnut, we paid $24.7 million, net of cash received, for the cash portion of the acquisition consideration to Chestnut’s stockholders. During the nine months ended October 4, 2009, we also received $4.1 million in proceeds from the sale of non-strategic investment assets, increased our restricted cash by $2.0 million and purchased $3.8 million of property and equipment and $1.8 million of patents and licenses. Cash used in investing activities during the nine months ended September 28, 2008 was primarily due to purchases of $9.0 million of property and equipment, $7.5 million paid in connection with an earn-out contingency of a previous acquisition and $2.3 million of payments for patents and licenses, partially offset by $9.7 million in proceeds from the sale of short-term investments.

Financing activities. Cash provided by financing activities was $1.6 million during the nine months ended October 4, 2009 compared to cash provided by financing activities of $2.5 million during the nine months ended September 28, 2008. During the nine months ended October 4, 2009, cash provided by financing activities was generated primarily from proceeds of employee stock purchase plan purchases and exercise of stock options, partially offset by payments on our term loan with Silicon Valley Bank. Cash provided by financing activities during the nine months ended September 28, 2008 reflects proceeds from stock option exercises and employee stock purchase plan purchases.
Contractual cash obligations. Except as noted below, there were no material changes to our contractual cash obligations as set forth in our annual report on Form 10-K for the year ended December 31, 2008.
Under the terms of the Chestnut acquisition agreement, we may be obligated to make an additional milestone-based payment of cash and equity totaling up to $75 million upon the FDA pre-market approval of the Pipeline device. This milestone-based contingent payment could range from: (1) $75 million upon FDA approval prior to October 1, 2011, (2) $75 million less $3.75 million per month upon FDA approval from October 1, 2011 through December 31, 2012 and (3) no payment required if FDA approval is not obtained by December 31, 2012. The milestone-based payment of up to $75 million, at our election, will consist of cash and equity ranging from 30% cash and 70% equity to 85% cash and 15% equity, of the total required payment.
On April 2, 2009, we entered into a lease agreement to rent approximately 75,000 square feet of office space in Plymouth, Minnesota, for our corporate and U.S. peripheral vascular business headquarters, for an initial term of 80 months which began on November 1, 2009. Subject to certain conditions, we may extend the term of the lease for up to two additional terms of five years at the then market rate for rent. Pursuant to the lease agreement, the monthly rental payment will be approximately $95,000, subject to annual increases. In addition to base rent, we will pay a certain percentage of the annual real estate taxes and operating expenses of the building.
Financing history. Although we recognized net income during the second and third fiscal quarters of 2009, prior to such time, we generated significant operating losses including cumulative non-cash charges of $199.4 million for acquired in-process research and development that have resulted in an accumulated deficit of $1.1 billion as of October 4, 2009. Historically, our liquidity needs have been met through public and private offerings, our bank financing with Silicon Valley Bank, our acquisition of FoxHollow, and more recently, from cash generated from operations.
Credit facility. Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc., which we collectively refer to as the “borrowers,” are parties to a loan and security agreement, with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit expires on June 25, 2010 and the term loan matures on June 23, 2012. As of October 4, 2009, we had $7.1 million outstanding under the term loan and no outstanding borrowings under the revolving line of credit; however, we had $1.1 million of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit to $48.9 million. We refer you to the information contained in Note 11 to our consolidated financial statements for further discussion of our existing financing arrangements.
Other liquidity information. We refer you to the information contained in Note 16 to our consolidated financial statements and our annual report on Form 10-K for our fiscal year ended December 31, 2008 for further discussion of earn-out contingencies and pending and threatened litigation related thereto as a result of one of our previous acquisitions and a previous acquisition by FoxHollow.
Our future liquidity and capital requirements will be influenced by numerous factors, including any future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of pending and threatened litigation. We believe our cash and cash equivalents and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months. However, there is no assurance that additional funding will not be needed or sought prior to such time. In the event that we require additional working capital to fund future operations and any future acquisitions, we may sell shares of our common stock or other equity securities, sell debt securities, or enter into additional credit and financing arrangements with one or more independent institutional lenders. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders. If we require additional working capital, but are not able to raise additional funds, we may be required to significantly curtail or cease ongoing operations.
Credit risk. At October 4, 2009, our accounts receivable balance was $79.3 million, compared to $72.8 million at December 31, 2008. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of October 4, 2009, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce our cash flow from operations. We have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.
Related Party Transactions
We refer you to the information contained in Note 18 to our consolidated financial statements.
Critical Accounting Policies and Estimates
Except for the additional policies noted below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K for the year ended December 31, 2008.
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
Forward Foreign Currency Contracts
We use forward foreign currency contracts to hedge the volatility of foreign currency rates for foreign cash balances and accounts receivable for which payment is settled in a currency other than our local operations’ functional currency. We did not have any forward foreign currency contracts outstanding at the end of the third quarter of 2009 or at the end of fiscal year 2008. During the three and nine months ended October 4, 2009, we recorded $1.5 million and $3.1 million of losses, respectively, as “Other (income) expense, net” in our consolidated statements of operations associated with the settlement of our foreign currency contracts.
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
Recently Issued Accounting Pronouncements
In the third quarter of 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed nonauthoritative. The adoption of this pronouncement did not have a material impact on our consolidated financial statements; however, the ASC affected the way we reference authoritative guidance in our consolidated financial statements.
In December 2007, the FASB issued additional guidance on business combinations contained in ASC Topic 805 (“ASC Topic 805”) and additional guidance on noncontrolling interests in consolidated financial statements contained in ASC Topic 810, which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.
ASC Topic 805 changes the method for applying the acquisition method in a number of significant respects, including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. We adopted these standards at the beginning of our 2009 fiscal year. The new presentation and disclosure requirements for pre-existing non-controlling interests are retrospectively applied to all prior period financial information presented. See Note 5 for further discussion of the impact the adoption of ASC Topic 805 had on our results of operations and financial conditions as a result of our Chestnut acquisition in the second quarter of 2009.
In May 2009, the FASB issued additional guidance on management’s assessment of subsequent events. This guidance is contained in ASC Topic 855 (“ASC Topic 855”) and clarifies that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted ASC Topic 855 in the second quarter of 2009. The implementation of ASC Topic 855 did not have a material impact on our consolidated financial statements.
In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets, (“ASC Topic 350-30-35-1”), which amended the factors considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. ASC Topic 350-30-35-1 requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset. The ASC Topic 350-30-35-1 also requires enhanced disclosure when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. We adopted ASC Topic 350-30-35-1 as of January 1, 2009. The adoption did not have a significant impact on our consolidated financial statements.

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
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	The effect of current worldwide economic conditions on our business, operating results and financial condition, including reduced demand for procedures using our products, the volatility and uncertainty in the capital markets and the availability of credit to our distributors, customers and suppliers;

•	Recent history of operating losses, negative cash flow and failure to achieve our goal of sustained profitability;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Failure to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all or to comply with other applicable laws and regulations, including without limitation the Federal Anti-Kickback Statute and similar healthcare fraud and abuse laws, the Foreign Corrupt Practices Act and regulations prohibiting the promotion of off-label uses and products for which marketing clearance has not been obtained;

•	Fluctuations in foreign currency exchange rates, especially the effect of a stronger U.S. dollar against the euro, and interest rates;

•	Lack of market acceptance of new products;

•	Lack of demand for our atherectomy products, due in part to increased competition and lack of long-term clinical data regarding their safety and efficacy;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Dependence upon our stents and atherectomy products for a significant portion of our product sales;

•	Risk of technological obsolescence, failure to develop innovative and successful new products and technologies and delays in product introduction;

•	Risks associated with clinical trials;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Future additional charges associated with the impairment in the value of our goodwill and other intangible assets;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Disruption in our ability to manufacture our products;

•	Ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Significant and unexpected claims under our EverFlex self-expanding stent worldwide fracture-free guarantee program in excess of our reserves;

•	Risks associated with previous and future acquisitions, including the incurrence of additional debt, contingent liabilities and expenses and obligations to make significant milestone payments not currently reflected in our financial statements and the effect of contingent consideration on our operating results;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Exposure to adverse side effects from our products and product liability claims;

•	Failure to obtain additional capital when needed or on acceptable terms;

•	Fluctuations in quarterly operating results as a result of seasonality and other items, such as the number and mix of products sold in the quarter; competition; regulatory actions; the timing of new product introductions; the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; field inventory levels; changes in average selling prices; the availability and cost of components and materials; foreign currency exchange rate fluctuations; effect of revenue recognition policies; timing of operating expenses in anticipation of sales; unanticipated expenses; costs related to acquisitions; special charges and fluctuations in investment returns on cash balances;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain countries, their reliance on credit to purchase our products and their recent tendency to reduce their inventories of our products in light of the tightened credit markets;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank or inability to access funds under our revolving line of credit due to borrowing base limitations;

•	Changes in and failure to retain or replace senior management or other key employees and the avoidance of business disruption and employee distraction as we continue to execute restructuring activities;

•	Adverse changes in applicable laws or regulations, including in particular healthcare and tax laws and regulations;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Changes in generally accepted accounting principles;

•	Effects of pending and threatened litigation;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I — Item 1A. Risk Factors” on pages 31 through 55 of such report and “Part II — Item 1A. Risk Factors” contained in our subsequent quarterly reports on Form 10-Q, including this report.
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
Interest Rate Risk
Borrowings under our revolving line of credit with Silicon Valley Bank bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of October 4, 2009, we had no borrowings under our revolving line of credit and had $7.1 million in borrowings under the term loan. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $35,000 on an annual basis.
At October 4, 2009, our cash and cash equivalents were $80.5 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $10,000 on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the exchange rate between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Approximately 26% of our net sales were denominated in foreign currencies in both the three and nine months ended October 4, 2009. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and when we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.
Approximately 73% and 76% of our net sales denominated in foreign currencies in the three and nine months ended October 4, 2009, respectively, were derived from European Union countries and were denominated in the euro. Our principal foreign currency exchange rate risks exist between the U.S. dollar and the euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. During the third fiscal quarter of 2009, we entered into a forward exchange contract to partially hedge our exposure to foreign currency exchange rate fluctuations associated with our euro-denominated accounts receivable. Net of hedging activities, we recorded a foreign currency transaction gain of $143,000 and a foreign currency transaction loss of $1.4 million in the three and nine months ended October 4, 2009, respectively, compared to foreign currency transaction losses of $2.3 million and $192,000 in the three and nine months ended September 28, 2008, respectively, primarily related to the translation of our foreign currency-denominated net receivables into U.S. dollars. Our third fiscal quarter 2009 forward contract was settled prior to the end of the quarter and there were no outstanding forward exchange contracts as of October 4, 2009. We will continue to assess the use of hedging contracts in the future and entered into three hedges at the beginning of the fourth quarter of 2009 to hedge our balance sheet risk of the euro, British pound and Canadian dollar. At October 4, 2009, we had euro-denominated accounts receivable and cash of €22.0 million and €962,000, respectively. A 10% increase in the foreign exchange rate between the U.S. dollar and the euro as a result of a weakening dollar would have the effect of approximately a $3.4 million foreign currency transaction gain. A 10% decrease in the foreign currency exchange rate between the U.S. dollar and the euro as a result of a strengthening dollar would have the effect of approximately a $3.4 million foreign currency transaction loss.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended October 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of our legal proceedings in Note 16 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I — Item 1A. Risk Factors” and the additional and revised risk factors described in our quarterly report on Form 10-Q for the fiscal quarter ended July 5, 2009 under the heading “Part II — Item 1A. Risk Factors” and below, any or all of which could materially adversely affect our business, financial condition or operating results.
Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of healthcare reform programs are adopted in our key markets and other administration and legislative proposals are enacted into law.
Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about healthcare reform. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Most recently, in September 2009, Max Baucus, the Chairman of the U.S. Senate Finance Committee released a draft of the committee’s healthcare reform bill, a bill which included an excise tax on all medical devices, requiring the medical device industry to contribute $4 billion to healthcare reform each year for a period of 10 years. Various healthcare reform proposals also have emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, if the excise tax contained in the proposed legislation from the U.S. Senate Finance Committee is enacted into law, our operating results could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the third fiscal quarter ended October 4, 2009, we did not issue any shares of our common stock or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of ev3 or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of our common stock during the third fiscal quarter ended October 4, 2009.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced Plans or	Purchased Under the
Period	Purchased (1)	Per Share	Programs (2)	Plans or Programs (2)
Month # 1	812	$10.73	N/A	N/A
(July 6, 2009 — August 9, 2009)
Month # 2	—	—	N/A	N/A
(August 10, 2009 — September 6, 2009)
Month # 3	—	—	N/A	N/A
September 7, 2009 — October 4, 2009)

Total:	812	$10.73	N/A	N/A

(1)	Consists of shares repurchased from employees in connection with the required payment of withholding or employment-related tax obligations due in connection with the vesting of restricted stock awards.

(2)	Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than an indefinite number of shares in connection with the cashless exercise of outstanding stock options and the surrender of shares of common stock upon the issuance or vesting of stock grants to satisfy any required withholding or employment-related tax obligations.
Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the third fiscal quarter ended October 4, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Employment Agreement dated June 11, 2003 between ev3 Europe SAS and Pascal E.R. Girin, as amended on September 17, 2009 (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

November 3, 2009	ev3 Inc.
	By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Shawn McCormick
Shawn McCormick
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Employment Agreement dated June 11, 2003 between ev3 Europe SAS and Pascal E.R. Girin, as amended on September 17, 2009	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith