Form 10-Q
period 2010-04-04
ev3 Inc.
filed 2010-05-07
CIK 1318310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.
Commission file number: 000-51348
ev3 Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0138874
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
3033 Campus Drive
Plymouth, Minnesota 55441
(Address of principal executive offices)
(763) 398-7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒
As of April 28, 2010, there were 113,181,212 shares of common stock, par value $0.01 per share, of the registrant outstanding.

ev3 Inc.
FORM 10-Q
For the Quarterly Period Ended April 4, 2010

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
In this report, references to “ev3,” “we,” “our” or “us” in this report, unless the context otherwise requires, refer to ev3 Inc. and its subsidiaries.
All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
ev3 Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(unaudited)

	April 4,	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$116,801	$98,050
Accounts receivable, less allowance of $6,843 and $7,260, respectively	87,454	90,711
Inventories, net	46,138	45,054
Prepaid expenses and other assets	9,736	6,645

Total current assets	260,129	240,460
Restricted cash	4,187	4,346
Property and equipment, net	27,909	29,159
Goodwill	367,575	367,486
Intangible assets, net	248,473	254,288
Other assets	509	550

Total assets	$908,782	$896,289

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	14,375	16,737
Accrued compensation and benefits	24,662	32,239
Accrued liabilities	24,892	22,453

Total current liabilities	66,429	73,929
Long-term debt	3,333	3,958
Other long-term liabilities	66,425	63,908

Total liabilities	136,187	141,795

Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of April 4, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 112,956,788 and 112,345,500 shares issued and outstanding as of April 4, 2010 and December 31, 2009, respectively	1,130	1,123
Additional paid-in capital	1,836,789	1,828,655
Accumulated deficit	(1,064,880)	(1,074,744)
Accumulated other comprehensive loss	(444)	(540)

Total stockholders’ equity	772,595	754,494

Total liabilities and stockholders’ equity	$908,782	$896,289

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 4, 2010	April 5, 2009

Net sales	$123,854	$100,395

Operating expenses:
Cost of goods sold	29,227	30,988
Sales, general and administrative	61,827	55,648
Research and development	13,839	11,578
Amortization of intangible assets	6,656	5,828
Contingent consideration	2,498	—

Total operating expenses	114,047	104,042
Income (loss) from operations	9,807	(3,647)

Other expense (income):
Gain on investments, net	—	(4,067)
Interest expense, net	197	213
Other expense, net	354	2,208

Income (loss) before income taxes	9,256	(2,001)

Income tax benefit	(608)	(192)

Net income (loss)	$9,864	$(1,809)

Earnings per share:

Net income (loss) per common share:

Basic	$0.09	$(0.02)

Diluted	$0.09	$(0.02)

Weighted average common shares outstanding:
Basic	112,674,997	105,030,020

Diluted	114,386,308	105,030,020

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended
	April 4, 2010	April 5, 2009
Operating activities
Net income (loss)	$9,864	$(1,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,188	8,628
Contingent consideration	2,498	—
Provision for bad debts and sales returns	(293)	(321)
Provision for inventory obsolescence	987	1,148
Gain on sale or disposal of investments and assets, net	(4)	(4,067)
Stock compensation expense	3,314	3,711
Change in operating assets and liabilities, net of acquired:
Accounts receivable	3,594	277
Inventories	(2,072)	795
Prepaid expenses and other assets	(3,265)	21
Accounts payable	(2,022)	2,060
Accrued expenses and other liabilities	(4,482)	(3,990)

Net cash provided by operating activities	17,307	6,453

Investing activities
Purchase of property and equipment	(1,360)	(732)
Purchase of patents and licenses	(841)	(681)
Proceeds from sale of assets	24	—
Proceeds from sale of investments	—	4,081
Change in restricted cash	(85)	(1,440)

Net cash (used in) provided by investing activities	(2,262)	1,228
Financing activities
Payments on long-term debt and capital lease obligations	(625)	(668)
Proceeds from exercise of stock options	4,830	347
Proceeds from employee stock purchase plan	—	884
Other	(3)	—

Net cash provided by financing activities	4,202	563
Effect of exchange rate changes on cash	(496)	(982)

Net increase in cash and cash equivalents	18,751	7,262
Cash and cash equivalents, beginning of period	98,050	59,652

Cash and cash equivalents, end of period	$116,801	$66,914

The accompanying notes are an integral part of these consolidated financial statements.

ev3 Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
ev3 Inc. (“we,” “our” or “us”) is a global endovascular company focused on identifying and treating peripheral vascular disease, including, in particular, lower extremity arterial disease and neurovascular disease. We develop, manufacture and market a wide range of products that include plaque excision, stents, embolic protection, percutaneous transluminal angioplasty (“PTA”) balloons and other procedural support products for the peripheral vascular market and embolic coils, flow diversion and flow restoration devices, liquid embolics, flow directed and other micro catheters, occlusion balloon systems, guidewires, neuro stents and retrieval devices for the neurovascular market. We market our products in the United States, Europe, Canada, Australia and other countries through a direct sales force and through distributors in certain other international markets.

2.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period may not be indicative of results for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.
Certain amounts reported in our consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.
We operate on a manufacturing calendar with our fiscal year ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Accordingly, the first fiscal quarters of 2010 and 2009 ended on April 4 and April 5, respectively.
New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurement, Accounting Standards Update (“ASU”) 2010-6, which amends Accounting Standards Codification (“ASC”) 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. We adopted ASU 2010-6 in the first quarter of 2010. The implementation of ASU 2010-6 did not have a material impact on our consolidated financial statements.
In February 2010, the FASB issued guidance on subsequent events contained in ASU 2010-09, which amends ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. Although we are still required to evaluate subsequent events through the date the financial statements are issued, the pronouncement exempts SEC filers from disclosing the date through which subsequent events have been evaluated. We adopted ASU 2010-09 in the first quarter of 2010. The implementation of ASU 2010-09 did not have a material impact on our consolidated financial statements.

3.	Stock-Based Compensation
The following table presents the stock-based compensation (in thousands) recorded in our unaudited consolidated statements of operations for the three months ended:

Stock-Based Compensation Charges:	April 4, 2010	April 5, 2009
Cost of goods sold	$142	$245
Sales, general and administrative	2,864	3,098
Research and development	308	368

Total stock-based compensation charges	$3,314	$3,711

In the three months ended April 4, 2010, we granted options to purchase an aggregate of 233,000 shares of our common stock, 125,000 shares of restricted stock and 8,000 restricted stock units at a weighted average fair value of $5.94, $14.30 and $15.52 per share, respectively, to be recognized on a straight-line basis over the requisite service period, which, for the substantial majority of these grants, is four years. As of April 4, 2010, we had outstanding options to purchase an aggregate of 9.1 million shares of our common stock, of which options to purchase an aggregate of 5.8 million shares were exercisable. In addition, we have 1.3 million shares of restricted stock and 218,000 restricted stock units outstanding as of April 4, 2010.
We had $32.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of April 4, 2010. That cost is expected to be recognized over a weighted-average period of 2.29 years.
In the three months ended April 4, 2010, we issued 487,000 shares of common stock upon exercise of options, 21,000 shares from restricted stock vesting, and no shares under the employee stock purchase plan.

4.	Chestnut Acquisition
On June 23, 2009, we acquired Chestnut Medical Technologies, Inc. (“Chestnut”), a then privately held, California-based company focused on developing minimally invasive therapies for interventional neuroradiology. The transaction broadened our neurovascular product portfolio by adding the Pipeline Embolization Device for the treatment of cerebral aneurysms and the Alligator Retrieval Device for foreign body retrieval to our existing neurovascular embolic products and stents and neuro access technologies.
We acquired 100 percent of the equity interests of Chestnut for total consideration valued at $116.7 million, consisting of upfront consideration of common stock and cash valued at $79.4 million, as well as an additional milestone-based contingent payment of up to $75.0 million, payable in a combination of common stock and equity, upon the U.S. Food and Drug Administration (“FDA”) pre-market approval of the Pipeline Embolization Device.
The transaction has been accounted for under the acquisition method. Our consolidated financial statements include the financial results of Chestnut subsequent to the acquisition date of June 23, 2009.
The following table presents the purchase price consideration (in thousands) for the acquisition:

Equity consideration	$53,186
Cash consideration	26,240

Total cash and equity	79,426
Contingent consideration	37,275

Total purchase price consideration	$116,701

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

In addition, we have agreed to pay the former shareholders an additional milestone-based payment of cash and equity upon the FDA pre-market approval of the Pipeline Embolization Device. This milestone-based contingent payment could range from: (1) $75.0 million upon FDA approval prior to October 1, 2011, (2) $75.0 million less $3.75 million per month upon FDA approval from October 1, 2011 through December 31, 2012 and (3) no payment required if FDA approval is not obtained by December 31, 2012. The milestone-based payment of up to $75.0 million will consist of cash and equity paid in the form of shares of our common stock ranging from 30% cash and 70% equity to 85% cash and 15% equity. We have recorded the acquisition-date estimated fair value of the contingent milestone payment of $37.3 million as a component of the consideration transferred in exchange for the equity interests of Chestnut. The acquisition-date fair value was measured based on the probability-adjusted present value of the consideration expected to be transferred, discounted at 26%, the weighted average cost of capital for the Chestnut transaction. The fair value of the contingent milestone payment was remeasured as of April 4, 2010 at $44.6 million and is reflected in “Other long-term liabilities” in our consolidated balance sheets. The change in fair value of $2.5 million for the three months ended April 4, 2010 is reflected as “Contingent consideration” in our consolidated statements of operations.
The assets acquired and liabilities assumed in the Chestnut acquisition were measured and recognized at their fair values, with limited exceptions, at the date of the acquisition. The excess of the purchase price over the net identifiable assets acquired and liabilities assumed was recognized as goodwill, and reflects the future benefit we expect from leveraging our commercial operations to market the acquired products. None of the goodwill or intangible assets resulting from our acquisition of Chestnut are deductible for tax purposes.
The following table summarizes the preliminary amounts (in thousands) recognized on the acquisition date as part of the acquisition of Chestnut:

Intangible assets	$93,070
Tangible assets acquired, net of liabilities assumed	733
Deferred tax liabilities acquired, net	(29,323)
Goodwill	52,221

Estimated fair value of net assets acquired	$116,701

In connection with the Chestnut acquisition, we recorded deferred tax liabilities of $29.3 million, which includes $19.0 million related to amortizable intangible assets and $10.3 million related to indefinite-lived acquired in-process research and development. For additional discussion regarding deferred tax liabilities, see Note 11.
The following table presents the preliminary allocation of the purchase consideration to identifiable intangible assets acquired, excluding goodwill and the weighted average amortization period in total and by major intangible asset class (in thousands):

		Weighted Average
		Amortization
		Period
Intangible Asset Description	Fair Value Assigned	(in years)
Developed and core technology	$64,130	12
Customer and distributor relationships	220	3
Trademarks and tradenames	960	5
Non-compete agreements	360	3

Total amortizable intangible assets acquired	65,670	11
Acquired in-process research and development	27,400	Indefinite

Total intangible assets acquired (excluding goodwill)	$93,070

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
The income approach was used to determine the fair value of the acquired in-process research and development asset. This approach measures fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life on a discounted basis. The costs to complete each project were based on estimated direct project expenses as well as the remaining labor hours and related overhead costs. In arriving at the value of the acquired in-process research and development project, we considered the project’s stage of completion, the complexity of the work to be completed, the costs already incurred, the remaining costs to complete the project, the contribution of core technologies, the expected introduction date and the estimated useful life of the technology. We expect to incur approximately $7.0 million of development expense to obtain the regulatory approval required to commercialize the Pipeline Embolization Device in the United States. The discount rate used to arrive at the present value of acquired in-process research and development as of the date of the acquisition was approximately 27% and was based on the time value of money and medical technology investment risk factors.
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
Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of the acquisition based on management’s assessment.

5.	Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of April 4, 2010 and December 31, 2009, we held approximately $80.5 million and $55.4 million, respectively, in money market accounts measured at fair value on a recurring basis using Level 1 inputs. Our money market accounts are reflected as “Cash and cash equivalents” in our consolidated balance sheets.
In connection with our 2009 acquisition of Chestnut, we entered into an agreement to pay a contingent milestone-based payment of cash and equity upon the FDA pre-market approval of the Pipeline Embolization Device. We recorded the acquisition-date estimated fair value of the contingent milestone payment of $37.3 million as a component of the consideration transferred in exchange for the equity interests of Chestnut. We measured the initial amount and remeasure the liability each reporting period using Level 3 inputs. For additional discussion regarding the valuation of contingent consideration, see Note 4.
The following table presents a summary of the contingent consideration long-term liability and activity (in thousands) for the periods presented:

Balance as of December 31, 2009	$42,151
Change in fair value of contingent consideration	2,498

Balance as of April 4, 2010	$44,649

6.	Restructuring
In conjunction with our 2007 acquisition of FoxHollow Technologies, Inc. (“FoxHollow”), our management began to assess and formulate a plan to restructure certain activities of FoxHollow and to terminate certain contractual agreements assumed in the acquisition. The restructuring included costs associated with the closure of leased facilities assumed in the acquisition and relocation of those operations to our existing locations. The cost estimate included assumptions regarding our ability to find a third party to assume those leases.
During the first quarter of 2009, in light of the then current economic environment and continued downward pressures in the California real estate markets, we revised certain sub-lease rental assumptions related to our vacated leased FoxHollow facilities, which resulted in an increase in the estimated liability related to future lease payments of $3.4 million. The changes in assumptions relate to the additional time it will likely take to find a sub-lessee and the rental rate of the sub-lessee. Since this adjustment was made as a result of changes in market conditions subsequent to the acquisition and was made outside of the purchase price allocation period, the adjustment was included in the determination of net income (loss) for the three months ended April 5, 2009 and was reflected in “Sales, general and administrative” expenses on the consolidated statement of operations.
The following table represents a summary of activity (in thousands) associated with the FoxHollow restructuring accruals that occurred during the three months ended April 4, 2010. The unpaid portions of these costs are included in “Accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets for the periods presented:

Termination of contractual commitments as of December 31, 2009	$7,705
Amounts paid	(689)

Termination of contractual commitments as of April 4, 2010	$7,016

7.	Inventories, Net
Inventory, net consists of the following (in thousands):

	April 4, 2010	December 31, 2009
Raw materials	$10,399	$10,927
Work in-progress	5,244	4,849
Finished goods	40,031	40,252

	55,674	56,028
Inventory reserve	(9,536)	(10,974)

Inventory, net	$46,138	$45,054

Consigned inventory as of April 4, 2010 and December 31, 2009 was $18.9 million and $21.7 million, respectively.

8.	Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	April 4, 2010	December 31, 2009

Machinery and equipment	$32,858	$32,126
Office furniture and equipment	22,334	21,508
Leasehold improvements	16,735	16,846
Construction in progress	3,242	3,567

	75,169	74,047
Less:
Accumulated depreciation and amortization	(47,260)	(44,888)

Property and equipment, net	$27,909	$29,159

Depreciation and amortization expense for property and equipment was $2.5 million and $2.8 million for the three months ended April 4, 2010 and April 5, 2009, respectively.
9.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the three months ended April 4, 2010 are as follows (in thousands):

	Peripheral
	Vascular	Neurovascular	Total

Balance as of December 31, 2009	$230,100	$137,386	$367,486
Adjustments to goodwill related to acquisition of Chestnut	—	89	89

Balance as of April 4, 2010	$230,100	$137,475	$367,575

Intangible assets, net consist of the following (in thousands):

	Weighted	April 4, 2010			December 31, 2009
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents and licenses	5.0	$16,750	$(8,132)	$8,618	$16,016	$(7,743)	$8,273
Developed technology	11.0	260,147	(87,926)	172,221	260,147	(83,242)	176,905
Trademarks and tradenames	8.0	13,182	(5,861)	7,321	13,182	(5,562)	7,620
Customer relationships	10.0	56,314	(23,667)	32,647	56,314	(22,520)	33,794
Acquired in-process research and development	—	27,400	—	27,400	27,400	—	27,400
Other intangible assets	3.0	360	(94)	266	360	(64)	296

Intangible assets, net		$374,153	$(125,680)	$248,473	$373,419	$(119,131)	$254,288

Total amortization of intangible assets was $6.7 million and $5.8 million for the three months ended April 4, 2010 and April 5, 2009, respectively.
10.	Gain on Investments, Net
Gain on investments, net was $4.1 million for the three months ended April 5, 2009 attributed to the divestiture of non-strategic investments.
11.	Income Taxes
We use an estimated annual effective tax rate in determining our quarterly provision for income taxes. We have recorded an income tax benefit of $608,000 for the three months ended April 4, 2010, which reflects a reduction in the U.S. federal income tax due to recently passed legislation enabling us to utilize additional net operating loss carryforwards for alternative minimum tax purposes. For the three months ended April 5, 2009, we recorded income tax benefit of $192,000.
We have assessed all available evidence to determine the necessity of maintaining a valuation allowance for our deferred tax assets. In determining the amount of net deferred tax assets, we have excluded the deferred tax liability of $10.3 million related to acquired in-process research and development. While the deferred tax liability reduces our net deferred tax assets by a comparable amount, it does so in a manner that does not provide predictable future taxable income because the related asset is indefinite-lived and does not reduce the amount of net deferred tax assets. The deferred tax liability is reported under the caption “Other long-term liabilities” in our consolidated balance sheets.
A valuation allowance has been recorded against our remaining net deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be utilized. If it is determined in a future period that it is more likely than not that the deferred tax assets will be utilized, we will reverse all or part of the valuation allowance for our deferred tax assets.
12.	Other Comprehensive Income (Loss)
The following table provides a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended
	April 4, 2010	April 5, 2009

Net income (loss)	$9,864	$(1,809)
Changes in foreign currency translation	96	344

Total comprehensive income (loss)	$9,960	$(1,465)

13.	Commitments and Contingencies
Contingent Consideration
Under the terms of our Chestnut acquisition agreement, we may be obligated to make an additional milestone-based payment of cash and equity totaling up to $75.0 million upon the FDA pre-market approval of the Pipeline Embolization Device. For additional discussion regarding the contingent consideration, see Note 4.
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
The acquisition agreement relating to our acquisition of Appriva Medical, Inc. contains four milestones to which payments relate totaling $125 million. We believe that the milestones were not achieved by the applicable dates and that none of the milestones are payable. On April 7, 2009, Michael Lesh and Erik Van Der Burg, acting jointly as the shareholder representatives for the former shareholders of Appriva Medical, Inc., filed an amended complaint in Superior Court of the State of Delaware. The complaint seeks the recovery of all of the milestone payments and punitive damages. The plaintiffs assert several claims, including breach of contract, fraudulent inducement and violation of California securities law. We intend to answer the complaint after which the discovery process will start. Because this matter is in the early stages, we cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of this matter will not result in a material adverse effect on our business, financial condition, results of operations or cash flows of a future period.
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
Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in two reportable business segments based on similarities in the products sold, customer base and distribution system. Our peripheral vascular operating segment contains products that are used primarily in peripheral vascular procedures by vascular surgeons, cardiologists and radiologists. Our neurovascular operating segment contains products that are used primarily by neuroradiologists, interventional neurosurgeons and neurosurgeons.
Management measures segment profitability on the basis of gross profit calculated as net sales less cost of goods sold excluding amortization of intangible assets. Other operating expenses are not allocated to individual operating segments for internal decision making activities.
We sell our products through a direct sales force in the United States, Europe, Canada and Australia as well as through distributors in other international markets. Our customers include a broad physician base consisting of vascular surgeons, neurosurgeons, other endovascular specialists, radiologists, neuroradiologists and cardiologists.
Selected financial information related to our segments is presented below (in thousands):

	Three Months Ended
	April 4, 2010	April 5, 2009

Net sales
Peripheral vascular
Plaque excision	$20,485	$18,308
Stents	29,873	28,174
Thrombectomy and embolic protection	9,445	8,047
Procedural support and other	14,974	11,673

Total peripheral vascular	74,777	66,202

Neurovascular
Embolic products and stents	32,470	19,547
Neuro access and delivery products and other	16,607	14,646

Total neurovascular	49,077	34,193

Total net sales	$123,854	$100,395

Gross profit
Peripheral vascular	$54,054	$44,395
Neurovascular	40,573	25,012

Total gross profit (1)	94,627	69,407

Operating expense	84,820	73,054

Income (loss) from operations	$9,807	$(3,647)

Total assets	April 4, 2010	December 31, 2009

Peripheral vascular	$553,674	$548,641
Neurovascular	355,108	347,648

Total	$908,782	$896,289

(1)	Gross profit for internal measurement purposes is defined as net sales less cost of goods sold excluding amortization of intangible assets.

The following table presents net sales and long-lived assets by geographic area (in thousands):

	Three Months Ended
	April 4, 2010	April 5, 2009

Geographic Data
Net sales
United States	$72,957	$61,654
International	50,897	38,741

Total net sales	$123,854	$100,395

Long-lived assets	April 4, 2010	December 31, 2009

United States	$26,683	$27,823
International	1,226	1,336

Total long-lived assets	$27,909	$29,159

15.	Related Party Transaction
During the second quarter of 2007, we entered into a distribution agreement with Beijing Lepu Medical Device, Inc. (“Lepu”), a Chinese domiciled manufacturer and distributor of interventional cardiology and peripheral products. The agreement was amended in the fourth quarter of 2009 allowing Lepu to sell certain of our embolic protection devices and stents in China, through the expiration date of the agreement, December 31, 2010. We believe that having access to Lepu and their sub-distributor network is a strategic way for us to quickly gain access and market share in these strategic markets. Warburg Pincus Equity Partners, L.P. (“Warburg Pincus”), who owned approximately 24% of our outstanding common stock as of April 4, 2010, and who together with Vertical Group, L.P. (“Vertical”) has two designees on our board of directors, has an approximate 18% ownership interest in Lepu and has a designee on Lepu’s board of directors. Lepu purchased peripheral vascular products from us that we have recognized as revenue totaling approximately $1.8 million and $1.9 million, for the three months ended April 4, 2010 and April 5, 2009, respectively. As of April 4, 2010 and December 31, 2009, Lepu owed us approximately $1.6 million and $70,000, respectively, that is included in accounts receivable.
16.	Net Income (Loss) Per Common Share
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
The weighted average number of common shares outstanding for basic and diluted earnings per share purposes is as follows:

	Three Months Ended
	April 4, 2010	April 5, 2009

Weighted average number of shares outstanding, basic	112,674,997	105,030,020
Incremental effect of stock options and awards	1,711,311	—

Weighted average number of shares outstanding, diluted	114,386,308	105,030,020

There were 2.7 million stock options and awards as of April 4, 2010 and 11.0 million stock options and awards as of April 5, 2009, that were excluded from the incremental effect of stock options and awards in the table above as their effect would have been anti-dilutive.
In connection with our Chestnut acquisition, we may be obligated to make an additional milestone-based payment of cash and equity totaling up to $75.0 million upon the FDA pre-market approval of the Pipeline Embolization Device. The contingently issuable shares of common stock associated with the equity portion of the milestone-based contingent payment are not included in our basic or diluted shares outstanding. For additional discussion regarding our potential milestone-based contingent payment, see Notes 4 and 13.

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
Our peripheral vascular net sales for the first quarter of 2010 benefited from the launch of our new TurboHawk Plaque Excision System in the third quarter of 2009, the ongoing launch of our EverCross, NanoCross and PowerCross PTA balloons and increased market penetration of our embolic protection devices and our EverFlex and VisiPro family of stents. We launched our redesigned TrailBlazer Support Catheter in the U.S. in the fourth quarter of 2009 and in international markets during the first quarter of 2010. We have also launched our PowerCross 0.018 PTA balloon in U.S. and international markets and now have a full complement of platform sizes available worldwide.
During the first quarter of 2010, our neurovascular net sales benefited from the ongoing launch of our Pipeline Embolization Device in Europe and other international markets and continued market penetration of the Axium coil, Solitaire neuro stent and the Onyx Liquid Embolic System, partly offset by sales declines in older generation products. Building on the success we have experienced to date with our Axium coils, we initiated an early launch of our new Axium MicroFX PGLA and Nylon coils in the U.S. and Europe in the first quarter of 2010.
We expect to continue to further validate the clinical and competitive benefits of our technology platforms to obtain regulatory approvals and to drive utilization of our current products and the development of new and enhanced products. To accomplish this, we have a number of clinical trials underway or currently in development. In April 2010, we completed patient enrollment in our DURABILITY II trial in the U.S. with the objective of expanding our EverFlex stent’s U.S. indication to include treatment of peripheral artery disease. Enrollment in our DEFINITIVE trial series continues to progress, and is designed to expand the clinical evidence supporting the value of our plaque excision systems to drive increased procedure adoption, expand clinical indications and support the use of plaque excision as a front-line therapy. In the first quarter of 2010, we entered into a supply agreement with MEDRAD, Inc. to use their Cotavance peripheral drug-eluting balloon catheter as part of our DEFINITIVE AR European pilot study. We also continue to enroll on pace in our CREATE Post Approval Study, a study of the Protégé RX and Spider FX for use in carotid artery stenting. In our neurovascular business, during the first quarter of 2010 we commenced enrollment in our Solitaire with Intention for Thrombectomy, or SWIFT, study under a U.S. investigational device exemption, or IDE, to obtain FDA clearance for our Solitaire Flow Restoration device for the treatment of acute ischemic stroke. We are also continuing with our PUFS and COCOA studies of our Pipeline Embolization Device. We anticipate U.S. regulatory approval for the Pipeline Embolization Device in 2011.
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

Summary of First Quarter of 2010 Financial Results and Outlook
During our first quarter of 2010, we achieved sales growth across both our peripheral vascular and neurovascular segments, improvement in our gross margins and continued expense leverage compared to our first quarter of 2009. During the remainder of 2010, we will continue to focus on growing our revenue at or above market rates, improving profitability and generating cash.
Our first quarter of 2010 results and financial condition included the following items of significance, some of which we expect may also affect our results and financial condition during the remainder of 2010:
•	Net sales of our peripheral vascular products increased 13% to $74.8 million in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of the recent launch of our new TurboHawk Plaque Excision System, the ongoing launch of our EverCross, NanoCross and new PowerCross PTA balloons, and increased market penetration of our embolic protection devices, including our EverFlex family of self-expanding stents and Visi-Pro balloon expandable stents. We expect the recent launches of our new products, TurboHawk Plaque Excision System, Trailblazer Support Catheter and PowerCross PTA balloon, to have a positive impact on sales going forward. We also expect continued growth of our EverFlex and Visi-Pro family of stents during the remainder of 2010, although we are prohibited from marketing and promoting these devices in the U.S. outside of their approved indication and, we remain cautious of the current regulatory environment regarding the off-label utilization of our stents and the increased competition we may experience.

•	Net sales of our neurovascular products increased 44% to $49.1 million in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of the launch of our Pipeline Embolization Device in Europe and other international markets and continued market penetration of the Axium coil, Solitaire neuro stent and the Onyx Liquid Embolic System, partly offset by sales declines in older generation products. We believe our neurovascular business should continue to benefit from new product introductions, including our Pipeline and Solitaire FR devices, from the continued market penetration of the Axium coil and Onyx Liquid Embolic System, and expanded geographic presence during the remainder of 2010.

•	On a geographic basis, 59% of our net sales for the first quarter of 2010 were generated in the United States and 41% were generated outside the United States. Our international net sales increased 31% to $50.9 million in the first quarter of 2010 compared to the first quarter of 2009 as a result of the launch of our Pipeline Embolization Device and an increase in market penetration of our Solitaire neuro stent, Axium coil and Onyx Liquid Embolic System. We expect our international business to continue to benefit from our ability to sell our EverCross, NanoCross and PowerCross PTA balloon catheters, the recent launch of our Pipeline Embolization Device, the launch of our Axium MicroFx PGLA and Nylon microfilament coils and Marksman delivery catheter, and expansion of sales of our plaque excision devices during the remainder of 2010. Changes in foreign currency exchange rates had a positive impact on our net sales for the first quarter of 2010 of approximately $2.9 million compared to the first quarter of 2009, principally resulting from the relationship of the U.S. dollar as compared to the euro. At current exchange rates, we expect foreign currency exchange rates to have a minimal impact on our net sales during 2010 compared to our net sales during 2009.

•	Gross margin increased to 76.4% in the first quarter of 2010 compared to 69.1% in the first quarter of 2009 primarily attributable to realized manufacturing efficiencies and volume growth. Product mix, margin improvement associated with selling our own line of PTA balloons, and favorable foreign exchange also contributed to the increase. We expect our gross margins to increase through our focus on manufacturing efficiencies and opportunities to increase product pricing. Gross margin for internal measurement purposes is defined as net sales less cost of goods sold, which excludes the amortization of intangible assets, divided by net sales.

•	Sales, general and administrative expenses declined to 50% of net sales in the first quarter of 2010 compared to 55% of net sales in the first quarter of 2009 primarily as a result of leverage on sales growth and cost management efforts. The first quarter of 2009 included a $3.4 million adjustment to increase reserves on our vacated FoxHollow leased facilities. See Note 6 to our consolidated financial statements for further discussion. We expect our sales, general and administrative expenses as a percentage of net sales to continue to decline during the remainder of 2010 compared to 2009 primarily as a result of our ability to leverage our infrastructure to grow expenses at a lesser rate than our anticipated revenue growth.
•	Our net income in the first quarter of 2010 was $9.9 million, or $0.09 per diluted common share, compared to a net loss of $1.8 million, or $0.02 per diluted share, in the first quarter of 2009.

•	We had $116.8 million of cash and cash equivalents at April 4, 2010, an increase of $18.8 million compared to December 31, 2009. This increase was primarily due to $17.3 million of cash provided by operating activities, which was driven by our operating performance partly offset by cash used for working capital. We plan to continue to focus on generating cash flow from operations during the remainder of 2010.
Items Impacting Comparability
The following items impacted the comparability of our financial results for the first quarters of 2010 and 2009:
First Quarter of 2010
•	Charges relating to the estimated change in fair value of the contingent consideration of $2.5 million associated with the Chestnut acquisition.

•	Income tax benefit of $1.0 million from the reduction in U.S. federal income tax due to recently passed legislation enabling us to utilize additional net operating loss carryforwards for alternative minimum tax purposes.
First Quarter of 2009
•	Charge of $3.4 million to increase reserves on our vacated FoxHollow lease facilities.

•	Gain of $4.1 million attributed to the divestiture of non-strategic investments.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (dollars in thousands, except per share amounts), and the changes between the specified periods expressed as percent increases or decreases or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended
			Percent
Results of Operations:	April 4, 2010	April 5, 2009	Change

Net sales	$123,854	$100,395	23.4%
Operating expenses:
Cost of goods sold (a)	29,227	30,988	-5.7%
Sales, general and administrative (a)	61,827	55,648	11.1%
Research and development (a)	13,839	11,578	19.5%
Amortization of intangible assets	6,656	5,828	14.2%
Contingent consideration	2,498	—	NM

Total operating expenses	114,047	104,042	9.6%
Income (loss) from operations	9,807	(3,647)	NM
Other expense (income):
Gain on investments, net	—	(4,067)	-100.0%
Interest expense, net	197	213	-7.5%
Other expense, net	354	2,208	-84.0%

Income (loss) before income taxes	9,256	(2,001)	NM
Income tax benefit	(608)	(192)	216.7%

Net income (loss)	$9,864	$(1,809)	NM

Earnings per share:
Net income (loss) per common share:
Basic	$0.09	$(0.02)

Diluted	$0.09	$(0.02)

Weighted average shares outstanding:
Basic	112,674,997	105,030,020

Diluted	114,386,308	105,030,020

(a) Includes stock-based compensation charges of:

Cost of goods sold	$142	$245
Sales, general and administrative	2,864	3,098
Research and development	308	368

	$3,314	$3,711

The following tables set forth, for the periods indicated, our net sales by segment and geography expressed as dollar amounts (in thousands) and the changes in net sales between the specified periods expressed as percentages or “NM” if such increases or decreases are not material or applicable:

	Three Months Ended
			Percent
NET SALES BY SEGMENT:	April 4, 2010	April 5, 2009	Change
Peripheral vascular:
Plaque excision	$20,485	$18,308	11.9%
Stents	29,873	28,174	6.0%
Thrombectomy and embolic protection	9,445	8,047	17.4%
Procedural support and other	14,974	11,673	28.3%

Total peripheral vascular	74,777	66,202	13.0%
Neurovascular:
Embolic products and stents	32,470	19,547	66.1%
Neuro access and delivery products and other	16,607	14,646	13.4%

Total neurovascular	49,077	34,193	43.5%

Total net sales	$123,854	$100,395	23.4%

	Three Months Ended
			Percent
NET SALES BY GEOGRAPHY:	April 4, 2010	April 5, 2009	Change
United States	$72,957	$61,654	18.3	% `
International	50,897	38,741	31.4%

Total net sales	$123,854	$100,395	23.4%

Comparison of the Three Months Ended April 4, 2010 to the Three Months Ended April 5, 2009
Net sales. Net sales increased 23% to $123.9 million in the three months ended April 4, 2010 compared to $100.4 million in the three months ended April 5, 2009 driven by increased sales across all product categories, especially our neurovascular products and products sold internationally.
Net sales of peripheral vascular products. Net sales of our peripheral vascular products increased 13% to $74.8 million in the three months ended April 4, 2010 compared to $66.2 million in the three months ended April 5, 2009. Net sales in our plaque excision product line increased 12% to $20.5 million in the three months ended April 4, 2010 compared to $18.3 million in the three months ended April 5, 2009 primarily due to the launch of our new TurboHawk Plaque Excision System. Net sales in our stent product line increased 6% to $29.9 million in the three months ended April 4, 2010 compared to $28.2 million in the three months ended April 5, 2009 attributable to increased market penetration of both our EverFlex family of self-expanding stents and Visi-Pro balloon expandable stents. Net sales of our thrombectomy and embolic protection devices increased 17% to $9.4 million in the three months ended April 4, 2010 compared to $8.0 million in the three months ended April 5, 2009 due to increases in sales of our embolic protection devices. Net sales of our procedural support and other products increased 28% to $15.0 million in the three months ended April 4, 2010 compared to $11.7 million in the three months ended April 5, 2009 attributable to the ongoing global launch of our EverCross, NanoCross and PowerCross PTA balloons.
Net sales of neurovascular products. Net sales of our neurovascular products increased 44% to $49.1 million in the three months ended April 4, 2010 compared to $34.2 million in the three months ended April 5, 2009, driven by increases in all product categories, especially our embolic products and stents, which include coils, liquid embolics, Solitaire neuro stent and our Pipeline Embolization Device. Net sales of our embolic products and stents increased 66% to $32.5 million in the three months ended April 4, 2010 compared to $19.6 million in the three months ended April 5, 2009 primarily due to the launch of our Pipeline Embolization Device in Europe and other international markets, continued market penetration of the Axium coil, Solitaire neuro stent and the Onyx Liquid Embolic System, partially offset by sales declines in older generation products. Net sales of our neuro access and delivery products and other increased 13% to $16.6 million in the three months ended April 4, 2010 compared to $14.6 million in the three months ended April 5, 2009, primarily due to geographic mix, incremental revenue from products acquired from Chestnut and favorable foreign exchange.
Net sales by geography. Net sales in the United States increased 18% to $73.0 million in the three months ended April 4, 2010 compared to $61.7 million in the three months ended April 5, 2009 as a result of the launch of our TurboHawk

Plaque Excision System and increased market penetration of our Axium coil, embolic protection devices and Onyx Liquid Embolic System. International net sales increased 31% to $50.9 million in the three months ended April 4, 2010 compared to $38.7 million in the three months ended April 5, 2009 and represented 41% and 39% of our total net sales during the three months ended April 4, 2010 and April 5, 2009, respectively. International growth was driven by the launch of our Pipeline Embolization Device and an increase in market penetration of our Solitaire neuro stent, Axium coil and Onyx Liquid Embolic System. Our international net sales in the three months ended April 4, 2010 included a favorable foreign currency exchange rate impact of approximately $2.9 million compared to the same quarter in the prior year.
Cost of goods sold. Costs of goods sold decreased 6% to $29.2 million in the three months ended April 4, 2010 compared to $31.0 million in the first quarter of prior year. As a percentage of net sales, cost of goods sold declined to 24% of net sales in the three months ended April 4, 2010 compared to 31% of net sales in the three months ended April 5, 2009. This decline was primarily attributable to realized manufacturing efficiencies and volume growth. Product mix, margin improvement associated with selling our own line of PTA balloons, and favorable foreign exchange also contributed in the decline. The decline was also attributed to a favorable shift in sales to our direct sales channel in Europe from our distributor channel. In our peripheral vascular segment, cost of goods sold as a percent of net sales declined to 28% in the three months ended April 4, 2010 compared to 33% in the three months ended April 5, 2009 as a result of improved manufacturing efficiencies, sales mix, improvement associated with selling our own line of PTA balloons and volume growth. In our neurovascular segment, cost of goods sold as a percent of net sales declined to 17% in the three months ended April 4, 2010 compared to 27% in the three months ended April 5, 2009 attributable to sales mix, manufacturing efficiencies, volume growth and favorable foreign exchange.
Sales, general and administrative expense. Sales, general and administrative expense increased 11% to $61.8 million in the three months ended April 4, 2010 compared to $55.6 million in the three months ended April 5, 2009 primarily attributable to increases of $4.7 million in personnel costs as a result of annual merit increases and additional headcount and $2.8 million in travel related costs, training and education and other employee related expenses. The three months ended April 5, 2009 included a $3.4 million adjustment to increase our reserves on the vacated leased facilities as a result of our consolidation of the FoxHollow operations (see Note 6 to our consolidated financial statements). Sales, general and administrative expense as a percentage of net sales declined to 50% of net sales in the three months ended April 4, 2010 compared to 55% of net sales in the three months ended April 5, 2009 as a result of leverage on sales growth and cost management efforts and the impact of the vacated leased facilities charge in the first quarter of 2009.
Research and development. Research and development expense increased 20% to $13.8 million in the three months ended April 4, 2010 compared to $11.6 million in the three months ended April 5, 2009 due to increased clinical activity and the additional activity related to our Chestnut acquisition. Research and development expense was 11% of net sales in the three months ended April 4, 2010 compared to 12% of net sales in the three months ended April 5, 2009.
Amortization of intangible assets. Amortization of intangible assets increased 14% to $6.7 million in the three months ended April 4, 2010 compared to $5.8 million in the three months ended April 5, 2009 due to the amortization of definite-lived intangible assets acquired in connection with the Chestnut acquisition.
Contingent consideration. The change in fair value of contingent consideration associated with our acquisition of Chestnut was $2.5 million in the three months ended April 4, 2010. For additional discussion, see Notes 4 and 5 of our consolidated financial statements.
Gain on investments, net. Gain on investments, net was $4.1 million in the three months ended April 5, 2009 for the realized gain on the sale of non-strategic investment assets.
Interest expense, net. Interest expense, net was $197,000 in the three months ended April 4, 2010 compared to $213,000 in the three months ended April 5, 2009.
Other expense, net. Other expense, net was $354,000 in the three months ended April 4, 2010 compared to income of $2.2 million in the three months ended April 5, 2009, related to net foreign currency exchange rate transaction gains and losses. For the three months ended April 4, 2010, we recorded a $2.6 million loss which was substantially offset by a $2.3 million gain on forward foreign exchange contracts.

Income tax benefit. We recorded an income tax benefit of $608,000 for the three months ended April 4, 2010 compared to an income tax benefit of $192,000 for the three months ended April 5, 2009. The income tax benefit for the three months ended April 4, 2010 included a $1.0 million reduction in the U.S. federal income tax due to recently passed legislation enabling us to utilize additional net operating loss carryforwards for alternative minimum tax purposes partly offset by income tax expense recorded in foreign and state jurisdictions.
Liquidity and Capital Resources
The following table highlights several items from our consolidated balance sheets (in thousands):

	April 4,	December 31,
Balance Sheet Data	2010	2009

Cash and cash equivalents	$116,801	$98,050
Total current assets	260,129	240,460
Total assets	908,782	896,289
Total current liabilities	66,429	73,929
Long-term debt	3,333	3,958
Total liabilities	136,187	141,795
Total stockholders’ equity	772,595	754,494
Working capital
Cash and cash equivalents. Our cash and cash equivalents available to fund our current operations were $116.8 million and $98.1 million at April 4, 2010 and December 31, 2009, respectively. We expect to continue to generate cash from operations during the remainder of 2010, although no assurance can be provided that we will do so, especially if we incur significant unanticipated costs or do not achieve our anticipated net sales during the remainder of 2010. We believe our cash and cash equivalents, anticipated cash from operations and current and anticipated financing arrangements will be sufficient to meet our liquidity requirements through at least the next 12 months.
Letters of credit and restricted cash. As of April 4, 2010, we had outstanding commitments of $4.6 million which are supported by irrevocable standby letters of credit and restricted cash. The letters of credit and restricted cash support various obligations, such as operating leases, tender arrangements with customers and automobile leases.
Financing history. Although we recognized net income for the first quarter of 2010 and during the full year 2009, prior to such time, we generated significant operating losses including $199.4 million of cumulative non-cash charges for acquired in-process research and development and $299.3 million of non-cash asset impairment charges of goodwill and intangible assets that resulted in an accumulated deficit of $1.1 billion as of April 4, 2010. Historically, our liquidity needs have been met primarily through equity issuances, our bank financing with Silicon Valley Bank and more recently cash generated from operations.
Credit facility. Our operating subsidiaries, ev3 Endovascular, Inc., ev3 International, Inc., Micro Therapeutics, Inc. and FoxHollow Technologies, Inc. are parties to a loan and security agreement, with Silicon Valley Bank, which was amended most recently in December 2008. The amended facility consists of a $50.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit expires on June 25, 2010 and the term loan matures on June 23, 2012. As of April 4, 2010, we had $5.8 million outstanding under the term loan and no outstanding borrowings under the revolving line of credit; however, we had $935,000 of outstanding letters of credit issued by Silicon Valley Bank, which reduced the maximum amount available under our revolving line of credit to $49.1 million. In conjunction with the expiration of our line of credit in June 2010, we expect to pay off our term loan and renegotiate or renew a line of credit with agreeable terms.
Cash flows
Operating activities. Net cash provided by operating activities during the three months ended April 4, 2010 was $17.3 million compared to $6.5 million during the three months ended April 5, 2009. We generated cash from operations during the first quarter of 2010 as a result of net income of $9.9 million partly offset by cash used for working capital. Our net income for the three months ended April 4, 2010 included $12.5 million of non-cash charges for depreciation, amortization and stock-based compensation expense and $2.5 million of contingent consideration compared with $12.3 million of non-cash charges for depreciation, amortization and stock-based compensation expense for the three months ended April 5, 2009. During the three months ended April 5, 2009, the cash provided by operating activities was primarily a result of strong working capital management offset by a net loss of $1.8 million.
Investing activities. Net cash used in investing activities during the three months ended April 4, 2010 was $2.3 million compared to cash provided by investing activities of $1.2 million during the three months ended April 5, 2009. During the three months ended April 4, 2010, we purchased $1.4 million of property and equipment and $841,000 of patents and licenses. During the three months ended April 5, 2009, we received $4.1 million in proceeds from the sale of short-term investments, increased our restricted cash by $1.4 million, and purchased $732,000 of property and equipment and $681,000 of patents and licenses.
Financing activities. Cash provided by financing activities was $4.2 million and $563,000 during the three months ended April 4, 2010 and April 5, 2009, respectively. During the three months ended April 4, 2010, cash provided by financing activities was generated primarily from $4.8 million of proceeds from stock option exercises partly offset by payments on our term loan with Silicon Valley Bank. During the three months ended April 5, 2009, cash provided by financing activities was generated primarily from $1.2 million of proceeds from employee stock purchases and stock option exercises, partly offset by payments on our term loan with Silicon Valley Bank.
Contractual cash obligations
Our contractual cash obligations as of December 31, 2009 are set forth in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our contractual obligations since December 31, 2009.
Other liquidity information
We refer you to the information contained in Note 13 to our consolidated financial statements for further discussion of earn-out contingencies and pending and threatened litigation related thereto as a result of one of our previous acquisitions and a previous acquisition by FoxHollow.
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
Credit risk
At April 4, 2010, our accounts receivable balance was $87.5 million, compared to $90.7 million at December 31, 2009. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We believe that concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of our accounts receivable are with national healthcare systems in many countries. Although we do not currently foresee a credit risk associated with these receivables, repayment depends upon the financial stability of the economies of those countries. As of April 4, 2010, no customer represented more than 10% of our outstanding accounts receivable. From time to time, we offer certain distributors in foreign markets who meet our credit standards extended payment terms, which may result in a longer collection period and reduce our cash flow from operations. We have not experienced significant losses with respect to the collection of accounts receivable from groups of customers or any particular geographic area nor experienced any material cash flow reductions as a result of offering extended payment terms.

Related Party Transactions
We refer you to the information contained in Note 15 to our consolidated financial statements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K for the year ended December 31, 2009.
Seasonality and Quarterly Fluctuations
Our business is seasonal in nature. Historically, demand for our products has been the highest in our fourth quarter. We traditionally experience lower sales volumes in our third quarter than throughout the rest of the year as a result of the European holiday schedule during the summer months.
We have experienced and expect to continue to experience meaningful variability in our net sales and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things, the number and mix of products sold in the quarter; the demand for, and pricing of, our products and the products of our competitors; the timing of or failure to obtain regulatory approvals for products; costs, benefits and timing of new product introductions; increased competition; the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; changes in average selling prices; the availability and cost of components and materials; number of selling days; fluctuations in foreign currency exchange rates; and restructuring, impairment and other special charges. In addition, as a result of our 2009 acquisition of Chestnut, the potential $75.0 million milestone payment in connection with this acquisition is classified as a liability in our consolidated balance sheets, and remeasured at fair value at each reporting date, with changes in fair value recognized as income or expense. Therefore, any change in fair value impacts our earnings until the contingent consideration is resolved. Assuming that we continue to expect to achieve the regulatory milestone, the accounting impact of the future milestone payment will negatively impact our future quarterly operating results.
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
Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurement, Accounting Standards Update (“ASU”) 2010-6, which amends Accounting Standards Codification (“ASC”) 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. We adopted ASU 2010-6 in the first quarter of 2010. The implementation of ASU 2010-6 did not have a material impact on our consolidated financial statements.
In February 2010, the FASB issued guidance on subsequent events contained in ASU 2010-09, which amends ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. Although we are still required to evaluate subsequent events through the date the financial statements are issued, the pronouncement exempts SEC filers from disclosing the date through which subsequent events have been evaluated. We adopted ASU 2010-09 in the first quarter of 2010. The implementation of ASU 2010-09 did not have a material impact on our consolidated financial statements.

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
Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•	The effect of current worldwide economic conditions on our business, operating results and financial condition, including reduced demand for procedures using our products, the volatility and uncertainty in the capital markets and the availability of credit to our distributors, customers and suppliers;

•	Recent history of operating losses, negative cash flow and failure to achieve our goal of sustained profitability;

•	Failure of our business strategy, which relies on assumptions about the market for our products;

•	Failure to obtain and maintain required regulatory approvals for our products in a cost-effective manner or at all or to comply with other applicable laws and regulations, including without limitation the Federal Anti-Kickback Statute and similar healthcare fraud and abuse laws, the Foreign Corrupt Practices Act and regulations prohibiting the promotion of off-label uses and products for which marketing clearance has not been obtained;

•	Fluctuations in foreign currency exchange rates, especially the effect of a stronger U.S. dollar against the euro, and interest rates;

•	Lack of market acceptance of new products;

•	Lack of demand for our plaque excision products, due in part to competition and lack of long-term clinical data regarding their safety and efficacy;

•	Failure of our customers or patients to obtain third party reimbursement for their purchases of our products;

•	Dependence upon certain products for a significant portion of our product sales;

•	Dependence upon our relationships with group purchasing organizations, or GPOs, and our ability to renew our existing GPO contracts, several of which are up for renewal during 2010;

•	Risk of technological obsolescence, failure to develop innovative and successful new products and technologies and delays in product introduction;

•	Risks associated with clinical trials;

•	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•	Future additional charges associated with the impairment in the value of our goodwill and other intangible assets;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Disruption in our ability to manufacture our products;

•	Ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•	Increases in prices for raw materials;

•	Risks associated with previous and future acquisitions, including the incurrence of additional debt, contingent liabilities and expenses and obligations to make significant milestone payments not currently reflected in our financial statements and the effect of contingent consideration on our operating results;

•	Consolidation in the healthcare industry, which could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets;

•	Exposure to adverse side effects from our products and product liability claims;

•	Failure to obtain additional capital when needed or on acceptable terms;

•	Fluctuations in quarterly operating results as a result of seasonality and other items, such as the number and mix of products sold in the quarter; competition; regulatory actions; the timing of new product introductions; the timing and extent of promotional pricing or volume discounts; the timing of larger orders by customers and the timing of shipment of such orders; field inventory levels; changes in average selling prices; the availability and cost of components and materials; the number of selling days; foreign currency exchange rate fluctuations; effect of revenue recognition policies; timing of operating expenses in anticipation of sales; unanticipated expenses; costs related to acquisitions; special charges and fluctuations in investment returns on cash balances;

•	Reliance on independent sales distributors and sales associates to market and sell our products in certain countries, their reliance on credit to purchase our products and their recent tendency to reduce their inventories of our products in light of the tightened credit markets;

•	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Reliance on our management information systems for inventory management, distribution and other functions and to maintain our research and development and clinical data;

•	Failure to comply with our covenants under our loan and security agreement with Silicon Valley Bank or inability to access funds under our revolving line of credit due to borrowing base limitations;

•	Inability to renew or secure alternative financing prior to the expiration of our line of credit with Silicon Valley Bank;

•	Adverse changes in applicable laws or regulations, including in particular the recently enacted healthcare reform legislation and any other future health or tax laws and regulations;

•	Inability to use net operating losses to reduce tax liability if we become profitable;

•	Changes in generally accepted accounting principles;

•	Effects of pending and threatened litigation;

•	Conflicts of interests due to our ownership structure; or

•	Ineffectiveness of our internal controls.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part I – Item 1A. Risk Factors” on pages 32 through 58 of such report.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks due to adverse changes in market rates and prices, such as interest rates and foreign currency exchange rate fluctuations. We may enter into derivative financial instruments to manage these risks, but we do not enter into derivatives or other financial instruments for trading or speculative purposes. We believe we are not exposed to a material market risk with respect to our invested cash and cash equivalents.
Interest Rate Risk
Borrowings under our revolving line of credit with Silicon Valley Bank bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 0.5%. Borrowings under the term loan bear interest at a variable annual rate equal to Silicon Valley Bank’s prime rate plus 1.0%. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of April 4, 2010, we had no borrowings under our revolving line of credit and had $5.8 million in borrowings under the term loan. Based upon this debt level, a 10% increase in the interest rate on such borrowings would cause us to incur an increase in interest expense of approximately $29,000 on an annual basis.
At April 4, 2010, our cash and cash equivalents were $116.8 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $12,000 on an annual basis.
Foreign Currency Exchange Rate Risk
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies in which we transact business could adversely affect our financial results. Approximately 31% and 26% of our net sales were denominated in foreign currencies in the three months ended April 4, 2010 and April 5, 2009, respectively. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.
Our principal foreign currency exchange rate risks exist between the U.S. dollar and the euro. Approximately 73% and 77% of our net sales denominated in foreign currencies in the three months ended April 4, 2010 and April 5, 2009, respectively, were derived from European Union countries and were denominated in the euro. Fluctuations during any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables and payables, generating currency transaction gains or losses and are reported in other expense (income), net in our consolidated financial statements. We recorded a foreign currency transaction loss of $354,000 and a gain of $2.2 million in the three months ended April 4, 2010 and April 5, 2009, respectively, net of activities from forward exchange contracts during the most recent period, primarily related to the translation of our foreign currency-denominated net receivables into U.S. dollars. Our first quarter of 2010 forward contracts were settled prior to the end of our first quarter of 2010 for a gain of $2.3 million and there were no outstanding forward exchange contracts as of April 4, 2010. We did not enter into any forward exchange contracts in the first quarter of 2009. We entered into three forward exchange contracts at the beginning of the second quarter of 2010 to economically hedge our risk of the euro, British pound and Canadian dollar and will continue to assess the use of forward contracts in the future. At April 4, 2010, we had euro-denominated accounts receivable and cash of €25.6 million and €598,000, respectively. A 10% increase in the foreign exchange rate between the U.S. dollar and the euro as a result of the weakening dollar would have the effect of an approximate $3.5 million foreign currency transaction gain. A 10% decrease in the foreign currency exchange rate between the U.S. dollar and the euro as a result of the strengthening dollar would have the effect of an approximate $3.5 million foreign currency transaction loss.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives.
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our first quarter ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS
A description of our legal proceedings in Note 13 of our consolidated financial statements included within this report is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part I – Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results. There has been no material change in those risk factors other than the risk factor below.
Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by the recently adopted legislation reforming the United States healthcare system and if other administration and legislative proposals are enacted into law.
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. Various healthcare reform proposals also have emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the state level or the exact effect newly enacted laws or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, the enacted excise tax on medical devices could materially and adversely affect our operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
During the first quarter ended April 4, 2010, we did not issue any shares of our common stock or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of ev3 or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of our common stock during the first quarter ended April 4, 2010.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced Plans or	Purchased Under the
Period	Purchased (1)	Per Share	Programs (2)	Plans or Programs (2)
Month # 1 (January 1, 2010 – February 7, 2010)	177	$14.39	N/A	N/A
Month # 2 (February 8, 2010 – March 7, 2010)	—	—	N/A	N/A
Month # 3 (March 8, 2010 – April 4, 2010)	—	—	N/A	N/A

Total:	177	$14.39	N/A	N/A

(1)	Consists of shares repurchased from employees in connection with the required minimum payment of withholding or employment-related tax obligations due in connection with the vesting of restricted stock awards.
(2)	Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than an indefinite number of shares in connection with the cashless exercise of outstanding stock options and the surrender of shares of common stock upon the issuance or vesting of stock grants to satisfy any required minimum withholding or employment-related tax obligations.
Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the first quarter ended April 4, 2010.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.   [REMOVED AND RESERVED]
ITEM 5.   OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter Agreement Regarding Foreign Assignment dated January 20, 2010 between ev3 Inc. and Brett Wall (Incorporated by reference to Exhibit 10.21 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-51348))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2010	ev3 Inc.
	By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Shawn McCormick
Shawn McCormick
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

ev3 Inc.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Letter Agreement Regarding Foreign Assignment dated January 20, 2010 between ev3 Inc. and Brett Wall	Incorporated by reference to Exhibit 10.21 to ev3’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-51348)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith